Form 10-Q
period 2020-09-30
Kensington Capital Acquisition Corp.
filed 2020-11-16
CIK 1811414

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

As of November 13, 2020, 23,000,000 shares of Class A common stock, par value $0.0001 per share, and 5,750,000 shares of Class B common stock, par value $0.0001 per share, were issued and outstanding.

KENSINGTON CAPITAL ACQUISITION CORP.

Quarterly Report on Form 10-Q

Table of Contents

Page No.

PART I. FINANCIAL INFORMATION	2

Item 1. Financial Statements	2

Unaudited Condensed Consolidated Balance Sheet as of September 30, 2020	2

Unaudited Condensed Consolidated Statement Of Operations for the three months ended September 30, 2020, and for the period from April 17, 2020 (inception) through September 30, 2020	3

Unaudited Condensed Consolidated Statement of Changes in Stockholders’ Equity for the three months ended September 30, 2020, and for the period from April 17, 2020 (inception) through September 30, 2020	4

Unaudited Condensed Consolidated Statement of cash flows for the period from April 17, 2020 (inception) through September 30, 2020	5

Notes To Unaudited Condensed Consolidated Financial Statements	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	23

Item 3. Quantitative and Qualitative Disclosures About Market Risk	29

Item 4. Controls and Procedures	29

PART II - OTHER INFORMATION	30

Item 1. Legal Proceedings	30

Item 1A. Risk Factors	30

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	30

Item 3. Defaults upon Senior Securities	30

Item 4. Mine Safety Disclosures	30

Item 5. Other Information	30

Item 6. Exhibits	30

SIGNATURE	31

i

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

KENSINGTON CAPITAL ACQUISITION CORP.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEET

SEPTEMBER 30, 2020

September 30, 2020
Assets:
Current assets:
Cash	$1,002,785
Prepaid expenses	285,083
Total current assets	1,287,868
Investments held in Trust Account	230,075,599
Total Assets	$231,363,467
Liabilities and Stockholders' Equity:
Current liabilities:
Accounts payable	$15,238
Accrued expenses	1,155,999
Franchise tax payable	90,548
Notes payable - related party	75,000
Total current liabilities	1,336,785
Deferred underwriting commissions	8,050,000
Total liabilities	9,386,785
Commitments and Contingencies
Class A common stock, $0.0001 par value; 21,697,668 shares subject to possible redemption at $10.00 per share	216,976,680
Stockholders' Equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; 1,302,332 shares issued and outstanding (excluding 21,697,668 shares subject to possible redemption)	130
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 5,750,000 shares issued and outstanding	575
Additional paid-in capital	6,524,748
Accumulated deficit	(1,525,451)
Total stockholders' equity	5,000,002
Total Liabilities and Stockholders' Equity	$231,363,467

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

KENSINGTON CAPITAL ACQUISITION CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

	For The Three Months Ended September 30, 2020	For The Period From April 17, 2020 (inception) through September 30, 2020
General and administrative expenses	$1,428,188	$1,430,502
Administrative expenses - related party	60,000	80,000
Franchise tax expense	50,000	90,548
Loss from operations	(1,538,223)	1,601,085
Net gain from investments held in Trust Account	75,599	75,599
Net loss	$(1,462,589)	$(1,525,451)
Weighted average shares outstanding of Class A common stock (1)	7,053,922	6,248,452
Basic and diluted net loss per share	$(0.20)	$(0.24)

(1)	This number excludes an aggregate of up to 21,697,668 shares of Class A common stock subject to possible redemption (Note 6).

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

KENSINGTON CAPITAL ACQUISITION CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

	Common Stock				Additional		Total
	Class A		Class B		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance - April 17, 2020 (inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B common stock to Sponsor	—	—	5,750,000	575	24,425	—	25,000
Sale of units in initial public offering, gross	23,000,000	2,300	—	—	229,997,700	—	230,000,000
Offering costs	—	—	—	—	(13,097,867)	—	(13,097,867)
Sale of private placement warrants to Sponsor in private placement	—	—	—	—	6,575,000	—	6,575,000
Common stock subject to possible redemption	(21,843,927)	(2,184)	—	—	(218,437,086)	—	(218,439,270)
Net loss	—	—	—	—	—	(62,862)	(62,862)
Balance - June 30, 2020 (unaudited)	1,156,073	$116	5,750,000	$575	$5,062,172	$(62,862)	$5,000,001
Common stock subject to possible redemption	146,259	14	—	—	1,462,576	—	1,462,590
Net loss	—	—	—	—	—	(1,462,589)	(1,462,589)
Balance - September 30, 2020 (unaudited)	1,302,332	$130	5,750,000	$575	$6,524,748	$(1,525,451)	$5,000,002

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

KENSINGTON CAPITAL ACQUISITION CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

FOR THE PERIOD FROM APRIL 17, 2020 (INCEPTION) THROUGH SEPTEMBER 30, 2020

Cash Flows from Operating Activities:
Net loss	$1,525,451
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Net gain from investments held in Trust Account	(75,599)
Changes in operating assets and liabilities:
Prepaid expenses	(285,083)
Accounts payable	15,238
Accrued expenses	1,070,999
Franchise tax payable	90,548
Net cash used in operating activities	(709,348)
Cash Flows from Investing Activities
Cash deposited in Trust Account	(230,000,000)
Net cash used in investing activities	(230,000,000)
Cash Flows from Financing Activities:
Proceeds from issuance of Class B common stock to Sponsor	25,000
Proceeds received from note payable to related party	75,000
Proceeds received from initial public offering, gross	230,000,000
Proceeds received from private placement	6,575,000
Offering costs paid	(4,962,867)
Net cash provided by financing activities	231,712,133
Net change in cash	1,002,785
Cash - beginning of the period	—
Cash - end of the period	$1,002,785
Supplemental disclosure of noncash activities:
Offering costs included in accrued expenses	$85,000
Deferred underwriting commissions in connection with the initial public offering	$8,050,000
Initial value of common stock subject to possible redemption	$216,976,680

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

KENSINGTON CAPITAL ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1—Description of Organization and Business Operations

Kensington Capital Acquisition Corp. (the “Company”) was incorporated in Delaware on April 17, 2020. The Company was formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”). Although the Company is not limited to a particular industry or sector for purposes of consummating a Business Combination, the Company has focused its search for a target business in the automotive and automotive-related sector. The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended (the “Securities Act”), as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and as such is subject to all of the risks associated with emerging growth companies.

On September 2, 2020, the Company entered into a business combination agreement and plan of reorganization (as amended on September 21, 2020 and as may be further amended from time to time, the “QS Business Combination Agreement”), by and among the Company, Kensington Merger Sub Inc., a Delaware corporation and wholly owned subsidiary of the Company (“Merger Sub”), and QuantumScape Corporation., a Delaware corporation (“QuantumScape”). Merger Sub will merge with and into QuantumScape, with QuantumScape surviving the merger and becoming a wholly-owned direct subsidiary of the Company (collectively with the other transactions described in the QS Business Combination Agreement, the “QS Business Combination,” or the “Proposed Transactions”). QuantumScape is a leader in the development of next generation solid-state lithium-metal batteries for use in electric vehicles. See the Proposed Transactions described below.

As of September 30, 2020, the Company had not commenced any operations. All activity for the period from April 17, 2020 (inception) through September 30, 2020 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”) described below, the identification and evaluation of prospective acquisition targets for an initial Business Combination, including the Proposed Transactions (as defined below), and ongoing administrative and compliance matters. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

The Company’s sponsor is Kensington Capital Sponsor LLC, a Delaware limited liability company (the “Sponsor”, or the “Original Holder”). The registration statement for the Company’s Initial Public Offering was declared effective on June 25, 2020. On June 30, 2020, the Company consummated its Initial Public Offering of 23,000,000 units (the “Units” and, with respect to the Class A common stock included in the Units sold, the “Public Shares”), including 3,000,000 additional Units to cover over-allotments (the “Over-Allotment Units”), at $10.00 per Unit, generating gross proceeds of $230.0 million, and incurring offering costs of approximately $13.1 million, inclusive of approximately $8.1 million in deferred underwriting commissions (Note 5).

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

KENSINGTON CAPITAL ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

If the Company holds a stockholder vote or there is a tender offer for shares in connection with an initial Business Combination, the Public Stockholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then held in the Trust Account (initially $10.00 per Public Share), calculated as of two business days prior to the initial Business Combination, including interest earned on the funds held in the trust account and not previously released to the Company to pay the Company’s taxes, net of taxes payable. The per-share amount to be distributed to Public Stockholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters (as discussed in Note 5). As a result, such Public Shares are recorded at a redemption value and classified as temporary equity upon the completion of the Initial Public Offering in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.”

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

KENSINGTON CAPITAL ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

If the Company is unable to complete a Business Combination within 24 months from the closing of the Initial Public Offering, or June 30, 2022, (as such period may be extended pursuant to the Certificate of Incorporation, the “Combination Period”), the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to the Company to pay the Company’s taxes, net of taxes payable (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the Company’s board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Company’s warrants, which will expire worthless if the Company fails to complete its initial Business Combination within the Combination Period.

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

Commencing August 17, 2020, holders of the Units were permitted to elect to separately trade the shares of Class A common stock and Warrants (as defined below) included in the Units. No fractional shares will be issued upon separation of the Units and only whole Warrants will trade.

KENSINGTON CAPITAL ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Proposed Business Combination and Related Transactions

On September 2, 2020, the Company, Kensington Merger Sub Inc., wholly owned subsidiary of the Company (“Merger Sub”), and QuantumScape Corporation. (“QuantumScape”), entered into the QS Business Combination Agreement, pursuant to which, among other things, the Company and QuantumScape will enter into the QS Business Combination. QuantumScape is a leader in the development of next generation solid-state lithium-metal batteries for use in electric vehicles.

At the closing of the QS Business Combination (the “Closing”), each outstanding share of QuantumScape Class A common stock, together with each share of QuantumScape preferred stock that is outstanding immediately prior to the Closing and convertible into a share of QuantumScape Class A common stock pursuant to the provisions of QuantumScape’s certificate of incorporation, and each outstanding share of QuantumScape Class B common stock, together with each share of QuantumScape preferred stock that is outstanding immediately prior to the Closing and convertible into a share of QuantumScape Class B common stock pursuant to the provisions of QuantumScape’s certificate of incorporation, will be cancelled and automatically converted into the right to receive a number of shares of the Company’s Class A common stock or shares of the Company’s Class B common stock, as applicable, determined in each case by reference to an “Exchange Ratio,” calculated in accordance with the QS Business Combination Agreement. As of the date of the initial signing of the QS Business Combination Agreement, the Exchange Ratio was 4.0032186234, and the Company will file with the SEC a Current Report on Form 8-K announcing the final Exchange Ratio no later than four business days prior to a special meeting of its stockholders.

As a result of the QS Business Combination, the Company currently expects to issue with respect to QuantumScape Capital Stock (or expects to reserve for issuance with respect to Exchanged Options, Exchanged RSUs and Exchanged Warrants (each as defined below)) 368,799,998 shares of the Company’s Common Stock in the aggregate. The final aggregate amount of shares of the Company’s Common Stock to be issued (or reserved for issuance) in connection with the business combination will be calculated in accordance with the QS Business Combination Agreement.

As promptly as practicable after the Proxy statement, prospectus, and information statement becomes effective, QuantumScape will seek an irrevocable written consent of QuantumScape’s stockholders as required to approve and adopt the QS Business Combination Agreement and the Proposed Transactions. Such approval will be sought from and requires the affirmative vote of the holders of at least (a) a majority of the outstanding shares of QuantumScape capital stock, (b) a majority of the outstanding shares of QuantumScape Class A common stock and the outstanding shares of QuantumScape Class B common stock, each voting separately as a class, (c) a majority of the outstanding shares of QuantumScape Class A common stock and shares of QuantumScape preferred stock that are convertible into shares of QuantumScape Class A common stock, voting as a single class, and (d) a majority of the outstanding shares of QuantumScape Class B common stock and the outstanding shares of QuantumScape preferred stock that are convertible into shares of QuantumScape Class B common stock, voting together as a single class. No additional approval or vote from any holders of any class or series of stock of QuantumScape will be necessary to adopt and approve the QS Business Combination Agreement, the QS Business Combination and the Proposed Transactions.

The transaction is structured as a reverse triangular merger, which includes the following: (a) Pursuant to the QS Business Combination Agreement, on the Closing Date, Merger Sub will be merged with and into QuantumScape (the “Merger”), with QuantumScape surviving the Merger as a wholly-owned direct subsidiary of the Company (the “Surviving Corporation”); (b) Contemporaneously with the execution of the QS Business Combination Agreement, certain investors have entered into certain subscription agreements, pursuant to which such investors will purchase shares of the Company’s Common Stock at a purchase price of $10.00 per share in a private placement to be consummated immediately prior to the consummation of the Proposed Transactions; (c) In addition, concurrently with the execution of the QS Business Combination Agreement, (i) the Company, QuantumScape and Volkswagen Group of America Investments LLC (“Volkswagen”) entered into a stockholder support agreement (the “Volkswagen Support Agreement”), pursuant to which, among other things, Volkswagen agreed, among other things, to vote its shares of QuantumScape Preferred Stock in favor of the QS Business Combination Agreement and the Proposed Transactions, and (ii) the Company, QuantumScape and certain stockholders of QuantumScape with (together with Volkswagen) a sufficient number of votes to approve the Merger and other transactions that require the approval of QuantumScape’s stockholders entered into a stockholder support agreement (the “Other Stockholder

KENSINGTON CAPITAL ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Support Agreement”; the Volkswagen Stockholder Support Agreement and the Other Stockholder Support Agreement, the “Stockholder Support Agreements”), pursuant to which, among other things, the Key QuantumScape Stockholders agreed, among other things, to vote their shares of QuantumScape Common Stock and QuantumScape Preferred Stock in favor of the QS Business Combination Agreement and the Proposed Transactions; and (iii) certain stockholders of QuantumScape and certain stockholders of the Company entered into a registration rights and lock-up agreement (the “Registration Rights and Lock-Up Agreement”); (d) In addition, concurrently with the execution of the QS Business Combination Agreement, certain senior level employees of QuantumScape entered into a lock-up agreement (the “Senior Employee Lock-Up Agreement”) with the Company, pursuant to which, such employees agreed to restrictions on the transferability of the Company’s securities for a period of up to four years following the consummation of the Proposed Transactions, subject to certain exceptions set forth therein; and (e) In addition, concurrently with the execution of the QS Business Combination Agreement, (i) the Company and QuantumScape entered into a letter agreement with Volkswagen Group of America Investments, LLC (“VGA”), a stockholder of QuantumScape, pursuant to which, consistent with the rights of VGA with respect to the election of QuantumScape’s directors under the existing voting agreement between QuantumScape and certain of its stockholders, VGA will be entitled, following the Proposed Transactions, to nominate up to two designees to the Company’s board of directors, subject to the satisfaction of certain conditions regarding funding and ownership of the Company’s capital stock, (ii) The Company and QuantumScape entered into an additional letter agreement with VGA, pursuant to which VGA will, among other things, receive an opportunity to review and comment on filings with the SEC with respect to the Proposed Transactions and be provided copies of notices provided between the parties to the QS Business Combination Agreement and (iii) The Company and QuantumScape entered into an additional letter agreement with VGA, pursuant to which QuantumScape will reserve proceeds from its Series F Preferred Stock financing and capital received through the Merger in a separate account to fund equity contributions to QSV Operations LLC.

At the effective time of the Merger (the “Effective Time”), by virtue of the Merger and without any action on the part of the Company, Merger Sub, QuantumScape or the holders of any of QuantumScape’s securities: (a) each share of QuantumScape’s Class A Common Stock (which has one vote per share) and each share of QuantumScape’s Preferred Stock that is convertible into QuantumScape’s Class A Common Stock issued and outstanding immediately prior to the Effective Time will be canceled and converted into the right to receive the number of shares of the Company’s Class A Common Stock that will be in effect after completion of the Proposed Transactions (the “New Kensington Class A Common Stock”) equal to the Exchange Ratio. “Exchange Ratio” means the quotient obtained by dividing (x) the “Target Share Amount”, which is to be calculated in accordance with the QS Business Combination Agreement and is, as of the date of the QS Business Combination Agreement, equal to 368,799,998, by (y) the Fully-Diluted Company Shares.

The New Kensington Class A Common Stock will have one vote per share; (b) each share of QuantumScape’s Class B Common Stock (which has 10 votes per share) and each share of QuantumScape’s Preferred Stock that is convertible into QuantumScape’s Class B Common Stock issued and outstanding immediately prior to the Effective Time will be canceled and converted into the right to receive the number of shares of the Company’s Class B Common Stock that will be in effect after completion of the Proposed Transactions (the “New Kensington Class B Common Stock”; and together with the New Kensington Class A Common Stock, the “New Kensington Common Stock”) equal to the Exchange Ratio. The New Kensington Class B Common Stock will have ten votes per share; (c) each share of QuantumScape’s Capital Stock held in the treasury of QuantumScape will be cancelled without any conversion thereof and no payment or distribution will be made with respect thereto; (d) each share of Merger Sub Common Stock issued and outstanding immediately prior to the Effective Time will be converted into and exchanged for one validly issued, fully paid and nonassessable share of common stock of the Surviving Corporation; (e) each QuantumScape Option that is outstanding immediately prior to the Effective Time, whether vested or unvested, will be converted into an option to purchase a number of shares of the applicable class of New Kensington Common Stock that the pre-conversion QuantumScape Option covers (such option, an “Exchanged Option”) equal to the product (rounded down to the nearest whole number) of (i) the number of shares of QuantumScape’s Common Stock subject to such QuantumScape Option immediately prior to the Effective Time and (ii) the Exchange Ratio, at an exercise price per share (rounded up to the nearest whole cent) equal to (A) the exercise price per share of such Company Option immediately prior to the Effective Time divided by (B) Exchange Ratio. Except as specifically provided in the QS Business Combination Agreement, following the Effective Time, each Exchanged Option will continue to be governed by the same terms and conditions (including vesting and exercisability terms) as were applicable to the corresponding former QuantumScape Option immediately prior to the Effective Time; (f)

KENSINGTON CAPITAL ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

each share of QuantumScape’s Restricted Stock that is outstanding immediately prior to the Effective Time will be converted into restricted shares of the applicable class of New Kensington Common Stock that the pre-conversion QuantumScape’s Restricted Stock covers (such share of restricted Common Stock, an “Exchanged Restricted Common Stock”) equal to the product (rounded down to the nearest whole number) of (i) the number of shares of QuantumScape’s Restricted Stock immediately prior to the Effective Time and (ii) the Exchange Ratio. Except as specifically provided above, following the Effective Time, each Exchanged Restricted Stock shall continue to be governed by the same terms and conditions (including transfer restrictions and repurchase right terms) as were applicable to the corresponding former QuantumScape’s Restricted Stock immediately prior to the Effective Time; (g) each QuantumScape RSU that is outstanding immediately prior to the Effective Time shall be converted into restricted stock units of the applicable class of New Kensington Common Stock that the pre-conversion Company RSU covers (such restricted stock unit award covering Common Stock, an “Exchanged RSU”) equal to the product (rounded down to the nearest whole number) of (i) the number of shares subject to a QuantumScape RSU immediately prior to the Effective Time and (ii) the Exchange Ratio. Except as specifically provided above, following the Effective Time, each Exchanged RSU shall continue to be governed by the same terms and conditions (including transfer restrictions and repurchase right terms) as were applicable to the corresponding former QuantumScape RSU immediately prior to the Effective Time; and (h) each QuantumScape Warrant that is outstanding immediately prior to the Effective Time will be converted into a warrant to purchase a number of shares of the applicable class of New Kensington Common Stock that corresponded to the class for which the pre-conversion QuantumScape Warrant was exercisable (such warrant, an “Exchanged Warrant”) equal to the product (rounded down to the nearest whole number) of (i) the number of shares of Company Common Stock subject to such QuantumScape Warrant immediately prior to the Effective Time and (ii) the Exchange Ratio, at an exercise price per share (rounded up to the nearest whole cent) equal to (A) the exercise price per share of such QuantumScape Warrant immediately prior to the Effective Time divided by (B) the Exchange Ratio. Except as specifically provided above, following the Effective Time, each Exchanged Warrant shall continue to be governed by the same terms and conditions (including vesting and exercisability terms) as were applicable to the corresponding former QuantumScape Warrant immediately prior to the Effective Time.

On September 2, 2020, the Company, Sponsor and certain stockholders of QuantumScape (the “New Holders” and, collectively with the Original Holder, the “Holders”) entered into the Registration Rights and Lock-Up Agreement, which shall be effective at the Closing. Pursuant to the terms of the Registration Rights and Lock-Up Agreement, the Company will be obligated to file a registration statement to register the resale of certain securities of the Company held by the Holders. In addition, pursuant to the terms of the Registration Rights and Lock-Up Agreement and subject to certain requirements and customary conditions, including with regard to the number of demand rights that may be exercised, the Holders may demand at any time or from time to time, that the Company file a registration statement on Form S-3 (or on Form S-1 if Form S-3 is not available) to register the securities of the Company held by such Holders. The Registration Rights and Lock-Up Agreement also provides the Holders with “piggy-back” registration rights, subject to certain requirements and customary conditions.

The Registration Rights and Lock-Up Agreement further provides for the securities of the Company held by the Holders to be locked-up for a period of time following the Closing, as described below, subject to certain exceptions. The securities held by the Original Holder will be locked-up for one year following the Closing, subject to earlier release if (i) the reported last sale price of the Company’s common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the Closing or (ii) if the Company consummates a liquidation, merger, stock exchange or other similar transaction after the Closing which results in all of the Company’s stockholders having the right to exchange their shares of common stock for cash, securities or other property. The securities held by the New Holders will be locked-up for 180 days after the Closing, subject to earlier release if (i) the reported last sale price of the Company’s common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the Closing or (ii) if the Company consummates a liquidation, merger, stock exchange or other similar transaction after the Closing which results in all of the Company’s stockholders having the right to exchange their shares of common stock for cash, securities or other property.

KENSINGTON CAPITAL ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In connection with the execution of the QS Business Combination Agreement, effective as of September 2, 2020, the Company entered into separate subscription agreements (each, a “Subscription Agreement”) with a number of investors (each a “Subscriber”), pursuant to which the Subscribers agreed to purchase, and the Company agreed to sell to the Subscribers, an aggregate of 50,000,000 shares of the Company’s Class A Common Stock (which will be New Kensington Class A Common Stock upon completion of the Proposed Transactions) (the “PIPE Shares”), for a purchase price of $10.00 per share and an aggregate purchase price of $500 million, in a private placement (the “PIPE”).

The closing of the sale of the PIPE Shares pursuant to the Subscription Agreement is contingent upon, among other customary closing conditions, the substantially concurrent consummation of the Proposed Transactions. The purpose of the PIPE is to raise additional capital for use by the combined company following the Closing.

Pursuant to the Subscription Agreements, the Company agreed, among other things, that, within 15 business days after the consummation of the Proposed Transactions, it will file with the SEC (at the Company’s sole cost and expense) a registration statement registering the resale of the PIPE Shares (the “Resale Registration Statement”), and the Company will use its commercially reasonable efforts to have the Resale Registration Statement declared effective as soon as practicable after the filing thereof.

On September 2, 2020, the Company entered into separate Senior Employee Lock-Up Agreements with certain senior level employees of QuantumScape (the “Senior Employees”), including QuantumScape’s executive officers. The Senior Employee Lock-Up Agreements provide that the securities of the Company owned of record or beneficially by the Senior Employees (including certain securities that may be granted or issued to a Senior Employee after the Effective Time) (collectively, the “Lock-Up Shares”) may generally not be transferred for at least 180 days after the Closing (the “Initial Lock-Up Period”) and up to four years after the Closing, subject to certain exceptions. Following the Initial Lock-Up Period, Senior Employees may transfer Lock-Up Shares without restriction as follows: (i) during the first year after the Effective Time, up to 25% of the total number of Lock-Up Shares, (ii) following the first anniversary of the Effective Time until the earlier of four years after the Closing or the occurrence of an event described below, up to 50% of the total number of Lock-Up Shares, and (iii) up to an additional 50% of the total number of Lock-Up Shares following satisfaction of agreed delivery requirements between QuantumScape and VGA. These transfer restrictions are subject to earlier release if (a) the Company completes a liquidation, merger, stock exchange or other similar transaction after the Closing that results in all of the Company’s stockholders having the right to exchange their shares of common stock for cash, securities or other property; (b) VGA terminates for any reason the Amended and Restated Joint Venture Agreement, dated as of May 14, 2020, by and among QuantumScape and VGA; (c) VGA issues a critical or negative statement regarding the Company and its technology unless such statement is required to be made by VGA under applicable law and is truthful and accurate; or (d) VGA transfers certain Company securities in excess of the amounts set forth in the Senior Employee Lock-Up Agreements. The Senior Employee Lock-Up Agreements also provide that, upon consummation of the Merger, the Company or QuantumScape shall pay to each Senior Employee a one-time cash bonus equal to 20% of the Senior Employee’s then annual base salary.

Liquidity and Capital Resources

As indicated in the accompanying balance sheet, at September 30, 2020, the Company had approximately $1.0 million in cash, and working capital of approximately $42,000 (not taken into account tax obligations).

The Company’s liquidity needs prior to the consummation of the Initial Public Offering were satisfied through the proceeds of $25,000 from the sale of the Founders Shares (as defined in Note 4), and loan proceeds from the Sponsor of $75,000 (which is still outstanding to date) ).  Subsequent from the consummation of the Initial Public Offering, the Company’s liquidity has been satisfied through the net proceeds from the consummation of the Initial Public Offering and the Private Placement held outside of the Trust Account.

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). As of September 30, 2020, there were no amounts outstanding under any Working Capital Loan.

KENSINGTON CAPITAL ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Management has determined that the Company has access to funds from the Sponsor that are sufficient to fund the working capital needs of the Company until the consummation of an initial Business Combination or for a minimum of one year from the date of issuance of these unaudited condensed financial statements. However, in connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standards Board Accounting Standards Update 2014-15, “Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the Company’s mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate and dissolve after June 30, 2022.

Management is currently evaluating the impact of the COVID-19 pandemic on the industry and effect on the Company’s financial position, results of its operations and/or search for a target company.

Note 2—Summary of Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for financial information and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP. The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiary. All significant inter-company transactions and balances have been eliminated in consolidation. In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. Operating results for the period for the period from April 17, 2020 (inception) through September 30, 2020 are not necessarily indicative of the results that may be expected through December 31, 2020.

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Form 8-K and the final prospectus filed by the Company with the SEC on July 7, 2020 and June 26, 2020, respectively.

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

KENSINGTON CAPITAL ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of September 30, 2020.

Cash and marketable securities held in Trust Account

At September 30, 2020 the assets held in the Trust Account were substantially held in U.S. Treasury Bills. During the period from April 17, 20202 (inception) through September 30, 2020, no amounts were withdrawn from the Trust Account to pay taxes.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage limit of $250,000, and investments held in Trust Account. The Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts. The Company’s investments held in the Trust Account as of September 30, 2020 is comprised of investments in U.S. Treasury securities with an original maturity of 185 days or less or investments in a money market funds that comprise only U.S. treasury securities money market funds.

Investments Held in the Trust Account

The Company’s portfolio of investments held in the Trust Account is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities, or a combination thereof. The Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in gain on marketable securities, dividends and interest held in Trust Account in the accompanying unaudited condensed statement of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

Fair Value of Financial Instruments

Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability, in an orderly transaction between market participants at the measurement date. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

KENSINGTON CAPITAL ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

•	Level 1, defined as observable inputs such as quoted prices (unadjusted) for identical instruments in active markets;

•

Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and

•

Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

In some circumstances, the inputs used to measure fair value might be categorized within different levels of the fair value hierarchy. In those instances, the fair value measurement is categorized in its entirety in the fair value hierarchy based on the lowest level input that is significant to the fair value measurement.

As of September 30, 2020, the carrying values of cash, accounts payable, accrued expenses, franchise tax payable and income tax payable approximate their fair values due to the short-term nature of the instruments. The Company’s investments held in Trust Account are comprised of investments in U.S. Treasury securities with an original maturity of 180 days or less or investments in a money market funds that comprise only U.S. treasury securities and are recognized at fair value. The fair value of investments held in Trust Account is determined using quoted prices in active markets.

Offering Costs Associated with the Initial Public Offering

Offering costs consist of legal, accounting, underwriting fees and other costs incurred through the balance sheet date that are directly related to the Initial Public Offering and that were charged to additional paid-in capital upon the completion of the Initial Public Offering.

Class A common stock subject to possible redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A common stock subject to mandatory redemption (if any) is classified as liability instruments and are measured at fair value. Conditionally redeemable Class A common stock (including Class A common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A common stock is classified as stockholders’ equity. The Company’s Class A common stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at September 30, 2020, 21,697,668 shares of Class A common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet.

Net Loss Per Common Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period excluding common stock subject to forfeiture. Through June 30, 2020, the date the underwriters exercised in full their over-allotment option, weighted average shares were reduced for the effect of an aggregate of 750,000 shares of common stock that were subject to forfeiture. An aggregate of 21,697,668 shares of Class A common stock subject to possible redemption at September 30, 2020 has been excluded from the calculation of basic loss per share of common stock, since such shares, if redeemed, only participate in their pro rata share of the trust earnings. The Company has not considered the effect of the warrants sold in the Initial Public Offering (including the consummation of the Over-Allotment Units) and Private Placement to purchase an aggregate of 18,074,992 shares of the Company’s common stock in the calculation of diluted loss per share, since the exercise of the warrants are contingent upon the occurrence of future events.

KENSINGTON CAPITAL ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Reconciliation of Net Loss per Common Share

The Company’s net loss is adjusted for the portion of income (loss) that is attributable to Class A common stock subject to redemption, as these shares only participate in the earnings of the Trust Account and not the income or losses of the Company. Accordingly, basic and diluted loss per common share is calculated as follows:

	For The Three Months Ended September 30, 2020	For The Period From April 17, 2020 (inception) through September 30, 2020
Net loss	$(1,462,589)	$(1,525,451)
Less: Income attributable to Class A ordinary shares subject to possible redemption	24,183	—
Adjusted net loss	$(1,438,406)	$(1,525,451)
Weighted average ordinary shares outstanding, basic and diluted	7,053,922	6,248,452
Basic and diluted net loss per ordinary share	$(0.20)	$(0.24)

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under FASB ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. Deferred tax assets were deemed immaterial as of September 30, 2020.

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of September 30, 2020. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of September 30, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

On March 27, 2020, President Trump signed the Coronavirus Aid, Relief, and Economic Security “CARES” Act into law. The CARES Act includes several significant business tax provisions that, among other things, would eliminate the taxable income limit for certain net operating losses (“NOL”) and allow businesses to carry back NOLs arising in 2018, 2019 and 2020 to the five prior years, suspend the excess business loss rules, accelerate refunds of previously generated corporate alternative minimum tax credits, generally loosen the business interest limitation under IRC section 163(j) from 30 percent to 50 percent among other technical corrections included in the Tax Cuts and Jobs Act tax provisions. The Company does not believe that the CARES Act will have a significant impact on Company's financial position or statement of operations.

Recent Accounting Standards

The Company’s management does not believe that any recently issued, but not yet effective, accounting standards updates, if currently adopted would have a material effect on the accompanying financial statements.

KENSINGTON CAPITAL ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 3—Initial Public Offering

On June 30, 2020, the Company sold 23,000,000 Units, including 3,000,000 Over-Allotment Units, at a price of $10.00 per Unit, generating gross proceeds of $230.0 million, and incurring offering costs of approximately $13.1 million, inclusive of approximately $8.1 million in deferred underwriting commissions.

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

Related Party Loans

On April 17, 2020, the Sponsor agreed to loan the Company an aggregate of up to $300,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note (the “Note”). This loan is non-interest bearing and payable upon the completion of the Initial Public Offering. As of September 30, 2020, the Company has borrowed $75,000 under the Note.  To date, the balance of the Note remains outstanding.

KENSINGTON CAPITAL ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Service and Administrative Fees

The Company has agreed to pay service and administrative fees of $20,000 per month to DEHC LLC, an affiliate of Daniel Huber, the Company’s Chief Financial Officer, for up to 18 months commencing on the date of consummation of the Initial Public Offering. As of September 30, 2020, the Company incurred $80,000 in general and administrative expenses in the accompanying condensed consolidated statement of operations and no amounts were payable in the accompanying balance sheet in connection with such services.

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

Note 6—Stockholders’ Equity

Preferred Stock—The Company is authorized to issue 1,000,000 shares of preferred stock, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2020, there were no shares of preferred stock issued or outstanding.

KENSINGTON CAPITAL ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Class A Common Stock—The Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. As of September 30, 2020, there were 23,000,000 shares of Class A common stock issued or outstanding, including 21,697,668 shares of Class A common stock subject to possible redemption, respectively.

Class B Common Stock—The Company is authorized to issue 10,000,000 shares of Class B common stock with a par value of $0.0001 per share. On April 17, 2020, the Sponsor subscribed to purchase 5,031,250 shares of Class B common stock, which was fully paid on June 30, 2020. On June 25, 2020, the Company effected a stock dividend with respect to the Class B common stock, resulting in the Sponsor holding an aggregate of 5,750,000 founder shares. All shares and associated amounts have been retroactively restated to reflect the share capitalization. Of these, an aggregate of up to 750,000 shares of Class B common stock that were subject to forfeiture to the Company by the initial stockholders for no consideration to the extent that the underwriters’ over-allotment option is not exercised in full or in part, so that the number of Founder Shares equals 20% of the Company’s issued and outstanding shares of common stock after the Initial Public Offering.  The underwriter exercised its over-allotment option in full on June 30, 2020; thus, the 750,000 Founder Shares were no longer subject to forfeiture. As a result, as of September 30, 2020, 5,750,000 Class B common stock was issued and outstanding.

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

Warrants—Public Warrants may only be exercised for a whole number of shares. No fractional Public Warrants will be issued upon separation of the Units and only whole Public Warrants will trade. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination and (b) 12 months from the closing of the Initial Public Offering; provided in each case that the Company has an effective registration statement under the Securities Act covering the issuance of the shares of Class A common stock issuable upon exercise of the Public Warrants and a current prospectus relating to them is available and such shares are registered, qualified or exempt from registration under the securities, or blue sky, laws of the state of residence of the holder (or the Company permits holders to exercise their Public Warrants on a cashless basis under the circumstances specified in the warrant agreement). The Company has agreed that as soon as practicable, but in no event later than 20 business days after the closing of the initial Business Combination, the Company will use its commercially

KENSINGTON CAPITAL ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

reasonable efforts to file, and within 60 business days following the initial Business Combination to have declared effective, a registration statement covering the issuance of the shares of Class A common stock issuable upon exercise of the warrants and to maintain a current prospectus relating to those shares of Class A common stock until the warrants expire or are redeemed; provided, that if the Class A common stock is at the time of any exercise of a warrant not listed on a national securities exchange such that it satisfies the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of Public Warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event the Company so elects, it will not be required to file or maintain in effect a registration statement, but it will be required to use its best efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available. The Public Warrants will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation.

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

KENSINGTON CAPITAL ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

•	Level 3: Unobservable inputs based on the Company’s assessment of the assumptions that market participants would use in pricing the asset or liability.

Description	Level	September 30, 2020
Assets:
Investments held in Trust Account	1	$230,075,599

KENSINGTON CAPITAL ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period. There were no transfers between levels for the three months ended September 30, 2020 and for the period from May 19, 2020 (inception) through September 30, 2020.

Note 8—Subsequent Events

On October 2, 2020, a putative class action lawsuit was filed against the Company. The complaint names the Company and certain members of the Company’s board as defendants. The complaint alleges, among other things, breach of fiduciary duty claims in connection with the proposed business combination with QuantumScape Corporation. Management with its legal counsel are currently evaluating the merits of the complaint and as of September 30, 2020, the Company had not accrued any amounts for this contingency.

The special meeting of the Company’s stockholders to approve the Business Combination with QuantumScape is scheduled to occur on November 25, 2020.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

References to the “Company,” “Kensington Capital Acquisition Corp.” “our,” “us” or “we” refer to Kensington Capital Acquisition Corp. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto contained elsewhere in this report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

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

Overview

We are a blank check company incorporated in Delaware on April 17, 2020 for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”). We are an emerging growth company and, as such, we are subject to all of the risks associated with emerging growth companies. Our sponsor Kensington Capital Sponsor LLC, a Delaware limited liability company (the “Sponsor”, or the “Original Holder”).

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

Proposed Transactions

Business Combination Agreement

As more fully described in Note 1 to the unaudited condensed consolidated financial statements herein, on September 2, 2020, the Company entered into a business combination agreement and plan of reorganization (as amended on September 21, 2020 and as may be further amended from time to time, the “QS Business Combination Agreement”), by and among the Company, Kensington Merger Sub Inc., a Delaware corporation and wholly owned subsidiary of the Company (“Merger Sub”), and QuantumScape Corporation., a Delaware corporation (“QuantumScape”). Merger Sub will merge with and into QuantumScape, with QuantumScape surviving the merger and becoming a wholly-owned direct subsidiary of the Company (collectively with the other transactions described in the QS Business Combination Agreement, the “QS Business Combination,” or the “Proposed Transactions”). QuantumScape is a leader in the development of next generation solid-state lithium-metal batteries for use in electric vehicles.

Registration Rights and Lock-Up Agreement

In connection with the QS Business Combination and the other Proposed Transactions, on September 2, 2020, the Company, Sponsor and certain stockholders of QuantumScape (collectively with the Original Holder, the “Holders”) entered into a registration rights and lock-up agreement (the “Registration Rights and Lock-Up Agreement”), which shall be effective at the Closing. Pursuant to the terms of the Registration Rights and Lock-Up Agreement, we will be obligated to file a registration statement to register the resale of certain securities of the Company held by the Holders. In addition, pursuant to the terms of the Registration Rights and Lock-Up Agreement and subject to certain requirements and customary conditions, including with regard to the number of demand rights that may be exercised, the Holders may demand at any time or from time to time, that we file a registration statement on Form S-3 (or on Form S-1 if Form S-3 is not available) to register the securities of the Company held by such Holders. The Registration Rights and Lock-Up Agreement also provides the Holders with “piggy-back” registration rights, subject to certain requirements and customary conditions.

Subscription Agreements

Also, in connection with the execution of the QS Business Combination Agreement, effective as of September 2, 2020, we entered into separate subscription agreements (each, a “Subscription Agreement”) with a number of investors (each a “Subscriber”), pursuant to which the Subscribers agreed to purchase, and we agreed to sell to the Subscribers, an aggregate of 50,000,000 shares of our Class A Common Stock (which will be New Kensington Class A Common Stock upon completion of the Proposed Transactions) (the “PIPE Shares”), for a purchase price of $10.00 per share and an aggregate purchase price of $500 million, in a private placement (the “PIPE”).

The closing of the sale of the PIPE Shares pursuant to the Subscription Agreement is contingent upon, among other customary closing conditions, the substantially concurrent consummation of the Proposed Transactions. The purpose of the PIPE is to raise additional capital for use by the combined company following the Closing.

Pursuant to the Subscription Agreements, we agreed, among other things, that, within 15 business days after the consummation of the Proposed Transactions, we will file with the SEC (at the Company’s sole cost and expense) a registration statement registering the resale of the PIPE Shares (the “Resale Registration Statement”), and the Company will use its commercially reasonable efforts to have the Resale Registration Statement declared effective as soon as practicable after the filing thereof.

Senior Employee Lock-Up Agreements

On September 2, 2020, we entered into separate Senior Employee Lock-Up Agreements with certain senior level employees of QuantumScape (the “Senior Employees”), including QuantumScape’s executive officers. The Senior Employee Lock-Up Agreements provide that the securities of QuantumScape owned of record or beneficially by the Senior Employees (including certain securities that may be granted or issued to a Senior Employee after the Effective Time) (collectively, the “Lock-Up Shares”) may generally not be transferred for at least 180 days after the Closing (the “Initial Lock-Up Period”) and up to four years after the Closing, subject to certain exceptions. Following the Initial Lock-Up Period, Senior Employees may transfer Lock-Up Shares without restriction as follows: (i) during the first year after the Effective Time, up to 25% of the total number of Lock-Up Shares, (ii) following the first anniversary of the Effective Time until the earlier of four years after the Closing or the occurrence of an event described below, up to 50% of the total number of Lock-Up Shares, and (iii) up to an additional 50% of the total number of Lock-Up Shares following satisfaction of agreed delivery requirements between QuantumScape and VGA. These transfer restrictions are subject to earlier release if (a) the Company completes a liquidation, merger, stock exchange or other similar transaction after the Closing that results in all of our stockholders having the right to exchange their shares of common stock for cash, securities or other property; (b) VGA terminates for any reason the Amended and Restated Joint Venture Agreement, dated as of May 14, 2020, by and among QuantumScape and VGA; (c) VGA issues a critical or negative statement regarding the Company and its technology unless such statement is required to be made by VGA under applicable law and is truthful and accurate; or (d) VGA transfers certain Company securities in excess of the amounts set forth in the Senior Employee Lock-Up Agreements. The Senior Employee Lock-Up Agreements also provide that, upon consummation of the Merger, the Company or QuantumScape shall pay to each Senior Employee a one-time cash bonus equal to 20% of the Senior Employee’s then annual base salary.

The foregoing descriptions of the QS Business Combination Agreement and ancillary agreements are qualified in their entirety by reference to the full text of the Agreements, copies of which were filed with the SEC as Current Reports on Form 8-K on September 3, 2020 and September 21, 2020 and which are incorporated herein by reference.

Liquidity and Capital Resources

As of September 30, 2020, we had approximately $1.0 million in our operating bank account, working capital of approximately $42,000 (not taken into account tax obligations), and approximately $76,000 in investment income in the Trust Account available to pay franchise and income taxes (less up to $100,000 of such net interest to pay dissolution expenses). Through September 30, 2020, our liquidity needs have been satisfied through a $25,000 capital contribution from the sale of the Founders Shares (as defined in Note 4), loan proceeds from the Sponsor of $75,000 (which is still outstanding to date), and the net proceeds from the consummation of the Private Placement not held in Trust Account.

In addition, in order to finance transaction costs in connection with a Business Combination, our Sponsor or an affiliate of the Sponsor, or certain of our officers and directors may, but are not obligated to, loan us funds as may be required (“Working Capital Loans”). As of September 30, 2020, there were no amounts outstanding under any Working Capital Loan.

Management has determined that we have access to funds from our Sponsor that are sufficient to fund our working capital needs until the consummation of an initial Business Combination or for a minimum of one year from the date of issuance of these unaudited condensed financial statements. However, in connection with our assessment of going concern considerations in accordance with Financial Accounting Standards Board Accounting Standards Update 2014-15, “Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” we have determined that our mandatory liquidation and subsequent dissolution raise substantial doubt about the our ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should we be required to liquidate and dissolve after June 30, 2022.

Management is currently evaluating the impact of the COVID-19 pandemic on the industry and effect on our financial position, results of its operations and/or search for a target company.

Results of Operations

Our entire activity since inception up to September 30, 2020 was in preparation for our formation and the Initial Public Offering, and since the closing of our Initial Public Offering, a search for business combination candidates including expenses related to the Proposed Transactions. We will not be generating any operating revenues until the closing and completion of our initial Business Combination.

For the period from April 17, 2020 (inception) through September 30, 2020, we had net loss of approximately $1,525,000, which consisted of approximately $1,511,000 in general and administrative expenses and approximately $91,000 in franchise tax expense.

Related Party Transactions

Founder Shares

On April 17, 2020, we issued 5,031,250 shares of the Company’s Class B common stock to our Sponsor (the “Founder Shares”), which were fully paid for on June 30, 2020. On June 25, 2020, we effected a stock dividend with respect to the Class B common stock, resulting in the Sponsor holding an aggregate of 5,750,000 founder shares. All shares and associated amounts have been retroactively restated to reflect the share capitalization. The initial stockholders agreed to forfeit up to 750,000 Founder Shares to the extent that the over-allotment option is not exercised in full by the underwriters so that the Founder Shares represented 20.0% of our issued and outstanding shares of common stock after the Initial Public Offering. The underwriter exercised its over-allotment option in full on June 30, 2020; thus, the 750,000 Founder Shares were no longer subject to forfeiture.

The initial stockholders agreed, subject to limited exceptions, not to transfer, assign or sell any of the Founder Shares until the earlier to occur of: (A) one year after the completion of the initial Business Combination or (B) subsequent to the initial Business Combination, (x) if the last reported sale price of the Class A common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the initial Business Combination, or (y) the date on which we complete a liquidation, merger, capital stock exchange, reorganization or other similar transaction that results in all of our stockholders having the right to exchange their shares of common stock for cash, securities or other property.

Related Party Loans

On April 17, 2020, the Sponsor agreed to loan us an aggregate of up to $300,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note (the “Note”). This loan is non-interest bearing and payable upon the completion of the Initial Public Offering. As of September 30, 2020, we had borrowed $75,000 under the Note. To date, the balance of the Note remains outstanding.

In addition, in order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of our officers and directors may, but are not obligated to, loan us funds as may be required (“Working Capital Loans”). If the we complete a Business Combination, we may repay the Working Capital Loans out of the proceeds of the Trust Account released to us. Otherwise, the Working Capital Loans could be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, we may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. To date, we had no borrowings under the Working Capital Loans.

Contractual Obligations

Service and Administrative Fees

We agreed to pay service and administrative fees of $20,000 per month to DEHC LLC, an affiliate of Daniel Huber, the Company’s Chief Financial Officer, for up to 18 months commencing on the date of consummation of the Initial Public Offering. As of September 30, 2020, we incurred $80,000 in general and administrative expenses in the accompanying condensed consolidated statement of operations.

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

Our Class A common stock feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, at September 30, 2020, 21,697,668 shares of Class A common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet.

Net Loss Per Common Share

We comply with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period excluding common stock subject to forfeiture. Through June 30, 2020, the date the underwriters exercised in full their over-allotment option, weighted average shares were reduced for the effect of an aggregate of 750,000 shares of common stock that were subject to forfeiture. An aggregate of 21,697,668 shares of Class A common stock subject to possible redemption at September 30, 2020 has been excluded from the calculation of basic loss per share of common stock, since such shares, if redeemed, only participate in their pro rata share of the trust earnings. We have not considered the effect of the warrants sold in the Initial Public Offering (including the consummation of the Over-Allotment Units) and Private Placement to purchase an aggregate of 18,074,992 shares of our common stock in the calculation of diluted loss per share, since the exercise of the warrants are contingent upon the occurrence of future events. As a result, diluted net loss per common share is the same as basic net loss per common share for the period presented.

Recent Accounting Standards

Our management does not believe that any recently issued, but not yet effective, accounting standards updates, if currently adopted would have a material effect on the accompanying financial statements.

Off-Balance Sheet Arrangements

As of September 30, 2020, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item. As of September 30, 2020, we were not subject to any market or interest rate risk. The net proceeds of the Initial Public Offering, including amounts in the Trust Account, will be invested in U.S. government securities with a maturity of 185 days or less or in money market funds that meet certain conditions under Rule 2a-7 under the Investment Company Act of 1940, as amended, that invest only in direct U.S. government treasury obligations. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

We have not engaged in any hedging activities since our inception and we do not expect to engage in any hedging activities with respect to the market risk to which we are exposed.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2020, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer has concluded that during the period covered by this report, our disclosure controls and procedures were effective.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the period from April 17, 2020 (inception) through September 30, 2020 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

As of the date of this Quarterly Report on Form 10-Q, there have been no material changes to the risk factors disclosed in our final prospectus filed with the SEC on June 26, 2020.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

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

Date: November 16, 2020	By:	/s/ Justin Mirro
	Name:	Justin Mirro
	Title:	Chief Executive Officer and Chairman (Principal Executive Officer)

Date: November16, 2020	By:	/s/ Daniel Huber
	Name:	Daniel Huber
	Title:	Chief Financial Officer (Principal Financial and Accounting officer)