Form 10-K
period 2020-12-31
QuantumScape Corp
filed 2021-02-23
CIK 1811414

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number 001-39345

QUANTUMSCAPE CORPORATION

(Exact name of registrant as specified in its Charter)

Delaware	85-0796578
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
1730 Technology Drive San Jose, California	95110
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (408) 452-2000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A common stock, par value $0.0001 per share	QS	The New York Stock Exchange
Redeemable warrants, each whole warrant exercisable for one share of Class A common stock at an exercise price of $11.50	QS.W	The New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.  Yes ☒ No ☐

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐ No ☒

As of June 30, 2020, the last day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the closing price of the shares of common stock on The New York Stock Exchange, was approximately $230,000,000.

The number of shares of the registrant’s Class A common stock, par value $0.0001 per share outstanding was 210,337,506, and the number of shares of the registrant’s Class B common stock, par value $0.0001 per share outstanding was 156,228,764, as of February 16, 2021.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement relating to its annual meeting of stockholders to be held in 2021 (the “2021 Annual Meeting”), to be filed with the Securities and Exchange Commission (the “SEC”) within 120 days after the end of the fiscal year to which this Annual Report on Form 10-K relates, are incorporated herein by reference where indicated. Except with respect to information specifically incorporated by reference in this Annual Report on Form 10-K, such proxy statement is not deemed to be filed as part hereof.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

The Company makes forward-looking statements in this Annual Report on Form 10-K (this “Report”) and in documents incorporated herein by reference. All statements, other than statements of present or historical fact included in or incorporated by reference in this Report, regarding the Company’s future financial performance, as well as the Company’s strategy, future operations, financial position, estimated revenues, and losses, projected costs, prospects, plans and objectives of management are forward-looking statements. When used in this Report, the words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “will,” “would” the negative of such terms and other similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words. These forward-looking statements are based on management’s current expectations, assumptions, hopes, beliefs, intentions and strategies regarding future events and are based on currently available information as to the outcome and timing of future events. The Company cautions you that these forward-looking statements are subject to all of the risks and uncertainties, most of which are difficult to predict and many of which are beyond the control of the Company, incident to its business.

These forward-looking statements are based on information available as of the date of this Report, and current expectations, forecasts and assumptions, and involve a number of risks and uncertainties. Accordingly, forward-looking statements in this Report and in any document incorporated herein by reference should not be relied upon as representing the Company’s views as of any subsequent date, and the Company does not undertake any obligation to update forward-looking statements to reflect events or circumstances after the date they were made, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

As a result of a number of known and unknown risks and uncertainties, the Company’s actual results or performance may be materially different from those expressed or implied by these forward-looking statements. Some factors that could cause actual results to differ include:

•	delays in or the inability to achieve our technology development objectives, including battery cell at the commercial size and that meet the performance, yield, and cost requirements;
•	delays in or the inability to implement successfully the manufacturing technology necessary for development efforts or for volume production;
•	the effect of the COVID-19 pandemic on the Company’s business;
•	the Company’s future financial and business performance, including financial projections and business metrics;
•	changes in the Company’s strategy, future operations, financial position, estimated revenues and losses, projected costs, prospects and plans;
•	market acceptance of the Company’s products;
•	the Company’s ability to scale in a cost-effective manner;
•	the Company’s ability to raise capital;
•	developments relating to the Company’s competitors and industry;
•	the outcome of any known and unknown litigation and regulatory proceedings;
•	the Company’s relationship with Volkswagen, including the development of its joint venture arrangements with Volkswagen and as a potential customer.

Other risks and uncertainties set forth in this Report, including risk factors discussed in Part I, Item 1A under the Heading, “Risk Factors”.

PART I

Item 1. Business.

Unless the context otherwise requires, all references in this section to “we,” “us,” “our,” or the “Company” refer to QuantumScape and its subsidiaries.

Corporate History and Background

On November 25, 2020 (the “Closing Date”), Kensington Capital Acquisition Corp., a special purpose acquisition company formed in April of 2020 (“Kensington”), consummated the Business Combination Agreement (the “Business Combination Agreement”) dated September 2, 2020, by and among Kensington, Kensington Merger Sub Corp., a Delaware corporation and wholly owned subsidiary of Kensington (“Merger Sub”), and QuantumScape Battery, Inc., a Delaware corporation (f/k/a QuantumScape Corporation and f/k/a QuantumScape Subsidiary, Inc.) (“Legacy QuantumScape”) formed in May of 2010. Our Class A Common Stock and Public Warrants are listed on NYSE under the symbols “QS” and “QS.WS”, respectively. Our Class B Common Stock is neither listed nor publicly traded.

Pursuant to the terms of the Business Combination Agreement, a business combination between the Company and Legacy QuantumScape was effected through the merger of Merger Sub with and into Legacy QuantumScape, with Legacy QuantumScape surviving as the surviving company and as a wholly-owned subsidiary of Kensington (the “Merger” and, collectively with the other transactions described in the Business Combination Agreement, the “Business Combination”). On the Closing Date, the Company changed its name from Kensington Capital Acquisition Corp. to QuantumScape Corporation.

Overview

QuantumScape is developing next generation battery technology for electric vehicles (“EVs”) and other applications.

We are at the beginning of a forecasted once-in-a-century shift in automotive powertrains, from internal combustion engines to clean EVs. While current battery technology has demonstrated the benefits of EVs, principally in the premium passenger car market, there are fundamental limitations inhibiting widespread adoption of battery technology. As a result, today, approximately 3% of global light-vehicles are electrified. We believe a new battery technology represents the most promising path to enable a mass market shift.

After 30 years of gradual improvements in conventional lithium-ion batteries we believe the market needs a step change in battery technology to make mass market EVs competitive with the fossil fuel alternative.

We have spent the last decade developing a proprietary solid-state battery technology to meet this challenge. We believe that our technology enables a new category of battery that meets the requirements for broader market adoption. The lithium-metal solid-state battery technology that we are developing is being designed to offer greater energy density, longer life, faster charging, and greater safety when compared to today’s conventional lithium-ion batteries.

Over the last eight years we have developed a strong partnership with Volkswagen Group of America Investments, LLC (“VGA”) and certain of its affiliates (together with VGA, “Volkswagen”). Volkswagen is one of the largest car companies in the world and intends to be a leader in EVs. Volkswagen has announced plans to launch more than 70 new EV models and build more than 25 million vehicles on electric platforms by the end of the decade. Over the last eight years Volkswagen has invested and committed to invest, subject, in certain cases, to certain closing conditions that have not yet been satisfied, a total of more than $300 million in us and has established a 50-50 joint venture with us to enable an industrial level of production of our solid-state batteries. As 50-50 partners in the joint venture with Volkswagen, we expect to share equally in the revenue and profit from the joint venture. Over the course of our relationship, Volkswagen has successfully tested multiple generations of certain of our single-layer, laboratory cells at industry-accepted automotive rates of power (power is the rate at which a battery can be charged and discharged). We believe no other lithium-metal battery technology has demonstrated the capability of achieving automotive rates of power with acceptable battery life.

While we expect Volkswagen will be the first to commercialize vehicles using our battery technology, over the next few years as we build our initial pre-pilot manufacturing facility and our 1GWh pilot facility (the “Pilot Facility”), we intend to work closely with other automotive original equipment manufacturers (“OEMs”) to make our solid-state battery cells widely available over time. As part of our joint venture agreement we have agreed that the Pilot Facility will be the first commercial-scale facility to manufacture our battery technology for automotive applications, but, subject to the other terms of the joint venture arrangements, we are not limited from working in parallel with other automotive OEMs, or other non-automotive companies, to commercialize our technology. We recently have announced our plans to expand our manufacturing capability with the addition of a pre-pilot line facility in San Jose, CA (“QS-0”).  QS-0 is intended to have a continuous flow, high automation line capable of building over 100,000 engineering cell samples per year. We expect to secure a long-term lease for QS-0 in the second half of this year and for QS-0 to be producing cells by 2023.

Our development uses earth-abundant materials and processes suitable for high volume production. Our processes use tools which are already used at scale in the battery or ceramics industries. Outside of the separator, our battery is being designed to use many of the materials and processes that are standard across today’s battery manufacturers. As a result, we expect to benefit from the projected industry-wide cost declines for these materials that result from process improvements and economies of scale. We believe that the manufacturing of our solid-state battery cells provides us with a structural cost advantage because our battery cells are manufactured without an anode.

There are government regulations pertaining to battery safety, transportation of batteries, use of batteries in cars, factory safety, and disposal of hazardous materials. We will ultimately have to comply with these regulations to sell our batteries into the market. The license and sale of our batteries abroad is likely to be subject to export controls in the future.

Our investor relations website is located at https://ir.quantumscape.com and our Company Twitter account is located at https://twitter.com/QuantumScapeCo. We use our investor relations website and our Company Twitter account to post important information for investors, including news releases, analyst presentations, and supplemental financial information, and as a means of disclosing material non-public information and for complying with our disclosure obligations under Regulation FD. Accordingly, investors should monitor our investor relations website and our Company Twitter account, in addition to following press releases, filings with the Securities and Exchange Commission (the “SEC”) and public conference calls and webcasts. We also make available, free of charge, on our investor relations website under “Financials—SEC Filings,” our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to these reports as soon as reasonably practicable after electronically filing or furnishing those reports to the SEC.

Industry Background

Shift to EVs

We believe that evolving consumer preferences coupled with growing government incentives and regulations are driving a once-in-a-century shift to EVs.

Countries around the world are promoting EVs. The dependence on gasoline-powered internal combustion engine (“ICE”) vehicles has heightened environmental concerns, created reliance among industrialized and developing nations on large oil imports, and exposed consumers to unstable fuel prices and health concerns related to heightened emissions. Many national and regional regulatory bodies have adopted legislation to incentivize or require a shift to lower-emission and zero-emission vehicles. For example, countries such as the United Kingdom, the Netherlands, Sweden, Germany, and France have announced intentions to either increase applicable environmental targets or outright ban the sale of new ICE vehicles in the next two decades. More recently, California passed regulations requiring half of trucks sold in the state to be zero-emissions by 2035 and 100% by 2045. This global push to transition from ICE vehicles, aided by favorable government incentives and regulations, is accelerating the growth in lower- and zero-emission vehicle markets.

Furthermore, consumers are increasingly considering EVs for a variety of reasons including better performance, growing EV charging infrastructure, significantly lighter environmental impact, and lower maintenance and operating costs. Automakers such as Tesla, Inc. have demonstrated that premium EVs can deliver a compelling alternative to fossil fuels. As EVs become more competitive and more affordable, we believe that they will continue to take market share from ICE vehicles. We believe that this shift will occur across vehicle types and market segments. However, some of the inherent limitations of lithium-ion battery technology remain an impediment to meaningful improvements in EV competitiveness and cost.

Current Battery Technology Will Not Meet the Requirements for Broad Adoption of EVs

Despite the significant progress in the shift to EVs, the market remains dominated by ICE vehicles. According to the International Energy Association, approximately 3% of light vehicles are EVs. For EVs to be adopted at scale across market segments batteries need to improve. In particular, we believe there are five key requirements to drive broad adoption of EVs:

•

Battery capacity (energy density). EVs need to be able to drive over 300 miles on a single charge to achieve broad market adoption. The volume required for conventional lithium-ion battery technology limits the range of many EVs. Higher energy density will enable automotive OEMs to increase battery pack energy without increasing the size and weight of the vehicle’s battery pack.

•

Fast charging capability. EV batteries need to be fast-charging to replicate the speed and ease with which a gasoline car can be refueled. We believe this objective is achieved with the ability to charge to at least 80% capacity in under 15 minutes, without materially degrading battery life.

•

Safety (nonflammable). EV batteries need to replace as many of the flammable components in the battery as possible with non-flammable equivalents to reduce the extent of damage caused by a fire. With current batteries, many abuse conditions, including malfunctions that can result in overcharges and battery damage from accidents, can result in fires.

•	Cost. Mass market adoption of EVs requires a battery that is capable of delivering long range while remaining cost competitive with a vehicle price point of around $30,000.
•	Battery life. Batteries need to be usable for the life of the vehicle, typically 12 years or 150,000 miles. If the battery fades prematurely, EVs will not be an economically practical alternative.

Since these requirements have complex interlinkages, most manufacturers of conventional lithium-ion batteries used in today’s cars are forced to make trade-offs. For example, conventional batteries can be fast-charged, but at the cost of significantly limiting their battery life.

We believe that a battery technology that can meet these requirements will enable an EV solution that is much more broadly competitive with internal combustion engines. With more than 90 million ICE vehicles produced in 2019 across the auto industry, there is significant untapped demand for a battery that meets these goals – a potential market opportunity in excess of $450 billion annually.

Limitations of Conventional Lithium-ion Battery Technologies

The last significant development in battery technology was the commercialization of lithium-ion batteries in the early 1990s which created a new class of batteries with higher energy density. Lithium-ion batteries have enabled a new generation of mobile electronics, efficient renewable energy storage, and the start of the transition to electrified mobility.

Since the 1990s, conventional lithium-ion batteries have seen a gradual improvement in energy density. Most increases in cell energy density have come from improved cell design and incremental improvements in cathode and anode technology. However, there is no Moore’s law in batteries – it has taken conventional lithium-ion batteries at least 10 years to double in energy density and it has been approximately 30 years since the introduction of a major new chemistry. As the industry approaches the theoretical limit of achievable energy density for lithium-ion batteries involving carbon, we believe a new architecture is required to deliver meaningful gains in energy density.

Batteries have a cathode (the positive electrode), an anode (the negative electrode), a separator which prevents contact between the anode and cathode, and an electrolyte which transports ions but not electrons. A conventional lithium-ion battery uses a liquid electrolyte, a polymer separator, and an anode made principally of carbon (graphite) or a carbon/silicon composite. Lithium ions move from the cathode to the anode when the battery is charged and vice versa during discharge.

Conventional Lithium-Ion Battery Design

The energy density of conventional lithium-ion batteries is fundamentally limited by the anode, which provides a host material to hold the lithium ions, preventing them from binding together into pure metallic lithium. Metallic lithium, when used with conventional liquid electrolytes and porous separators, can form needle-like crystals of lithium known as dendrites, which can penetrate through the separator and short-circuit the cell.

While using a host material is an effective way to prevent dendrites, this host material adds volume and mass to the cell, it adds cost to the battery, and it limits the battery life due to side reactions at the interface with the liquid electrolyte. The rate at which lithium diffuses through the anode also limits the maximum cell power.

The addition of silicon to a carbon anode provides a modest boost to energy density relative to a pure carbon anode. However, silicon is also a host material that not only suffers from the limitations of carbon as discussed above, but also introduces cycle life challenges as a result of the repeated expansion and contraction of the silicon particles, since silicon undergoes significantly more expansion than carbon when hosting lithium ions. Furthermore, the voltage of the lithium-silicon reaction subtracts from the overall cell voltage, reducing cell energy.

Lithium-Metal Anode Required to Unlock Highest Energy Density

We believe that a lithium-metal anode is the most promising approach that can break out of the current constraints inherent in conventional lithium-ion batteries and enable significant improvements in energy density.

In a lithium-metal battery, the anode is made of metallic lithium; there is no host material. Eliminating the host material reduces the size and weight of the battery cell and eliminates the associated materials and manufacturing costs. This results in the highest theoretical gravimetric energy density for a lithium-based battery system. Lithium-ion batteries currently used in the auto industry have energy densities of less than 300 Wh/kg. We believe lithium-metal batteries have the potential to significantly increase this energy density.

Lithium-metal anodes are compatible with conventional cathode materials, and lithium-metal batteries will derive some benefit from continued improvement in conventional cathodes. Moreover, lithium-metal anodes may enable future generations of higher energy cathodes that cannot achieve energy density gains when used with lithium-ion anodes, as shown in the figure below.

Simulated Cell Specific Energy

Simulated cell specific energy is based on traditional cell designs and architectures. Source: Andre et al, J Mater Chem A, (2015) 6709.

Although the industry has understood for 40 years the potential benefits of lithium-metal anodes, the industry has not been able to develop a separator that makes a lithium-metal anode practical for automotive use.

Solid-State Separator Required to Enable Lithium-Metal Anode

We believe that a lithium-metal battery requires that the porous separators used in current lithium-ion batteries be replaced with a solid-state separator capable of conducting lithium ions between the cathode and anode at rates comparable to conventional liquid electrolyte while also suppressing the formation of lithium dendrites. While various solid-state separators have been shown to operate at low power densities, such low power densities are not useful for most practical applications. To our knowledge, we are the only company that has been able to demonstrate a solid-state separator for lithium-metal batteries that reliably prevents dendrite formation at higher power densities, such as those required for automotive applications and fast-charging.

We believe that our ability to develop this proprietary solid-state separator will enable the shift from lithium-ion to lithium-metal batteries.

Our Technology

* Catholyte includes an organic gel made of an organic polymer and organic liquid.

Our proprietary solid-state lithium-metal cell represents the next-generation of battery technology.

Our battery cells have none of the host materials used in conventional anodes. In fact, when our cells are manufactured there is no anode; lithium is present only in the cathode. When the cell is first charged, lithium moves out of the cathode, diffuses through our solid-state separator and plates in a thin metallic layer directly on the anode current collector, forming an anode. When the battery cell is discharged, the lithium diffuses back into the cathode.

Eliminating the anode host material found in conventional lithium-ion cells substantially increases the volumetric energy density. A pure lithium-metal anode also enables the theoretically highest gravimetric energy density for a lithium battery system.

Our proprietary solid-state separator is the core technology breakthrough that enables reliable cycling of the lithium-metal anode battery. Without a working solid-state separator, the lithium would form dendrites which would grow through a traditional porous separator and short circuit the cell.

An effective solid-state separator requires a solid material that is as conductive as a liquid electrolyte, chemically stable next to lithium–one of the most reactive elements–and able to prevent the formation of dendrites. Our team worked over ten years to develop a composition that meets these requirements and to develop the techniques necessary to manufacture the separator material at scale using a continuous process. We have a number of patents covering both the composition of this material and key steps of the manufacturing process.

Our solid-state separator is a dense, entirely inorganic ceramic. It is made into a film that is thinner than a human hair and then cut into pieces about the length and width of a playing card. Our solid-state separator is flexible because it has a low defect density and is thin. In contrast, typical household ceramics are brittle and can break due to millions of microscopic defects which reduce structural integrity.

The separator is placed between a cathode and anode current collector to form a single battery cell layer. These single layers will be stacked together into a multi-layer cell, about the size of a deck of cards, that will be the commercial form factor for EV batteries.

Our cathodes use a combination of conventional cathode active materials (NMC) with an organic gel made of an organic polymer and organic liquid catholyte. In the future, we may use other compositions of cathode active materials, including cobalt-free compositions. We have an ongoing research and development investigation into inorganic catholyte that could replace the organic gel made of an organic polymer and organic liquid catholyte currently used.

As communicated in our solid-state battery showcase event on December 8, 2020, our single-layer solid-state cells have been extensively tested for power density, cycle life, and temperature performance. This is the only solid-state cell we are aware of that has been validated to run at automotive power densities by a leading automotive OEM. In addition, we believe our battery technology may provide significant improvements in energy density compared to today’s conventional lithium-ion batteries, as shown in the figure below.

Benefits of Our Technology

We believe our battery technology will enable significant benefits across battery capacity, life, safety, and fast charging while minimizing cost. We believe these benefits will provide significant value to automotive OEMs by enabling greater customer adoption of their EVs. By solving key pain-points such as 15-minute fast charging, we believe our battery technology will enable the delivery of an EV experience that is significantly more competitive with fossil fuel vehicles than what today’s EVs can achieve with conventional batteries.

Our battery technology is intended to meet the five key requirements we believe will enable mass market adoption of EVs:

•

Energy density. Our battery design is intended to significantly increase volumetric and gravimetric energy density by eliminating the carbon/silicon anode host material found in conventional lithium-ion cells. This increased energy density will enable EV manufacturers to increase range without increasing the size and weight of the battery pack, or to reduce the size and weight of the battery pack which will reduce the cost of the battery pack and other parts of the vehicle. For example, we estimate that our solid-state battery cells will enable a car maker to increase the range of a luxury performance EV—with 350 liters of available battery space—from 250 miles (400 km) to 450 miles (730 km) without increasing the size and weight of the battery pack. In the same example, our battery would enable the car maker to increase the maximum power output of such a vehicle from 420 kW to 650 kW without increasing the size of the battery pack. Alternatively, we believe that our solid-state battery cells will enable a car maker to increase the range of a mass market sedan—with 160 liters of available battery space—from 123 miles (200km) to 233 miles (375km) without increasing the size and weight of the battery pack. Similarly, our battery would enable the car maker to increase the maximum power output of such vehicle from 100 kW to 150 kW without increasing the size of the battery pack.

•

Battery life. Our technology is expected to enable increased battery life relative to conventional lithium-ion batteries. In a conventional cell, battery life is limited by the gradual irreversible loss of lithium due to side reactions between the liquid electrolyte and the anode. By eliminating the anode host material, we expect to eliminate the side reaction and enable longer battery life. Our latest single-layer prototype cells have been tested to over 1000 cycles (under stringent test conditions, including 100% depth-of-discharge cycles at one-hour charge and discharge rates at 30 degrees Celsius with commercial-loading cathodes) while still retaining over 80% of the cells’ discharge capacity. This performance exceeds the cycle life and capacity retention in many EV battery warranties today, which may be to 150k miles to 70% of the cells’ discharge capacity.

•

Fast charging capability. Our battery technology, and specifically our solid-state separator material, has been tested to demonstrate the ability to charge to approximately 80% in 15 minutes, significantly faster than commonly used high-energy EV batteries on the market. In these conventional EV batteries, the limiting factor for charge rate is the rate of diffusion of lithium ions into the anode. If a conventional battery is charged beyond these limits, lithium can start plating on carbon particles of the anode rather than diffuse into the carbon particles. This causes a reaction between the plated lithium and liquid electrolyte which reduces cell capacity and increases the risk of dendrites that can short circuit the cell. With a lithium-metal anode, using our solid-state separator, we expect the lithium can be plated as fast as the cathode can deliver it.

•

Increased safety. Our solid-state battery cell uses a ceramic separator which is not combustible and is therefore safer than conventional polymer separators. This ceramic separator is also capable of withstanding temperatures considerably higher than those that would melt conventional polymer separators, providing an additional measure of safety. In high temperature tests of our solid-state separator material with lithium, the separator material remained stable in direct contact with molten lithium without releasing heat externally, even when heated up to 250 degrees, higher than the 180-degree melting point of lithium.

•

Cost. Our battery technology eliminates the anode host material and the associated manufacturing costs, providing a structural cost advantage compared to traditional lithium-ion batteries. When comparing manufacturing facilities of similar scale, we estimate that eliminating these costs will provide a savings of approximately 17% compared to the costs of building traditional lithium-ion batteries at leading manufacturers.

Our Competitive Strengths

Only proven lithium-metal battery technology for automotive applications to our knowledge. We have built and tested over one hundred thousand single-layer solid-state cells and have demonstrated that our technology meets automotive requirements for power, cycle life, and temperature range. In 2018, Volkswagen announced it had successfully tested certain of our single-layer, laboratory battery cells at automotive rates of power.

Partnership with one of the world’s largest automotive OEMs. We are partnered with Volkswagen, one of the largest automakers in the world. Volkswagen has been a collaboration partner and major investor since 2012 and has invested or committed to invest, subject, in certain cases, to certain closing conditions that have not yet been satisfied, a total of more than $300 million. In addition, Volkswagen has committed additional capital to fund our joint venture. Volkswagen plans to launch more than 70 new electric models and build more than 25 million vehicles on electric platforms by the end of the decade. Together with Volkswagen, we have established a joint venture to enable an industrial level of production of our solid-state batteries for use in Volkswagen vehicles. As 50-50 partners in the joint venture with Volkswagen, we expect to share equally in the revenue and profit from the joint venture.

High barriers to entry with extensive patent and intellectual property portfolio. Over the course of 10 years, we have generated more than 200 U.S. and foreign patents and patent applications – including broad fundamental patents around our core technology. Our proprietary solid-state separator uses the only material we know of that can cycle lithium at automotive current densities without forming dendrites. Our battery technology is protected by a range of patents, including patents that cover:

•	Composition of matter, including the optimal composition as well as wide-ranging coverage of a number of variations;
•	Enabling battery technology covering compositions and methods required to incorporate a solid-state separator into a battery;
•	Manufacturing technology, protecting the way to make the separator at scale using roll-to-roll processes, without semiconductor style production or batch processes used in traditional ceramics; and
•	Material dimensions, including our proprietary solid-state separator, covering any separator with commercially practical thicknesses for a solid-state battery.

Significant development focused on next-gen technology for automotive applications. We have spent over ten years and over $300 million developing our battery technology. We have run over 2.6 million tests on over 700,000 cells and cell components. Our technical team comprises more than 250 employees, many of whom have worked at large battery manufacturers and automotive OEMs. Through its experience, our team has significant technical know-how and is supported by extensive facilities and equipment, development infrastructure, and data analytics.

Designed for volume production. Our technology is designed to use earth-abundant materials and processes suitable for high volume production. Our processes use tools which are already used at scale in the battery or ceramics industries. While preparing for scale production, we have purchased or tested production-intent tools from the world’s leading vendors. In particular, we expect to produce our proprietary separator using scalable continuous processing. Although our separator material is proprietary, the inputs are readily available and can be sourced from multiple suppliers across geographies.

Structural cost advantage leveraging industry cost trends. Aside from the separator, our battery is being designed to use many of the materials and processes that are standard across today’s battery manufacturers. As a result, we expect to benefit from the projected industry-wide cost declines for these materials that result from process improvements and economies of scale. We believe that the manufacturing of our solid-state battery cells provides us with a structural cost advantage because our battery cells are manufactured without an anode.

Our Growth Strategy

Continue to develop our commercial battery technology. We will continue developing our battery technology with the goal of enabling commercial production in 2024. We have validated capabilities of our solid-state separator and battery technology in single-layer solid-state cells at the commercially required size (70x85mm) and four-layer solid-state battery cells at a smaller size (30x30mm). We must now develop multi-layer cells with commercial dimensions and many more layers, to continue improving yield and performance and to optimize all components of the cell for high volume manufacturing. We will continue to work to further develop and validate the volume manufacturing processes to enable high volume manufacturing and minimize manufacturing costs. We will continue to work on increasing the yield of our separators to reduce scrappage and to increase utilization of manufacturing tools. Our current funds will enable us to expand and accelerate research and development activities and undertake additional initiatives. Finally, we will continue to use our engineering line in San Jose, California to prepare for high volume manufacturing and plan our first commercial production Pilot Facility through our joint venture partnership with Volkswagen. In addition, we expect that our recently announced QS-0 facility will help provide the additional capacity we need for our development work and will enable us to accelerate work on the next-generation of manufacturing tools. QS-0 is also intended to provide capacity to make enough batteries for hundreds of long-range battery electric test vehicles per year. This will allow us to provide early cells to Volkswagen, as well as other automotive partners, explore non-automotive applications, and help de-risk subsequent commercial scale-up. We expect to secure a long-term lease for QS-0 in the second half of this year and for QS-0 to be producing cells by 2023.

Meet Volkswagen battery demand. The Pilot Facility to be built and run by QSV Operations LLC (“QSV”) and the subsequent 20GWh expansion of the Pilot Facility (the “20GWh Expansion Facility”) would represent a small fraction of Volkswagen’s demand for batteries and implies vehicle volumes under 2% of Volkswagen’s total production in 2019, assuming a 100KWh pack size. Our goal is to significantly expand the production capacity of the joint venture, in partnership with Volkswagen, to meet more of their projected demand.

Expand partnerships with other automotive OEMs. While we expect Volkswagen will be the first to commercialize vehicles using our battery technology, over the next few years as we build our Pilot Facility, we intend to work closely with other automotive OEMs to make our solid-state battery cells widely available over time. As part of our joint venture agreement we have agreed that the Pilot Facility will be the first commercial-scale facility to manufacture our battery technology for automotive applications, but, subject to the other terms of the joint venture arrangements, we are not limited from working in parallel with other automotive OEMs to commercialize our technology. We expect that QS-0 will allow us to provide early cells to Volkswagen, as well as other automotive partners, explore non-automotive applications, and help de-risk subsequent commercial scale-up.

Expand target markets. We are currently focused on automotive EV applications, which have the most stringent set of requirements for batteries. However, we recognize that our solid-state battery technology has applicability in other large and growing markets including stationary storage and consumer electronics such as smartphones and wearables.

Expand commercialization models. Our technology is being designed to enable a variety of business models. In addition to joint ventures, such as the one with Volkswagen, we may operate solely-owned manufacturing facilities or license technology to other manufacturers, such as our recently announced QS-0 facility that is planned for the San Jose area. Where appropriate, we may build and sell separators rather than complete battery cells.

Continued investment in next-gen battery innovation. We intend to continue to invest in research and development to improve battery cell performance, improve manufacturing processes, and reduce cost.

Manufacturing and Supply

Our battery manufacturing process is being designed to be very similar to that of conventional lithium-ion battery manufacturing, with a few exceptions:

•	We use a proprietary separator material instead of the polypropylene separator used in lithium-ion cells.
•	Our architecture eliminates the need for anode manufacturing, reducing capital investment and lowering operating costs.

•	We will build our multi-layer cells by sequentially stacking separators, cathodes and current collectors rather than winding these materials together.
•	Our cell design allows us to greatly shorten the weeks-long aging process required for conventional lithium-ion cells, thus decreasing manufacturing cycle time and reducing working capital needs.

Our architecture depends on our proprietary separator, which we will manufacture ourselves. Though our separator design is unique, its manufacturing relies on well-established, high-volume production processes currently deployed globally in other industries.

We plan to source our input materials from industry leading suppliers to the lithium-ion battery industry, and we already have strategic relationships in place with the industry’s leading vendors of cathode material, the most critical purchased input to our cell, along with leading vendors of other less critical inputs. Our separator is made from abundant materials produced at industrial scale in multiple geographies. We do not anticipate any unique supply constraints that would impede the commercialization of our product for the foreseeable future.

Partnerships

Volkswagen Collaboration

QuantumScape has had a strong collaborative relationship with Volkswagen since 2012. Our collaboration initially focused on the testing and evaluation of QuantumScape’s battery technology. Volkswagen engineers worked closely with our engineering team and oversaw the progress on our technology development efforts and battery testing. Volkswagen has made several rounds of equity investments in QuantumScape, and senior executives of Volkswagen joined our board of directors (the “Board”), including two successive heads of group research for the Volkswagen Group. During the early part of this collaboration we worked closely with members of Volkswagen’s global research and development team, and now the QuantumScape team works closely with the Volkswagen Battery Center of Excellence, which is tasked with commercializing battery technologies within Volkswagen. The Head of Volkswagen’s Battery Center of Excellence, Frank Blome, and the Head of Volkswagen Group M&A, Investment Advisory, and Partnerships, Jens Wiese, are members of the Board.

Joint Venture Relationship

In June 2018, we formed a 50-50 joint venture entity with Volkswagen, named QSV, to facilitate the commercialization of our solid-state battery technology and enable Volkswagen to be the first automotive OEM to utilize this technology. In 2018, the parties collectively made an initial equity investment in the joint venture of approximately $3 million. Upon the occurrence of certain development milestones and subject to the entry by QuantumScape, Volkswagen and QSV into certain related agreements, QuantumScape and Volkswagen have agreed to commit additional capital on a 50-50 basis to QSV to fund the buildout of the Pilot Facility and the 20GWh Expansion Facility. As 50-50 partners in the joint venture with Volkswagen, we expect to share equally in the revenue and profit from the joint venture, including from the Pilot Facility and the 20GWh Expansion Facility.

The joint venture agreements were amended in 2020 in connection with a further $200 million investment commitment by Volkswagen in QuantumScape (subject to certain closing conditions). $100 million of this equity investment by Volkswagen was paid on December 1, 2020 and the second $100 million equity investment is subject to completion of a certain technical milestone by the end of the first quarter of 2021. As part of the first tranche of this equity investment, Volkswagen has the right to increase its representation on the Board from one member to two members. As of January 13, 2021, Volkswagen had two members on the Board.

The joint venture agreements provide for the commercialization of our solid-state battery cells to occur in two phases. The first phase is the construction of the Pilot Facility with an annual capacity of 1GWh. QSV will begin construction of the Pilot Facility when certain delivery and validation milestones are met for our solid-state battery cells. The second phase is the 20GWh Expansion Facility.

We believe the joint venture structure will enable Volkswagen to benefit from early access to our solid-state battery cells, but also protect our intellectual property. For example, certain key battery technology will continue to be owned by us and will be provided to the joint venture through a limited license for purposes of the Pilot Facility. The parties will agree on the license terms for a high-volume manufacturing facility for this battery technology license. The joint venture terminates upon the earliest to occur of (i) Volkswagen exercising specified put rights in the event of, amongst others, (a) a change of control of QuantumScape, or (b) the failure by us to meet specified development milestones within certain timeframes, (ii) QuantumScape or Volkswagen exercising specified call or put rights in the event of, amongst others, if the parties cannot agree to commercial terms for the Pilot Facility or 20GWh Expansion Facility within certain timeframes, (iii) a certain date after commencement of production of a Volkswagen series production vehicle using our battery cells (or an alternative end date if no such production was commenced after certain technical milestones with respect to our battery cell technology were reached) and (iv) December 31, 2028.

Volkswagen committed to purchase a certain portion of the output capacity of the Pilot Facility at a price for the solid-state battery cells that is comparable to those of lithium-ion batteries, but with a premium for the outperformance of these battery cells based on certain key technical parameters. We will sell separators to the joint venture at a price to be agreed by the parties based on the provisions of the joint venture agreements. The joint venture agreements provide the framework for the commercial relationship. At the appropriate time, the parties will negotiate agreements covering the details of these purchase commitments.

The 20GWh Expansion Facility is subject to meeting additional technical milestones and agreement on commercial terms, including pricing for the battery cells, agreement on the terms of purchase or license for the separators, and agreement on terms of the license to our battery technology for the 20GWh Expansion Facility. As 50-50 partners in the joint venture with Volkswagen, we expect to share equally in the capital contributions required for the 20GWh Expansion Facility and in the revenue and profit from the 20GWh Expansion Facility. We have agreed that the pricing for the battery cells sold by the 20GWh Expansion Facility and the separators purchased by the 20GWh Expansion Facility may be different from the pricing set for the Pilot Facility, and we will need to agree on pricing at the appropriate time. In addition, we will need to agree to the terms of the license to our battery technology.

Volkswagen is expected to have a significant role in the manufacturing ramp-up of QSV, and we have agreed that certain technology that is developed by QSV will be owned by the joint venture and licensed to each of QuantumScape and Volkswagen on a royalty-free basis. None of this intellectual property has been developed to date. Although the parties have not commenced operations on the Pilot Facility, Volkswagen has offered to assist us with supply chain, manufacturing ramp-up planning, and automation. In addition, the parties have collaborated on enabling us to develop stronger relationships with battery component supply companies, such as cathode manufacturers and equipment supply companies.

Research and Development

We conduct research and development at our headquarters facility in San Jose, California. Research and development activities concentrate on making further improvements to our battery technology, including improvements to battery performance and cost.

Our research and development currently includes programs for the following areas:

•

Multi-layering. To date, we have only produced single-layer solid-state cells at the commercially required size (70x85mm) and four-layer solid-state cells at a smaller size (30x30mm). In order to produce commercially-viable solid-state battery cells for automotive applications, we must produce multi-layer battery cells which may range from several dozen to over one hundred layers, depending on our customers’ requirements, and to do so in the commercially required size. We will need substantial development and to overcome the challenges in creating these cells and implement the appropriate cell design for our solid-state battery cell.

•

Improved yields. We are focused on improving the yields (useful output) of both our solid-state separators and our battery cells. We are automating our manufacturing process and purchasing larger-scale manufacturing equipment. We will need to significantly increase our yield before we can manufacture our solid-state battery cells in volume.

•

Continued improvement in the solid-state separator. We are working to improve the reliability and performance of our solid-state separator, including decreasing the thickness. We have selected a method of continuous processing found at scale in both the battery and ceramic industries and are working on continuous improvement of this process. In addition, we are investigating alternative processing methods that may further increase the capital efficiency of the process.

•

Continued improvement of the cathode. Our cathodes use a combination of conventional cathode active materials (NMC) along with an organic gel made of an organic polymer and organic liquid catholyte. In the future, we may use other cathode active materials, including cobalt-free compositions. We have an ongoing research and development investigation into inorganic catholyte that could replace the organic gel made of an organic polymer and organic liquid currently used.

•

Integration of advanced cathode materials. We plan to benefit from industry cathode chemistry improvements and/or cost reduction. Our solid-state separator platform is being designed to enable some of the most promising next-generation cathode technologies, including high voltage or high capacity cathode active materials, which when combined with a lithium-metal anode, may further increase cell energy densities.

Intellectual Property

The success of our business and technology leadership is supported by our proprietary battery technology. We rely upon a combination of patent, trademark and trade secret laws in the United States and other jurisdictions, as well as license agreements and other contractual protections, to establish, maintain and enforce rights in our proprietary technologies. In addition, we seek to protect our intellectual property rights through nondisclosure and invention assignment agreements with our employees and consultants and through non-disclosure agreements with business partners and other third parties. We regularly file applications for patents and have a significant number of patents in the United States and other countries where we expect to do business. Our patent portfolio is deepest in the area of solid-state separators with additional areas of strength in anodes, next-generation cathode materials, and cell, module, and pack design specific to lithium-metal batteries. Our trade secrets primarily cover manufacturing methods.

As of December 31, 2020, we owned or licensed, on an exclusive basis, 80 issued U.S. patents and 40 pending or allowed U.S. patent applications, and 103 granted foreign patents and patent applications. We have 1 registered U.S. trademark and 6 pending U.S. trademark applications. Our issued patents start expiring in 2033.

Competition

The EV market, and the battery segment in particular, is evolving and highly competitive. With the introduction of new technologies and the potential entry of new competitors into the market, we expect competition to increase in the future, which could harm our business, results of operations, or financial condition.

Our prospective competitors include major manufacturers currently supplying the industry, automotive OEMs and potential new entrants to the industry. Major companies now supplying batteries for the EV industry include Panasonic Corporation, Samsung SDI, Contemporary Amperex Technology Co. Limited, and LG-Chem Ltd. They supply conventional lithium-ion batteries and in many cases are seeking to develop solid-state batteries, including potentially lithium-metal batteries. In addition, because of the importance of electrification, most automotive OEMs are researching and investing in solid-state battery efforts and, in some cases, in battery development and production. For example, Tesla, Inc. is building multiple battery gigafactories and potentially could supply batteries to other automotive OEMs, and Toyota Motors and a Japanese consortium have a multi-year initiative pursuing solid-state batteries.

A number of development-stage companies are also seeking to improve conventional lithium-ion batteries or to develop new technologies for solid-state batteries, including lithium-metal batteries. Potential new entrants are seeking to develop new technologies for cathodes, anodes, electrolytes and additives. Some of these companies have established relationships with automotive OEMs and are in varying stages of development.

We believe our ability to compete successfully with lithium-ion battery manufacturers and with other companies seeking to develop solid-state batteries will depend on a number of factors including battery price, safety, energy density, charge rate and cycle life, and on non-technical factors such as brand, established customer relationships and financial and manufacturing resources.

Many of the incumbents have, and future entrants may have, greater resources than we have and may also be able to devote greater resources to the development of their current and future technologies. They may also have greater access to larger potential customer bases and have and may continue to establish cooperative or strategic relationships amongst themselves or with third parties (including automotive OEMs) that may further enhance their resources and offerings.

Government Regulation and Compliance

There are government regulations pertaining to battery safety, transportation of batteries, use of batteries in cars, factory safety, and disposal of hazardous materials. We will ultimately have to comply with these regulations to sell our batteries into the market. The license and sale of our batteries abroad is likely to be subject to export controls in the future.

Employees

We pride ourselves on the quality of our world-class team and seek to hire only employees dedicated to our strategic mission. Many of our employees have significant experience working with large battery manufacturers and automotive OEMS. As of December 31, 2020, we employed 276 full-time employees and 10 temporary employees, based primarily in our headquarters in San Jose, California. Over 250 of our employees are engaged in research and development and related functions, and more than half of these employees hold engineering and scientific degrees, including many from the world’s top universities.

We seek team members who want to help solve a significant problem that will positively impact the world. We value diversity and recognize the importance of fostering a positive, inclusive culture. As such, we have actively taken steps towards eliminating unconscious bias in our hiring and promotion processes while enabling us to add and promote team members who demonstrate behaviors aligned with our values.

We are committed to maintaining equitable compensation programs including equity participation. We offer market-competitive salaries and strong equity compensation aimed at attracting and retaining team members capable of making exceptional contributions to our success. Our compensation decisions are guided by the external market, role criticality, and the contributions of each team member.

To date, we have not experienced any work stoppages and considers its relationship with its employees to be good. None of our employees are either represented by a labor union or subject to a collective bargaining agreement.

Item 1A. Risk Factors.

The following summary risk factors and other information included in this Report should be carefully considered. The summary risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not currently known to us or that we currently deem less significant may also affect our business operations or financial results. If any of the following risks actually occur, our stock price, business, operating results and financial condition could be materially adversely affected. For more information, see below for more detailed descriptions of each risk factor.

•

We face significant barriers in our attempt to produce a solid-state battery cell and may not be able to successfully develop our solid-state battery cell. If we cannot successfully overcome those barriers, our business will be negatively impacted and could fail.

•

We may encounter substantial delays in the design, manufacture, regulatory approval, and launch of our solid-state battery cells, which could prevent us from commercializing any products we determine to develop on a timely basis, if at all.

•

We may not be able to establish supply relationships for necessary components or may be required to pay costs for components that are more expensive than anticipated, which could delay the introduction of our product and negatively impact our business.

•

Our relationship with Volkswagen is subject to various risks which could adversely affect our business and future prospects. There are no assurances that we will be able to commercialize solid-state batteries from our joint development relationship with Volkswagen.

•	We may be unable to adequately control the costs associated with our operations and the components necessary to build our solid-state battery cells.
•	We rely on complex machinery for our operations and production involves a significant degree of risk and uncertainty in terms of operational performance and costs.
•	If our batteries fail to perform as expected, our ability to develop, market and sell our batteries could be harmed.
•	We rely heavily on our intellectual property portfolio. If we are unable to protect our intellectual property rights, our business and competitive position would be harmed.
•	We may need to defend ourselves against intellectual property infringement claims or other litigation, which may be time-consuming and could cause us to incur substantial costs.
•	Our future growth and success are dependent upon consumers’ willingness to adopt EVs.
•	We may not be able to accurately estimate the future supply and demand for our batteries, which could result in a variety of inefficiencies in our business and hinder our ability to generate revenue.
•	If we fail to accurately predict our manufacturing requirements, we could incur additional costs or experience delays.
•

The battery market continues to evolve, is highly competitive, and we may not be successful in competing in this industry or establishing and maintaining confidence in our long-term business prospectus among current and future partners and customers.

The following risk factors apply to our business and operations. These risk factors are not exhaustive, and investors are encouraged to perform their own investigation with respect to our business, financial condition and prospects. We may face additional risks and uncertainties that are not presently known to us, or that we currently deem immaterial, which may also impair our business. The following discussion should be read in conjunction with the financial statements and notes to the financial statements included elsewhere in this Report.

Risks Related to Our Technology Development and Scale-Up

We face significant barriers in our attempts to produce a solid-state battery cell and may not be able to successfully develop our solid-state battery cell. If we cannot successfully overcome those barriers, our business will be negatively impacted and could fail.

Producing lithium-metal solid-state batteries that meet the requirements for wide adoption by automotive OEMs is a difficult undertaking. We are still in development stage and face significant challenges in completing development of our battery and in producing battery cells in commercial volumes. Some of the development challenges that could prevent the introduction of our solid-state battery cell include difficulties with increasing the volume, yield, reliability and uniformity of our separators and cells, increasing the size and layer count of our multi-layer cells, increasing manufacturing to produce the volume of cells needed for our technology development, installing, bringing up and optimizing higher volume manufacturing equipment, packaging engineering to ensure adequate cycle life, cost reduction, completion of the rigorous and challenging specifications required by our automotive partners, including but not limited to, calendar life, mechanical testing, and abuse testing and development of the final manufacturing processes.

Our solid-state separators are in the development stage. These separators have never been used before for battery applications (or to our knowledge, for any other applications) and there are significant yield, cost, performance and manufacturing process challenges to be solved in order for the separators to be produced and used commercially. We are likely to encounter engineering challenges as we increase the dimensions, reduce the thickness and increase the volume of our solid-state separators. If we are not able to overcome these barriers in developing and producing its solid-state separators at commercial volumes, our business could fail.

To achieve target energy density, we need to stack our single-layer solid-state cells in a multi-layer format, which is enclosed within a single battery package. Depending upon our customer’s requirements, our battery cell may require, from several dozen to over one hundred single-layer cells within each battery package. We have not yet built a multi-layer solid-state battery cell in the dimensions required for automotive applications. There are significant engineering and mechanical challenges that we must overcome to build our multi-layer battery cells. In addition, we will need to acquire certain tools that we currently do not possess and develop the manufacturing process necessary to make these multi-layer battery cells in high volume. If we are not able to overcome these developmental hurdles in building our multi-layer cells, our business is likely to fail.

We are evaluating multiple cathode material compositions for inclusion in our solid-state battery cells and have not yet finalized the cathode composition or formulation. We also have not validated that the current cell design, with the inclusion of an organic gel made of an organic polymer and organic liquid catholyte as part of the cathode, meets all automotive requirements. We have not yet validated a manufacturing process or acquired the tools necessary to produce high volumes of our cathode material that meets all commercial requirements. If we are not able to overcome these developmental and manufacturing hurdles our business likely will fail.

Even if we complete development and achieve volume production of our solid-state battery, if the cost, performance characteristics or other specifications of the battery fall short of our targets, our sales, product pricing and margins would likely be adversely affected.

We may encounter substantial delays in the design, manufacture, regulatory approval, and launch of our solid-state battery cells, which could prevent us from commercializing any products we determine to develop on a timely basis, if at all.

Any delay in the development and manufacturing scale-up of our solid-state battery cells would negatively impact our business as it will delay time to revenue and negatively impact our customer relationships. Additionally, we may encounter delays in obtaining the necessary regulatory approvals or launching our solid-state battery on the market, including delays in entering into agreements for the supply of component parts and manufacturing tools and supplies. Delays in the launching of our product would materially damage our business, prospects, financial condition, operating results and brand.

We may not be able to establish supply relationships for necessary components or may be required to pay costs for components that are more expensive than anticipated, which could delay the introduction of our product and negatively impact our business.

We rely on third-party suppliers for components necessary to develop and manufacture our solid-state batteries, including key supplies, such as our cathode material and manufacturing tools for both our separator and solid-state battery cells. We are collaborating with key suppliers but have not yet entered into agreements for the supply of production quantities of these materials. To the extent that we are unable to enter into commercial agreements with these suppliers on beneficial terms, or these suppliers experience difficulties ramping up their supply of materials to meet our requirements, the introduction of our battery will be delayed. To the extent our suppliers experience any delays in providing or developing the necessary materials, we could experience delays in delivering on our timelines.

We expect to incur significant costs related to procuring materials required to manufacture and assemble our batteries. We expect to use various materials in our batteries that will require us to negotiate purchase agreements and delivery lead-times on advantageous terms. We may not be able to control fluctuation in the prices for these materials or negotiate agreement with suppliers on terms that are beneficial to us. Our business depends on the continued supply of certain proprietary materials for our products. We are exposed to multiple risks relating to the availability and pricing of such materials and components. Substantial increases in the prices for our raw materials or components would increase our operating costs and negatively impact our prospects.

Any disruption in the supply of components or materials could temporarily disrupt research and development activities or production of our batteries until an alternative supplier is able to supply the required material. Changes in business conditions, unforeseen circumstances, governmental changes, and other factors beyond our control or which we do not presently anticipate, could also affect our suppliers’ ability to deliver components to us on a timely basis. Any of the foregoing could materially and adversely affect our results of operations, financial condition and prospects.

Currency fluctuations, trade barriers, tariffs or shortages and other general economic or political conditions may limit our ability to obtain key components for its solid-state batteries or significantly increase freight charges, raw material costs and other expenses associated with our business, which could further materially and adversely affect its results of operations, financial condition and prospects.

We may be unable to adequately control the costs associated with our operations and the components necessary to build our solid-state battery cells.

We require significant capital to develop and grow our business and expects to incur significant expenses, including those relating to research and development, raw material procurement, leases, sales and distribution as we build our brand and market our batteries, and general and administrative costs as we scale our operations. Our ability to become profitable in the future will not only depend on our ability to successfully market our solid-state batteries and services, but also to control its costs. If we are unable to cost efficiently design, manufacture, market, sell and distribute our solid-state batteries and services, our margins, profitability and prospects would be materially and adversely affected. We have not yet produced any solid-state battery cells at volume and our forecasted cost advantage for the production of these cells at scale, compared to conventional lithium-ion cells, will require us to achieve rates of throughput, use of electricity and consumables, yield, and rate of automation demonstrated for mature battery, battery material, and ceramic manufacturing processes, that we have not yet achieved. If we are unable to achieve these targeted rates, our business will be adversely impacted.

We rely on complex machinery for our operations, and production involves a significant degree of risk and uncertainty in terms of operational performance and costs.

We rely heavily on complex machinery for our operations and the production of our solid-state battery cells, and this equipment has not yet been qualified to operate at large-scale manufacturing. The work required to integrate this equipment into the production of our solid-state battery cells is time intensive and requires us to work closely with the equipment provider to ensure that it works properly for our unique battery technology. This integration work will involve a significant degree of uncertainty and risk and may result in the delay in the scaling up of production or result in additional cost to our battery cells.

Both our pilot manufacturing facilities and our large-scale manufacturing facility will require large-scale machinery. Such machinery is likely to suffer unexpected malfunctions from time to time and will require repairs and spare parts to resume operations, which may not be available when needed. Unexpected malfunctions of our production equipment may significantly affect the intended operational efficiency. In addition, because this equipment has not been used to build solid-state battery cells, the operational performance and costs associated with this equipment can be difficult to predict and may be influenced by factors outside of our control, such as, but not limited to, failures by suppliers to deliver necessary components of our products in a timely manner and at prices and volumes acceptable to us, environmental hazards and remediation, difficulty or delays in obtaining governmental permits, damages or defects in systems, industrial accidents, fires, seismic activity and other natural disasters.

Operational problems with our manufacturing equipment could result in the personal injury to or death of workers, the loss of production equipment, damage to manufacturing facilities, monetary losses, delays and unanticipated fluctuations in production. In addition, operational problems may result in environmental damage, administrative fines, increased insurance costs and potential legal liabilities. All of these operational problems could have a material adverse effect on our business, results of operations, cash flows, financial condition or prospects.

Customer Risks and Risks Related to Our Partnership with Volkswagen

Our relationship with Volkswagen is subject to various risks which could adversely affect our business and future prospects. There are no assurances that we will be able to commercialize solid-state batteries from our joint development relationship with Volkswagen.

We and Volkswagen have formed a joint venture to collaborate on the manufacturing ramp up of our solid-state battery cell.

There is no assurance that we will be able to complete the development of the solid-state battery cells in the time frame required by the joint venture arrangements. If we do not complete this development in a timely manner, Volkswagen may terminate its participation in the joint venture. Our joint venture arrangements with Volkswagen provide a framework for our cooperation and requires that we and Volkswagen enter into certain additional arrangements regarding the purchase by the joint venture of solid-state separators from us, the purchase and pricing of the solid-state battery cells that will be produced by the joint venture and sold to Volkswagen, and the terms for licensing our technology to the joint venture. There can be no assurance that the parties will be able to agree to the pricing for these key elements on terms that are financially beneficial for us or to enter into the additional arrangements, including any purchase orders, with Volkswagen for commercialization under the joint venture arrangements.

The purchase by Volkswagen of the output of the joint venture will depend on the performance of our solid-state battery and the demand for the vehicles that Volkswagen develops to utilize the solid-state battery cells that will be produced by the joint venture. If Volkswagen does not select our solid-state battery cell or if there is a delay in the introduction of the Volkswagen vehicles that intend to use our solid-state battery cells, our business will be harmed.

The strong relationship that we have developed with Volkswagen may deter other automotive OEMs from working closely with us. If we are not able to expand our relationship over time to include other customer relationships, or if we become too dependent on Volkswagen for our revenue, our business could be harmed.

Volkswagen, and any other partners in the future, may have economic, business or legal interests or goals that are inconsistent with our goals. Any disagreements with Volkswagen or other future business partners may impede our ability to maximize the benefits of its partnerships and slow the commercialization of our solid-state battery. Our joint venture arrangements may require us, among other things, to pay certain costs or to make certain capital investments or to seek the joint venture partner’s consent to take certain actions. In addition, if Volkswagen is unable or unwilling to meet its economic or other obligations under the joint venture arrangements, we may be required to either fulfill those obligations alone to ensure the ongoing success of the joint venture or to dissolve and liquidate the joint venture. These factors could result in a material adverse effect on our business and financial results.

If the Put or Call Rights under our joint venture agreements with Volkswagen are exercised, it may have an adverse effect on our liquidity or our stockholders’ ownership could be diluted.

The joint venture structure is intended, in part, to protect our intellectual property. Certain key battery technology will continue to be owned by us and will be provided to the joint venture through a limited license for purposes of the Pilot Facility. The parties will agree on the license terms for a high-volume manufacturing facility for this battery technology license. The joint venture terminates upon the earliest to occur of (i) Volkswagen exercising specified put rights in the event of, amongst others, (a) a change of control of our company, or (b) the failure by us to meet specified development milestones within certain timeframes, (ii) us or Volkswagen exercising specified call or put rights in the event of, amongst others, if the parties cannot agree to commercial terms for the Pilot Facility or 20GWh Expansion Facility within certain timeframes, (iii) a certain date after commencement of production of a Volkswagen series production vehicle using our battery cells (or an alternative end date if no such production was commenced after certain technical milestones with respect to our battery cell technology were reached) and (iv) December 31, 2028.

We may not have sufficient funds, borrowing capacity, or other capital resources available to pay for the interests of Volkswagen in cash if it exercises its call or put rights. Such lack of available funds upon the exercising of Volkswagen’s call or put rights could force us to issue stock at a time we might not otherwise desire to do so in order to purchase the interests of Volkswagen. If we are required or choose to purchase those interests from Volkswagen, we could experience significant cash outflow, our other stockholders could see their holdings diluted through the issuance of shares to finance such payment obligations, and our financial condition and the price of our Class A Common Stock may be adversely affected.

If our batteries fail to perform as expected, our ability to develop, market, and sell our batteries could be harmed.

Once commercial production of our solid-state battery cells commences, our batteries may contain defects in design and manufacture that may cause them to not perform as expected or that may require repairs, recalls, and design changes. Our batteries are inherently complex and incorporate technology and components that have not been used for other applications and that may contain defects and errors, particularly when first introduced. We have a limited frame of reference from which to evaluate the long-term performance of our solid-state batteries. There can be no assurance that we will be able to detect and fix any defects in our solid-state batteries prior to the sale to potential consumers. If our batteries fail to perform as expected, we could lose design wins and customers may delay deliveries, terminate further orders or initiate product recalls, each of which could adversely affect our sales and brand and could adversely affect our business, prospects, and results of operations.

Our future growth and success are dependent upon consumers’ willingness to adopt EVs.

Our growth and future demand for our products is highly dependent upon the adoption by consumers of alternative fuel vehicles in general and EVs in particular. The market for new energy vehicles is still rapidly evolving, characterized by rapidly changing technologies, competitive pricing and competitive factors, evolving government regulation and industry standards, and changing consumer demands and behaviors. If the market for EVs in general does not develop as expected, or develops more slowly than expected, our business, prospects, financial condition and operating results could be harmed.

Our future growth and success depend on our ability to sell effectively to large customers.

Our potential customers are manufacturers of EVs that tend to be large enterprises. Therefore, our future success will depend on our ability to effectively sell our products to such large customers. Sales to these end-customers involve risks that may not be present (or that are present to a lesser extent) with sales to smaller customers. These risks include, but are not limited to, (i) increased purchasing power and leverage held by large customers in negotiating contractual arrangements with us and (ii) longer sales cycles and the associated risk that substantial time and resources may be spent on a potential end-customer that elects not to purchase our solutions.

Large organizations often undertake a significant evaluation process that results in a lengthy sales cycle. In addition, product purchases by large organizations are frequently subject to budget constraints, multiple approvals and unanticipated administrative, processing and other delays. Finally, large organizations typically have longer implementation cycles, require greater product functionality and scalability, require a broader range of services, demand that vendors take on a larger share of risks, require acceptance provisions that can lead to a delay in revenue recognition and expect greater payment flexibility. All of these factors can add further risk to business conducted with these potential customers.

We may not be able to accurately estimate the future supply and demand for our batteries, which could result in a variety of inefficiencies in our business and hinder our ability to generate revenue. If we fail to accurately predict our manufacturing requirements, we could incur additional costs or experience delays.

It is difficult to predict our future revenues and appropriately budget for our expenses, and we may have limited insight into trends that may emerge and affect our business. We anticipate being required to provide forecasts of our demand to our current and future suppliers prior to the scheduled delivery of products to potential customers. Currently, there is no historical basis for making judgments on the demand for our batteries or our ability to develop, manufacture, and deliver batteries, or our profitability in the future. If we overestimate our requirements, our suppliers may have excess inventory, which indirectly would increase our costs. If we underestimate our requirements, our suppliers may have inadequate inventory, which could interrupt manufacturing of our products and result in delays in shipments and revenues. In addition, lead times for materials and components that our suppliers order may vary significantly and depend on factors such as the specific supplier, contract terms and demand for each component at a given time. If we fail to order sufficient quantities of product components in a timely manner, the delivery of batteries to our potential customers could be delayed, which would harm our business, financial condition and operating results.

Concentration of ownership among Volkswagen and our executive officers, directors and their affiliates may prevent new investors from influencing significant corporate decisions.

As of December 31, 2020, Volkswagen beneficially owns approximately 26% of the Class A common stock, par value $0.0001 per share (our “Class A Common Stock”) and 12% of Class B common stock, par value $0.0001 per share (our “Class B Common Stock,” and together with our Class A Common Stock, our “Common Stock”) outstanding, representing 13% of the vote, and our executive officers, directors and their affiliates as a group beneficially own approximately 40% of Class A Common Stock and 62% Class B Common Stock outstanding, representing 59% of the vote. As a result, these stockholders will be able to exercise a significant level of control over all matters requiring stockholder approval, including the election of directors, any amendment of our amended and restated certificate of incorporation (the “Certificate of Incorporation”) and approval of significant corporate transactions. In addition, Volkswagen holds the right to designate two directors to our Board. This control could have the effect of delaying or preventing a change of control or changes in our management and will make the approval of certain transactions difficult or impossible without the support of these stockholders and of their votes.

Our Intellectual Property Risks

We rely heavily on our intellectual property portfolio. If we are unable to protect our intellectual property rights, our business and competitive position would be harmed.

We may not be able to prevent unauthorized use of our intellectual property, which could harm our business and competitive position. We rely upon a combination of the intellectual property protections afforded by patent, copyright, trademark and trade secret laws in the United States and other jurisdictions, as well as license agreements and other contractual protections, to establish, maintain and enforce rights in our proprietary technologies. In addition, we seek to protect our intellectual property rights through nondisclosure and invention assignment agreements with our employees and consultants, and through non-disclosure agreements with business partners and other third parties. Despite our efforts to protect our proprietary rights, third parties may attempt to copy or otherwise obtain and use our intellectual property. Monitoring unauthorized use of our intellectual property is difficult and costly, and the steps we have taken or will take to prevent misappropriation may not be sufficient. Any enforcement efforts we undertake, including litigation, could be time-consuming and expensive and could divert management’s attention, which could harm our business, results of operations and financial condition. In addition, existing intellectual property laws and contractual remedies may afford less protection than needed to safeguard our intellectual property portfolio.

Patent, copyright, trademark and trade secret laws vary significantly throughout the world. A number of foreign countries do not protect intellectual property rights to the same extent as do the laws of the United States. Therefore, our intellectual property rights may not be as strong or as easily enforced outside of the United States and efforts to protect against the unauthorized use of our intellectual property rights, technology and other proprietary rights may be more expensive and difficult outside of the United States. Failure to adequately protect our intellectual property rights could result in our competitors using our intellectual property to offer products, potentially resulting in the loss of some of our competitive advantage and a decrease in our revenue which, would adversely affect our business, prospects, financial condition and operating results.

We may need to defend ourselves against intellectual property infringement claims, which may be time-consuming and could cause us to incur substantial costs.

Companies, organizations or individuals, including our current and future competitors, may hold or obtain patents, trademarks or other proprietary rights that would prevent, limit or interfere with our ability to make, use, develop or sell our products, which could make it more difficult for us to operate our business. From time to time, we may receive inquiries from holders of patents or trademarks inquiring whether we are infringing their proprietary rights and/or seek court declarations that they do not infringe upon our intellectual property rights. Companies holding patents or other intellectual property rights relating to batteries, electric motors or electronic power management systems may bring suits alleging infringement of such rights or otherwise asserting their rights and seeking licenses. In addition, if we are determined to have infringed upon a third party’s intellectual property rights, we may be required to do one or more of the following:

•	cease selling, incorporating or using products that incorporate the challenged intellectual property;
•	pay substantial damages;
•	obtain a license from the holder of the infringed intellectual property right, which license may not be available on reasonable terms or at all; or
•	redesign our batteries.

In the event of a successful claim of infringement against us and our failure or inability to obtain a license to the infringed technology, our business, prospects, operating results and financial condition could be materially adversely affected. In addition, any litigation or claims, whether or not valid, could result in substantial costs and diversion of resources and management’s attention.

We also license patents and other intellectual property from third parties, and we may face claims that our use of this intellectual property infringes the rights of others. In such cases, we may seek indemnification from our licensors under our license contracts with them. However, our rights to indemnification may be unavailable or insufficient to cover our costs and losses, depending on our use of the technology, whether we choose to retain control over conduct of the litigation, and other factors.

Our patent applications may not result in issued patents or our patent rights may be contested, circumvented, invalidated or limited in scope, any of which could have a material adverse effect on our ability to prevent others from interfering with our commercialization of our products.

Our patent applications may not result in issued patents, which may have a material adverse effect on our ability to prevent others from commercially exploiting products similar to ours. The status of patents involves complex legal and factual questions and the breadth of claims allowed is uncertain. As a result, we cannot be certain that the patent applications that we file will result in patents being issued, or that our patents and any patents that may be issued to us will afford protection against competitors with similar technology. Numerous patents and pending patent applications owned by others exist in the fields in which we have developed and are developing our technology. In addition to those who may claim priority, any of our existing or pending patents may also be challenged by others on the basis that they are otherwise invalid or unenforceable. Furthermore, patent applications filed in foreign countries are subject to laws, rules and procedures that differ from those of the United States, and thus we cannot be certain that foreign patent applications related to issued U.S. patents will be issued.

Even if our patent applications succeed and we are issued patents in accordance with them, we are still uncertain whether these patents will be contested, circumvented, invalidated or limited in scope in the future. The rights granted under any issued patents may not provide us with meaningful protection or competitive advantages, and some foreign countries provide significantly less effective patent enforcement than in the United States. In addition, the claims under any patents that issue from our patent applications may not be broad enough to prevent others from developing technologies that are similar or that achieve results similar to ours. The intellectual property rights of others could also bar us from licensing and exploiting any patents that issue from our pending applications. In addition, patents issued to us may be infringed upon or designed around by others and others may obtain patents that we need to license or design around, either of which would increase costs and may adversely affect our business, prospects, financial condition and operating results.

Our Business Risks

The battery market continues to evolve, is highly competitive, and we may not be successful in competing in this industry or establishing and maintaining confidence in our long-term business prospects among current and future partners and customers.

The battery market in which we compete continues to evolve and is highly competitive. To date, we have focused our efforts on our lithium-metal solid-state battery technology, which is being designed to outperform conventional lithium-ion battery technology. However, lithium-ion battery technology has been widely adopted and our current competitors have, and future competitors may have, greater resources than we do and may also be able to devote greater resources to the development of their current and future technologies. These competitors also may have greater access to customers and may be able to establish cooperative or strategic relationships amongst themselves or with third parties that may further enhance their resources and competitive positioning. In addition, lithium-ion battery manufacturers may continue to reduce cost and expand supply of conventional batteries and therefore reduce the prospects for our business or negatively impact the ability for us to sell our products at a market-competitive price and yet at sufficient margins.

Most automotive OEMs are researching and investing in solid-state battery efforts and, in some cases, in battery development and production. There are a number of companies seeking to develop alternative approaches to solid-state battery technology, including lithium-metal batteries. We expect competition in battery technology and EVs to intensify due to increased demand for these vehicles and a regulatory push for EVs, continuing globalization, and consolidation in the worldwide automotive industry. Developments in alternative technologies or improvements in batteries technology made by competitors may materially adversely affect the sales, pricing and gross margins of our batteries. If a competing technology is developed that has superior operational or price performance, our business will be harmed. Similarly, if we fail to accurately predict and ensure that our battery technology can address customers’ changing needs or emerging technological trends, or if our customers fail to achieve the benefits expected from our solid-state batteries, our business will be harmed.

We must continue to commit significant resources to develop our battery technology in order to establish a competitive position, and these commitments will be made without knowing whether such investments will result in products potential customers will accept. There is no assurance we will successfully identify new customer requirements, develop and bring our batteries to market on a timely basis, or that products and technologies developed by others will not render our batteries obsolete or noncompetitive, any of which would adversely affect our business and operating results.

Customers will be less likely to purchase our batteries if they are not convinced that our business will succeed in the long term. Similarly, suppliers and other third parties will be less likely to invest time and resources in developing business relationships with us if they are not convinced that our business will succeed in the long term. Accordingly, in order to build and maintain our business, we must maintain confidence among current and future partners, customers, suppliers, analysts, ratings agencies and other parties in our long-term financial viability and business prospects. Maintaining such confidence may be particularly complicated by certain factors including those that are largely outside of our control, such as our limited operating history, market unfamiliarity with our products, any delays in scaling manufacturing, delivery and service operations to meet demand, competition and uncertainty regarding the future of EVs and our eventual production and sales performance compared with market expectations.

If we are unable to attract and retain key employees and qualified personnel, our ability to compete could be harmed.

Our success depends on our ability to attract and retain our executive officers, key employees and other qualified personnel, and our operations may be severely disrupted if we lost their services. As we build our brand and become more well known, there is increased risk that competitors or other companies will seek to hire our personnel. None of our employees are bound by a non-competition agreement. The failure to attract, integrate, train, motivate and retain these personnel could seriously harm our business and prospects.

In addition, we are highly dependent on the services of Jagdeep Singh, our Chief Executive Officer, and other senior technical and management personnel, including our executive officers, who would be difficult to replace. If Mr. Singh or other key personnel were to depart, we may not be able to successfully attract and retain senior leadership necessary to grow our business.

We are an early stage company with a history of financial losses and expect to incur significant expenses and continuing losses for the foreseeable future.

We incurred a net loss of approximately $1,099.9 million for the year ended December 31, 2020 and an accumulated deficit of approximately $1,395.8 million from our inception in 2010 through the year ended December 31, 2020. We believe that we will continue to incur operating and net losses each quarter until at least the time we begin significant production of our lithium-metal solid-state batteries, which is not expected to occur until 2024, and may occur later.

We expect the rate at which we will incur losses to be significantly higher in future periods as we, among other things, continue to incur significant expenses in connection with the design, development and manufacturing of our batteries; expand our research and development activities; invest in manufacturing capabilities; build up inventories of components for our batteries; increase our sales and marketing activities; develop our distribution infrastructure; and increase our general and administrative functions to support our growing operations. We may find that these efforts are more expensive than we currently anticipate or that these efforts may not result in revenues, which would further increase our losses.

We have been, and may in the future be, adversely affected by the global COVID-19 pandemic.

We face various risks related to epidemics, pandemics, and other outbreaks, including the recent COVID-19 pandemic. The impact of COVID-19, including changes in consumer and business behavior, pandemic fears and market downturns, and restrictions on business and individual activities, has created significant volatility in the global economy and led to reduced economic activity. The spread of COVID-19 has also impacted our potential customers and suppliers by disrupting the manufacturing, delivery and overall supply chain of battery and EV manufacturers and suppliers and has led to a global decrease in battery and EV sales in markets around the world.

The pandemic has resulted in government authorities implementing numerous measures to try to contain the virus, such as travel bans and restrictions, quarantines, stay-at-home or shelter-in-place orders, and business shutdowns. For example, employees at our headquarters located in San Jose, California are subject to a stay-at-home order from the state and local governments. These measures limit operations in our San Jose headquarters and have and may continue to adversely impact our employees, research and development activities and operations and the operations of our suppliers, vendors and business partners, and may negatively impact our sales and marketing activities. In addition, various aspects of our business cannot be conducted remotely, including many aspects of the development and manufacturing of our solid-state material and our battery cells. These measures by government authorities may remain in place for a significant period of time and they are likely to continue to adversely affect our future manufacturing plans, sales and marketing activities, business and results of operations. We may take further actions as may be required by government authorities or that we determine are in the best interests of our employees, suppliers, vendors and business partners.

The extent to which the COVID-19 pandemic continues to impact our business, prospects and results of operations will depend on future developments, which are highly uncertain and cannot be predicted, including the duration and spread of the pandemic, its severity, the actions to contain the virus or treat its impact, and how quickly and to what extent normal economic and operating activities can resume. Even after the COVID-19 pandemic has subsided, we may continue to experience an adverse impact to our business as a result of the global economic impact, including any recession that has occurred or may occur in the future.

There are no comparable recent events that may provide guidance as to the effect of the spread of COVID-19 and a pandemic, and, as a result, the ultimate impact of the COVID-19 pandemic or a similar health epidemic is highly uncertain.

Our operating and financial results forecast relies in large part upon assumptions and analyses developed by us. If these assumptions or analyses prove to be incorrect, our actual operating results may be materially different from our forecasted results.

The projected financial and operating information appearing elsewhere in this Report reflect current estimates of future performance. Whether actual operating and financial results and business developments will be consistent with our expectations and assumptions as reflected in our forecasts depends on a number of factors, many of which are outside our control, including, but not limited to:

•	success and timing of development activity;
•	customer acceptance of our products;
•	competition, including from established and future competitors;
•	whether we can obtain sufficient capital to build our manufacturing facilities and sustain and grow our business;
•	our ability to manage our growth;
•	whether we can manage relationships with key suppliers;
•	our ability to retain existing key management, integrate recent hires and attract, retain and motivate qualified personnel; and
•	the overall strength and stability of domestic and international economies.

Unfavorable changes in any of these or other factors, most of which are beyond our control, could materially and adversely affect our business, results of operations and financial results.

From time to time, we may be involved in litigation, regulatory actions or government investigations and inquiries, which could have an adverse impact on our profitability and consolidated financial position.

We may be involved in a variety of litigation, other claims, suits, regulatory actions or government investigations and inquiries and commercial or contractual disputes that, from time to time, are significant.

For example, on December 11, 2020, a putative class action lawsuit was filed by a purported QuantumScape warrantholder (Index No. 656963/2020 (Sup. Ct. N.Y. Cnty.)) against the Company and Continental Stock Transfer & Trust Company. The complaint alleges, among other things, that the plaintiff is entitled to exercise warrants within 30 days of Closing. The complaint also alleges that the proxy statement/prospectus/information statement dated September 21, 2020 and November 12, 2020 is misleading and/or omits material information concerning the exercise of the warrants. The complaint generally seeks, among other things, the ability to exercise the warrants within 30 days of Closing. We removed the case to federal court, Case No. 1:20-cv-10842 (S.D.N.Y.).

On December 24, 2020, a lawsuit was filed by three purported QuantumScape warrantholders (Index No. 657256/2020 (Sup. Ct. N.Y. Cnty.)) against the Company. The complaint alleges, among other things, that the plaintiffs are entitled to exercise warrants within 30 days of Closing. The complaint also alleges that the proxy statement/prospectus/information statement dated September 21, 2020 and November 12, 2020 is misleading and/or omits material information concerning the exercise of the warrants. The complaint generally seeks, among other things, the ability to exercise the warrants within 30 days of Closing.

Between January 5 and January 8, 2021, three putative class action lawsuits were filed by purported purchasers of QuantumScape securities. (Case No. 3:21-cv-00058-WHO (N.D. Cal. filed January 5, 2021); Case No. 4:21-cv-00070-JST (N.D. Cal. filed January 6, 2021); and Case No. 3:21-cv-00150-VC (N.D. Cal. filed January 8, 2021)) against the Company and its Chief Executive Officer or against the Company and certain members of management and the Board of Directors, and VGA.

All three complaints allege that the defendants purportedly made false and/or misleading statements and failed to disclose material adverse facts about our business, operations, and prospects, including information regarding our battery technology. One Complaint alleges a purported class that includes all persons who purchased or acquired our securities between December 8, 2020 and December 31, 2020. The other two complaints allege a purported class that includes all persons who purchased or acquired our securities between November 27, 2020 and December 31, 2020.

A shareholder derivative suit was also filed against 11 officers and directors of the Company: Case No. 3:21-cv-00989 (N.D. Cal. filed February 8, 2021). QuantumScape is the nominal defendant. The suit alleges that the individual defendants breached various duties to the Company and contains additional similar allegations based on the same general allegations in the class action complaints described immediately above. VGA was also named as a defendant in the derivative suit.

In addition, from time to time, we may also be involved in legal proceedings and investigations arising in the normal course of business including, without limitation, commercial or contractual disputes, including warranty claims and other disputes with potential customers and suppliers; intellectual property matters; personal injury claims; environmental issues; tax matters; and employment matters.

It is difficult to predict the outcome or ultimate financial exposure, if any, represented by these matters, and there can be no assurance that any such exposure will not be material. Such claims may also negatively affect our reputation.

We may become subject to product liability claims, which could harm our financial condition and liquidity if we are not able to successfully defend or insure against such claims.

We may become subject to product liability claims, even those without merit, which could harm our business, prospects, operating results, and financial condition. We face inherent risk of exposure to claims in the event our batteries do not perform as expected or malfunction resulting in personal injury or death. Our risks in this area are particularly pronounced given our batteries have not yet been commercially tested or mass produced. A successful product liability claim against us could require us to pay a substantial monetary award. Moreover, a product liability claim could generate substantial negative publicity about our batteries and business and inhibit or prevent commercialization of other future battery candidates, which would have a material adverse effect on our brand, business, prospects and operating results. Any insurance coverage might not be sufficient to cover all potential product liability claims. Any lawsuit seeking significant monetary damages either in excess of our coverage, or outside of our coverage, may have a material adverse effect on our reputation, business and financial condition. We may not be able to secure additional product liability insurance coverage on commercially acceptable terms or at reasonable costs when needed, particularly if we do face liability for our products and are forced to make a claim under our policy.

Our batteries and our website, systems, and data we maintain may be subject to intentional disruption, other security incidents, or alleged violations of laws, regulations, or other obligations relating to data handling that could result in liability and adversely impact our reputation and future sales.

We expect to face significant challenges with respect to information security and maintaining the security and integrity of our systems and other systems used in our business, as well as with respect to the data stored on or processed by these systems. Advances in technology, an increased level of sophistication, and an increased level of expertise of hackers, new discoveries in the field of cryptography or others can result in a compromise or breach of the systems used in our business or of security measures used in our business to protect confidential information, personal information, and other data.

The availability and effectiveness of our batteries, and our ability to conduct our business and operations, depend on the continued operation of information technology and communications systems, some of which we have yet to develop or otherwise obtain the ability to use. Systems used in our business, including data centers and other information technology systems, will be vulnerable to damage or interruption. Such systems could also be subject to break-ins, sabotage and intentional acts of vandalism, as well as disruptions and security incidents as a result of non-technical issues, including intentional or inadvertent acts or omissions by employees, service providers, or others. We anticipate using outsourced service providers to help provide certain services, and any such outsourced service providers face similar security and system disruption risks as us. Some of the systems used in our business will not be fully redundant, and our disaster recovery planning cannot account for all eventualities. Any data security incidents or other disruptions to any data centers or other systems used in our business could result in lengthy interruptions in our service.

Our facilities or operations could be damaged or adversely affected as a result of natural disasters and other catastrophic events.

Our facilities or operations could be adversely affected by events outside of our control, such as natural disasters, wars, health epidemics such as the ongoing COVID-19 pandemic, and other calamities. We cannot assure you that any backup systems will be adequate to protect us from the effects of fire, floods, typhoons, earthquakes, power loss, telecommunications failures, break-ins, war, riots, terrorist attacks or similar events. Any of the foregoing events may give rise to interruptions, breakdowns, system failures, technology platform failures or internet failures, which could cause the loss or corruption of data or malfunctions of software or hardware as well as adversely affect our ability to provide services.

Any financial or economic crisis, or perceived threat of such a crisis, including a significant decrease in consumer confidence, may materially and adversely affect our business, financial condition, and results of operations.

In recent years, the United States and global economies suffered dramatic downturns as the result of the COVID-19 pandemic, a deterioration in the credit markets and related financial crisis as well as a variety of other factors including, among other things, extreme volatility in security prices, severely diminished liquidity and credit availability, ratings downgrades of certain investments and declining valuations of others. The United States and certain foreign governments have taken unprecedented actions in an attempt to address and rectify these extreme market and economic conditions by providing liquidity and stability to the financial markets. If the actions taken by these governments are not successful, the return of adverse economic conditions may negatively impact the demand for our solid-state battery cells and may negatively impact our ability to raise capital, if needed, on a timely basis and on acceptable terms or at all.

Our ability to utilize our net operating loss and tax credit carryforwards to offset future taxable income may be subject to certain limitations.

In general, under Section 382 of the Code, a corporation that undergoes an “ownership change” is subject to limitations on its ability to use its pre-change net operating loss carryforwards (“NOLs”), to offset future taxable income. The limitations apply if a corporation undergoes an “ownership change,” which is generally defined as a greater than 50 percentage point change (by value) in its equity ownership by certain stockholders over a three-year period. If we have experienced an ownership change at any time since our incorporation, we may already be subject to limitations on our ability to utilize our existing NOLs and other tax attributes to offset taxable income or tax liability. In addition, the Business Combination and future changes in our stock ownership, which may be outside of our control, may trigger an ownership change. Similar provisions of state tax law may also apply to limit our use of accumulated state tax attributes. As a result, even if we earn net taxable income in the future, our ability to use it or our pre-change NOL carryforwards and other tax attributes to offset such taxable income or tax liability may be subject to limitations, which could potentially result in increased future income tax liability to us.

There is also a risk that changes in law or regulatory changes made in response to the need for some jurisdictions to raise additional revenue to help counter the fiscal impact from the COVID-19 pandemic or for other unforeseen reasons, including suspensions on the use of net operating losses or tax credits, possibly with retroactive effect, may result in our existing net operating losses or tax credits expiring or otherwise being unavailable to offset future income tax liabilities. A temporary suspension of the use of certain net operating losses and tax credits has been enacted in California, and other states may enact suspensions as well.

We are subject to anti-corruption, anti-bribery, anti-money laundering, financial and economic sanctions and similar laws, and non-compliance with such laws can subject us to administrative, civil and criminal fines and penalties, collateral consequences, remedial measures and legal expenses, all of which could adversely affect our business, results of operations, financial condition and reputation.

We are subject to anti-corruption, anti-bribery, anti-money laundering, financial and economic sanctions and similar laws and regulations in various jurisdictions in which we conduct or in the future may conduct activities, including the U.S. Foreign Corrupt Practices Act (“FCPA”), the U.K. Bribery Act 2010, and other anti-corruption laws and regulations. The FCPA and the U.K. Bribery Act 2010 prohibit us and our officers, directors, employees and business partners acting on our behalf, including agents, from corruptly offering, promising, authorizing or providing anything of value to a “foreign official” for the purposes of influencing official decisions or obtaining or retaining business or otherwise obtaining favorable treatment. The FCPA also requires companies to make and keep books, records and accounts that accurately reflect transactions and dispositions of assets and to maintain a system of adequate internal accounting controls. The U.K. Bribery Act also prohibits non-governmental “commercial” bribery and soliciting or accepting bribes. A violation of these laws or regulations could adversely affect our business, results of operations, financial condition and reputation. Our policies and procedures designed to ensure compliance with these regulations may not be sufficient and our directors, officers, employees, representatives, consultants, agents, and business partners could engage in improper conduct for which we may be held responsible.

Non-compliance with anti-corruption, anti-bribery, anti-money laundering or financial and economic sanctions laws could subject us to whistleblower complaints, adverse media coverage, investigations, and severe administrative, civil and criminal sanctions, collateral consequences, remedial measures and legal expenses, all of which could materially and adversely affect our business, results of operations, financial condition and reputation. In addition, changes in economic sanctions laws in the future could adversely impact our business and investments in our Class A Common Stock.

Our insurance coverage may not be adequate to protect us from all business risks.

We may be subject, in the ordinary course of business, to losses resulting from products liability, accidents, acts of God, and other claims against us, for which we may have no insurance coverage. As a general matter, the policies that we do have may include significant deductibles or self-insured retentions, and we cannot be certain that our insurance coverage will be sufficient to cover all future losses or claims against us. A loss that is uninsured or which exceeds policy limits may require us to pay substantial amounts, which could adversely affect our financial condition and operating results.

Our management has limited experience in operating a public company.

Some of our executive officers have limited experience in the management of a publicly traded company. Our management team may not successfully or effectively manage our transition to a public company that will be subject to significant regulatory oversight and reporting obligations under federal securities laws. Certain executives’ limited experience in dealing with the increasingly complex laws pertaining to public companies could be a significant disadvantage in that it is likely that an increasing amount of their time may be devoted to these activities which will result in less time being devoted to the management and growth of our Company. We may not have adequate personnel with the appropriate level of knowledge, experience, and training in the accounting policies, practices or internal controls over financial reporting required of public companies in the United States.

We will incur significant increased expenses and administrative burdens as a public company, which could have an adverse effect on our business, financial condition and results of operations.

We will face increased legal, accounting, administrative and other costs and expenses as a public company that we did not incur as a private company. The Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), including the requirements of Section 404, as well as rules and regulations subsequently implemented by the SEC, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 and the rules and regulations promulgated and to be promulgated thereunder, the PCAOB and the securities exchanges, impose additional reporting and other obligations on public companies. The development and implementation of the standards and controls necessary for us to achieve the level of accounting standards required of a public company in the United States may require costs greater than expected. It is possible that we will be required to expand our employee base and hire additional employees to support our operations as a public company which will increase our operating costs in future periods.

Compliance with public company requirements will increase costs and make certain activities more time-consuming. A number of those requirements will require us to carry out activities we have not done previously. For example, we have created new Board committees and adopted new internal controls and disclosure controls and procedures. In addition, expenses associated with SEC reporting requirements will be incurred. Furthermore, if any issues in complying with those requirements are identified (for example, if the auditors identify a material weakness or significant deficiency in the internal control over financial reporting), we could incur additional costs rectifying those issues, and the existence of those issues could adversely affect our reputation or investor perceptions of it. It will also be more expensive to obtain director and officer liability insurance. Risks associated with our status as a public company may make it more difficult to attract and retain qualified persons to serve on our Board or as executive officers. The additional reporting and other obligations imposed by these rules and regulations will increase legal and financial compliance costs and the costs of related legal, accounting and administrative activities. These increased costs will require us to divert a significant amount of money that could otherwise be used to expand the business and achieve strategic objectives. Advocacy efforts by stockholders and third parties may also prompt additional changes in governance and reporting requirements, which could further increase costs.

If securities or industry analysts do not publish or cease publishing research or reports about us, our business, or the market in which we operate, or if they change their recommendations regarding our securities adversely, the price and trading volume of our securities could decline.

The trading market for our securities will be influenced by the research and reports that industry or securities analysts may publish about us, our business, market or competitors. Securities and industry analysts do not currently, and may never, publish research on us. If no securities or industry analysts commence coverage of us, our share price and trading volume would likely be negatively impacted. If any of the analysts who may cover us change their recommendation regarding our shares of Class A Common Stock adversely, or provide more favorable relative recommendations about our competitors, the price of our shares of Class A Common Stock would likely decline. If any analyst who may cover us were to cease our coverage of us or fail to regularly publish reports on it, we could lose visibility in the financial markets, which in turn could cause our share price or trading volume to decline.

Our Regulatory Risks

We are subject to substantial regulation and unfavorable changes to, or failure by us to comply with, these regulations could substantially harm our business and operating results.

Our batteries, and the sale of EVs and motor vehicles in general, are subject to substantial regulation under international, federal, state and local laws, including export control laws. We expect to incur significant costs in complying with these regulations. Regulations related to the battery and EV industry and alternative energy are currently evolving and we face risks associated with changes to these regulations.

To the extent the laws change, our products may not comply with applicable international, federal, state or local laws, which would have an adverse effect on our business. Compliance with changing regulations could be burdensome, time consuming, and expensive. To the extent compliance with new regulations is cost prohibitive, our business, prospects, financial condition and operating results would be adversely affected.

Internationally, there may be laws in jurisdictions we have not yet entered or laws we are unaware of in jurisdictions we have entered that may restrict our sales or other business practices. The laws in this area can be complex, difficult to interpret and may change over time. Continued regulatory limitations and other obstacles that may interfere with our ability to commercialize our products could have a negative and material impact on our business, prospects, financial condition and results of operations.

We are subject to requirements relating to environmental and safety regulations and environmental remediation matters which could adversely affect our business, results of operation and reputation.

We are subject to numerous federal, state and local environmental laws and regulations governing, among other things, solid and hazardous waste storage, treatment and disposal, and remediation of releases of hazardous materials. There are significant capital, operating and other costs associated with compliance with these environmental laws and regulations. Environmental laws and regulations may become more stringent in the future, which could increase costs of compliance or require us to manufacture with alternative technologies and materials.

Federal, state and local authorities also regulate a variety of matters, including, but not limited to, health, safety and permitting in addition to the environmental matters discussed above. New legislation and regulations may require us to make material changes to our operations, resulting in significant increases to the cost of production.

Our manufacturing process will have hazards such as but not limited to hazardous materials, machines with moving parts, and high voltage and/or high current electrical systems typical of large manufacturing equipment and related safety incidents. There may be safety incidents that damage machinery or product, slow or stop production, or harm employees. Consequences may include litigation, regulation, fines, increased insurance premiums, mandates to temporarily halt production, workers’ compensation claims, or other actions that impact our company brand, finances, or ability to operate.

Our failure to timely and effectively implement controls and procedures required by Section 404(a) of the Sarbanes-Oxley Act could have a material adverse effect on our business.

We will be required to provide management’s attestation on internal controls. The standards required for a public company under Section 404(a) of the Sarbanes-Oxley Act are significantly more stringent than those that were required of us as a privately-held company. Management may not be able to effectively and timely implement controls and procedures that adequately respond to the increased regulatory compliance and reporting requirements. If we are not able to implement the additional requirements of Section 404(a) in a timely manner or with adequate compliance, we may not be able to assess whether our internal controls over financial reporting are effective, which may subject us to adverse regulatory consequences and could harm investor confidence and the market price of our securities.

We qualify as an “emerging growth company” within the meaning of the Securities Act, and if we take advantage of certain exemptions from disclosure requirements available to emerging growth companies, this could make our securities less attractive to investors and may make it more difficult to compare our performance with other public companies.

We qualify as an “emerging growth company” as defined in Section 2(a)(19) of the Securities Act, as modified by the JOBS Act. As such, we are be eligible for and intend to take advantage of certain exemptions from various reporting requirements applicable to other public companies that are not emerging growth companies for as long as we continue to be an emerging growth company, including (i) the exemption from the auditor attestation requirements with respect to internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act, (ii) the exemptions from say-on-pay, say-on-frequency and  say-on-golden parachute voting requirements and (iii) reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements. As a result, the stockholders may not have access to certain information they may deem important. We will remain an emerging growth company until the earliest of (i) the last day of the fiscal year in which the market value of the Common Stock that is held by non-affiliates exceeds $700 million as of June 30 of that fiscal year, (ii) the last day of the fiscal year in which we have total annual gross revenue of $1.07 billion or more during such fiscal year (as indexed for inflation), (iii) the date on which we have issued more than $1 billion in non-convertible debt in the prior three-year period or (iv) the last day of the fiscal year following the fifth anniversary of the date of the first sale of units in Kensington’s initial public offering. In addition, Section 107 of the JOBS Act also provides that an emerging growth company can take advantage of the exemption from complying with new or revised accounting standards provided in Section 7(a)(2)(B) of the Securities Act as long as we are an emerging growth company. An emerging growth company can therefore delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected not to opt out of such extended transition period and, therefore, we may not be subject to the same new or revised accounting standards as other public companies that are not emerging growth companies. Investors may find our Class A Common Stock less attractive because we will rely on these exemptions, which may result in a less active trading market for our Class A Common Stock and its price may be more volatile.

Risks Related to Ownership of Our Common Stock and Our Certificate of Incorporation and Bylaws Provisions

Our Class A Common Stock could be subject to extreme volatility.

The trading price of our Class A Common Stock may be affected by a number of factors, including events described in the risk factors set forth in this Annual Report and in our other reports filed with the SEC from time to time, as well as our operating results, financial condition and other events or factors. Any of the factors listed below could have a material adverse effect on your investment in our securities.  Factors affecting the trading price of our securities may include:

•	our ability to bring our products and technologies to market on a timely basis, or at all;
•	our operating results or development efforts failing to meet the expectation of securities analysts or investors in a particular period;
•	actual or anticipated fluctuations in our quarterly financial results or the quarterly financial results of companies perceived to be similar to it;
•	changes in the market’s expectations about our operating results or the EV industry;
•	success of competitors actual or perceived development efforts;
•	changes in financial estimates and recommendations by securities analysts concerning the Company or the battery industry in general;
•	operating and share price performance of other companies that investors deem comparable to the Company;
•	disputes or other developments related to proprietary rights, including patents, litigation matters and our ability to obtain intellectual property protection for our technologies;
•	changes in laws and regulations affecting our business;
•	our ability to meet compliance requirements;
•	commencement of, or involvement in, litigation involving the Company;
•	changes in our capital structure, such as future issuances of securities or the incurrence of additional debt;
•	the volume of shares of Common Stock available for public sale;
•	the level of demand for our stock, including the amount of short interest in our stock;
•	any major change in our Board or management;
•	sales of substantial amounts of the shares of Common Stock by our directors, executive officers or significant stockholders or the perception that such sales could occur;
•	the expiration of contractual lock-up agreements with our executive officers, directors and stockholders, which we have entered into and may enter into in the future from time to time; and
•	general economic and political conditions such as recessions, interest rates, fuel prices, international currency fluctuations and acts of war or terrorism.

Broad market and industry factors may materially harm the market price of our securities irrespective of our operating performance. The stock market in general, and the NYSE in particular, have experienced price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of the particular companies affected. The trading prices and valuations of these stocks, and of our securities, may not be predictable. A loss of investor confidence in the market for retail stocks or the stocks of other companies which investors perceive to be similar to the Company could depress our share price regardless of our business, prospects, financial conditions or results of operations. A decline in the market price of our securities also could adversely affect our ability to issue additional securities and our ability to obtain additional financing in the future.

Following certain periods of volatility in the market price of our securities, we may become subject of securities litigation. We have, and may in the future experience additional litigation following periods of volatility. This type of litigation may result in substantial costs and a diversion of management’s attention and resources.

Our business model of manufacturing solid-state batteries is capital-intensive, and we may not be able to raise additional capital on attractive terms, if at all, which could be dilutive to stockholders. If we cannot raise additional capital when needed, our operations and prospects could be materially and adversely affected.

The development, design, manufacture and sale of batteries is a capital-intensive business, which we currently finance through joint venture arrangements and other third-party financings. As a result of the capital-intensive nature of our business, we can be expected to continue to sustain substantial operating expenses without generating sufficient revenues to cover expenditures. Over time, we expect that we will need to raise additional funds, including through entry into new or extending existing joint venture arrangements, through the issuance of equity, equity-related or debt securities or through obtaining credit from financial institutions to fund, together with our principal sources of liquidity, ongoing costs such as research and development relating to our batteries, the construction of large factories, any significant unplanned or accelerated expenses, and new strategic investments. We cannot be certain that additional capital will be available on attractive terms, if at all, when needed, which could be dilutive to stockholders, and our financial condition, results of operations, business and prospects could be materially and adversely affected.

The dual class structure of our Common Stock has the effect of concentrating voting control with the current holders of Class B Common Stock. This will limit or preclude the ability of other stockholders to influence corporate matters, including the outcome of important transactions, including a change in control.

Shares of Class B Common Stock have 10 votes per share, while shares of Class A Common Stock have one vote per share. Although no one holder or group of holders has control of more than 30% of the voting power of our capital stock, as of December 31, 2020 the holders of the Class B Common Stock control approximately 88% of the voting power of our capital stock and collectively are to control matters submitted to our stockholders for approval, including the election of directors, amendments of our organizational documents and any merger, consolidation, sale of all or substantially all of our assets or other major corporate transactions. Even though these holders are not party to any agreement that requires them to vote together, they may have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. This concentrated control may have the effect of delaying, preventing or deterring a change in control of us, could deprive our stockholders of an opportunity to receive a premium for their capital stock as part of a sale of us, and might ultimately affect the market price of shares of our Class A Common Stock. For information about our dual class structure, see the section titled “Description of Securities” appearing elsewhere in this Report.

Anti-takeover provisions in our Certificate of Incorporation, Bylaws and Delaware law could make an acquisition of us more difficult, limit attempts by our stockholders to replace or remove our management and limit the market price of our Class A Common Stock.

The Certificate of Incorporation, amended and restated Bylaws (the “Bylaws”) and Delaware law contain provisions which could have the effect of rendering more difficult, delaying or preventing an acquisition deemed undesirable by our Board. These provisions include:

•	authorizing “blank check” preferred stock, which could be issued by our Board without stockholder approval and may contain voting, liquidation, dividend and other rights superior to the Common Stock;
•	limiting the liability of, and providing indemnification to, our directors and officers;
•	prohibiting cumulative voting in the election of directors;
•	providing that vacancies on our Board may be filled only by majority of directors then in office of our Board, even though less than a quorum;
•	prohibiting the ability of our stockholders to call special meetings;
•	establishing an advance notice procedure for stockholder proposals to be brought before an annual meeting, including proposed nominations of persons for election to our Board;
•

requiring that, once there are no longer any outstanding shares of the Class B Common Stock, any action to be taken by our stockholders be effected at a duly called annual or special meeting and not by written consent;

•	specifying that special meetings of our stockholders can be called only by a majority of our Board, the chair of our Board, or our Chief Executive Officer;
•

requiring that, once there are no longer any outstanding shares of Class B Common Stock, the approval of holders of at least two-thirds of the outstanding voting securities to amend the Bylaws and certain provisions of the Certificate of Incorporation; and

•	reflecting two classes of Common Stock.

These provisions may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace members of our Board, which is responsible for appointing the members of our management. In addition, because we are incorporated in Delaware, we are governed by the provisions of Section 203 of the Delaware General Corporation Law (“DGCL”), which generally prohibits a Delaware corporation from engaging in any of a broad range of business combinations with any “interested” stockholder for a period of three years following the date on which the stockholder became an “interested” stockholder.

Our Bylaws provide, subject to limited exceptions, that the Court of Chancery of the State of Delaware and the federal district courts of the United States will be the sole and exclusive forum for certain stockholder litigation matters, which could limit our stockholders’ ability to obtain a chosen judicial forum for disputes with us or our directors, officers, employees or stockholders.

Our Bylaws provide that, unless otherwise consented to by us in writing, the Court of Chancery of the State of Delaware (or, if the Court of Chancery does not have jurisdiction, another State court in Delaware or the federal district court for the District of Delaware) shall, to the fullest extent permitted by law, be the sole and exclusive forum for the following types of actions or proceedings: (i) any derivative action or proceeding brought on behalf of the Company; (ii) any action asserting a claim of breach of a fiduciary duty owed by, or otherwise wrongdoing by, any of our directors, officers, or other employees to us or our stockholders; (iii) any action arising pursuant to any provision of the DGCL or the Certificate of Incorporation or the Bylaws; (iv) any action to interpret, apply, enforce or determine the validity of the Certificate of Incorporation or the Bylaws; or (v) any other action asserting a claim that is governed by the internal affairs doctrine, in all cases subject to the court having jurisdiction over indispensable parties named as defendants. This provision would not apply to suits brought to enforce a duty or liability created by the Exchange Act or any other claim for which the U.S. federal courts have exclusive jurisdiction. The Bylaws further provide that, unless otherwise consented to by the Company in writing, the federal district courts of the United States will be the sole and exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act.

Any person or entity purchasing or otherwise acquiring any interest in our securities shall be deemed to have notice of and consented to this provision. This choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum of its choosing for disputes with the Company or any of our directors, officers, other employees or stockholders, which may discourage lawsuits with respect to such claims. There is uncertainty as to whether a court would enforce such provisions, and the enforceability of similar choice of forum provisions in other companies’ charter documents has been challenged in legal proceedings. It is possible that a court could find these types of provisions to be inapplicable or unenforceable, and if a court were to find the choice of forum provision contained in the Bylaws to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could harm our business, operating results and financial condition.

Our dual class structure may depress the trading price of the Class A Common Stock.

We cannot predict whether our dual class structure will result in a lower or more volatile market price of the Class A Common Stock or in adverse publicity or other adverse consequences. For example, certain index providers have announced restrictions on including companies with multiple-class share structures in certain of their indexes. S&P Dow Jones and FTSE Russell have announced changes to their eligibility criteria for inclusion of shares of public companies on certain indices, including the S&P 500, pursuant to which companies with multiple classes of shares of common stock are excluded. In addition, several stockholder advisory firms have announced their opposition to the use of multiple class structures. As a result, the dual class structure of our Common Stock may cause stockholder advisory firms to publish negative commentary about our corporate governance practices or otherwise seek to cause us to change our capital structure. Any such exclusion from indices or any actions or publications by stockholder advisory firms critical of our corporate governance practices or capital structure could adversely affect the value and trading market of the Class A Common Stock.

We do not expect to declare any dividends in the foreseeable future.

We do not anticipate declaring any cash dividends to holders of our Common Stock in the foreseeable future. Consequently, investors may need to rely on sales of their shares after price appreciation, which may never occur, as the only way to realize any future gains on their investment.

There can be no assurance that we will be able to comply with the continued listing standards of the NYSE.

In connection with the Closing, we listed our Class A Common Stock and Public Warrants on the NYSE under the symbols “QS” and “QS.WS”, respectively. If, after the Business Combination, the NYSE delists our securities from trading on its exchange for failure to meet the listing standards and we are not able to list such securities on another national securities exchange, we expect such securities could be quoted on an over-the-counter market. If this were to occur, we and our stockholders could face significant material adverse consequences including:

•	a limited availability of market quotations for our securities;
•	reduced liquidity for our securities;

•	a limited amount of news and analyst coverage; and
•	a decreased ability to issue additional securities or obtain additional financing in the future.

Risks Related to Our Warrants

We may redeem unexpired Warrants prior to their exercise at a time that is disadvantageous to Warrantholders, thereby making these Warrants worthless.

We have the ability to redeem outstanding Warrants at any time starting July 30, 2021 for the Public Warrants and prior to their expiration, at a price of $0.01 per Warrant, provided that the last reported sales price of Class A Common Stock equals or exceeds $18.00 per share for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date we send the notice of redemption to Warrantholders and provided certain other conditions are met. If and when the Warrants become redeemable by us, we may exercise our redemption rights even if we are unable to register or qualify the underlying securities for sale under all applicable state securities laws. As a result, we may redeem the Warrants as set forth above even if the holders are otherwise unable to exercise the Warrants. Redemption of the outstanding Warrants could force you (i) to exercise your Warrants and pay the exercise price therefor at a time when it may be disadvantageous for you to do so, (ii) to sell your Warrants at the then-current market price when you might otherwise wish to hold your Warrants or (iii) to accept the nominal redemption price which, at the time the outstanding Warrants are called for redemption, we expect would be substantially less than the market value of your Warrants. None of the Private Warrants will be redeemable by us so long as they are held by the Sponsor or its permitted transferees.

In addition, we have the ability to redeem outstanding Warrants starting September 28, 2021 for $0.10 per Warrant upon a minimum of 30 days’ prior written notice of redemption provided that holders will be able to exercise their Warrants prior to redemption for a number of Class A Common Stock determined based on the redemption date and the fair market value of Class A Common Stock and provided certain other conditions are met. We would redeem the Warrants in this manner when we believe it is in our best interest to update our capital structure to remove the Warrants and pay fair market value to the Warrantholders. We can also redeem the Warrants for Class A Common Stock when the Class A Common Stock is trading at a price starting at $10.00, which is below the exercise price of $11.50, because it will provide certainty with respect to our capital structure and cash position while providing our Warrantholders with fair market value in the form of shares of our Class A Common Stock. If we choose to redeem our Warrants when the Class A Common Stock is trading at a price below the exercise price of our Warrants, this could result in our Warrantholders receiving fewer shares of our Class A Common Stock than they would have received if they had chosen to wait to exercise their Warrants for shares of Class A Common Stock if and when the Class A Common Stock trades at a price higher than the exercise price of $11.50. Any such redemption may have similar consequences to a cash redemption described above. In addition, such redemption may occur at a time when our Warrants are “out-of-the-money,” in which case you would lose any potential embedded value from a subsequent increase in the value of the Class A Common Stock had your Warrants remained outstanding. Finally, this redemption feature provides a ceiling to the value of your Warrants since it locks in the redemption price in the number of Class A Common Stock to be received if we choose to redeem the Warrants for Class A Common Stock.

There is uncertainty regarding the federal income tax consequences of the redemption to the holders of our Class A Common Stock.

There is some uncertainty regarding the federal income tax consequences to holders of our Class A Common Stock who exercise their redemption rights. The uncertainty of tax consequences relates primarily to the individual circumstances of the taxpayer and include whether the redemption results in a dividend, taxable as ordinary income, or a sale, taxable as capital gain. Whether the redemption qualifies for sale treatment, resulting in taxation as capital gain rather than ordinary income, will depend largely on whether the holder owns (or is deemed to own) any shares of our Class A Common Stock following the redemption, and if so, the total number of shares of our Class A Common Stock held by the holder both before and after the redemption relative to all shares of our Class A Common Stock outstanding both before and after the redemption. The redemption generally will be treated as a sale, rather than a dividend, if the redemption (i) is “substantially disproportionate” with respect to the holder, (ii) results in a “complete termination” of the holder’s interest in us or (iii) is “not essentially equivalent to a dividend” with respect to the holder. Due to the personal and subjective nature of certain of such tests and the absence of clear guidance from the Internal Revenue Services (“IRS”), there is uncertainty as to whether a holder who elects to exercise his, her or its redemption rights will be taxed on any gain from the redemption as ordinary income or capital gain.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our corporate headquarters, and currently our only facility, is in San Jose, California, where we lease approximately 87,125 square feet under a lease that expires in January 2023. Most of the facility is used for our research and development and prototype manufacturing. We are seeking to lease an additional facility of approximately 200,000 square feet in order to install a pre-pilot production line to increase production for internal engineering and customer samples. In addition, in order to accommodate growth, including anticipated growth associated with our joint venture activities with Volkswagen, we will need to seek additional facilities in the future.

Item 3. Legal Proceedings.

Information regarding legal proceedings is available in Note 8, Commitments and Contingencies, to the consolidated financial statements in this report.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our Class A Common Stock and Public Warrants are listed on NYSE under the symbols “QS” and “QS.WS”, respectively. Our Class B Common Stock is neither listed nor traded.

Holders

As of February 16, 2021, there were 86 holders of record of our shares of Class A Common Stock and 40 holders of record of our shares of Class B Common Stock. The actual number of stockholders of our Common Stock is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares of common stock are held in street name by banks, brokers and other nominees. There were 20 holders of record of approximately 18,149,989 warrants, each exercisable for one share of Class A Common Stock at a price of $11.50 per share.

Recent Sales of Unregistered Equity Securities

None other than as set forth in the Form 8-K filed with the SEC on December 2, 2020.

Issuer Purchases of Equity Securities

None.

Item 6. Selected Financial Data.

Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

On November 25, 2020, Kensington acquired us. The Business Combination was accounted for as a reverse recapitalization in accordance with U.S. GAAP. Under this method of accounting, Kensington was treated as the “acquired” company for financial reporting purposes. Except as otherwise provided herein, our financial statement presentation includes (1) the results of Legacy QuantumScape and its consolidated subsidiaries as our accounting predecessor for periods prior to the completion of the Business Combination, and (2) the results of the Company (including the consolidation of Legacy QuantumScape and its subsidiaries) for periods after the completion of the Business Combination.

The following discussion and analysis should be read in conjunction with our audited consolidated financial statement the related notes appearing elsewhere in this Report. This discussion may contain forward-looking statements based upon current expectations that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth in the section titled “Risk Factors” as set forth in this Report. Unless the context otherwise requires, references in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” to “Legacy QuantumScape”, “the Company”, “we”, “us” and “our” refer to the business and operations of Legacy QuantumScape and its consolidated subsidiaries prior to the Business Combination and to QuantumScape Corporation and its consolidated subsidiaries, following the closing of the Business Combination.

Overview

We are developing next generation battery technology for electric vehicles (“EVs”) and other applications. We believe that our technology will enable a new category of battery that meets the requirements for broader market adoption. The lithium-metal solid-state battery technology that we are developing is being designed to offer greater energy density, longer life, faster charging, and greater safety when compared to today’s conventional lithium-ion batteries.

We are a development stage company with no revenue to date, have incurred a net loss of approximately $1,099.9 million for the year ended December 31, 2020 and an accumulated deficit of approximately $1,395.8 million from our inception through December 31, 2020. A significant portion of the net loss incurred during the year ended December 31, 2020 is associated with the non-cash fair value adjustment of the Legacy QuantumScape preferred stock tranche liabilities of $999.9 million.

Key Trends, Opportunities and Uncertainties

We are pre-revenue company; we believe that our performance and future success depend on several factors that present significant opportunities for us but also pose significant risks and challenges, including those discussed below and in the section titled “Risk Factors” appearing elsewhere in this Report.

Product Development

We are developing our battery technology with the goal of enabling commercial production in 2024. We have validated capabilities of our solid-state separator and battery technology in single-layer solid-state cells. We are now working to develop multi-layer cells, to continue improving yield and performance and to optimize all components of the cell.

We have described our research and development programs to make further improvements to our battery technology, including improvements to battery performance and cost under the “Research and Development” section in Item 1 above. Major remaining development activities include, but are not limited to:

•

Multi-layering. To date, we have only produced single-layer solid-state cells at the commercially required size (70x85mm) and four-layer cells at a smaller size (30x30mm). In order to produce commercially-viable solid-state battery cells, we must produce battery cells which may require from several dozen to over one hundred layers, depending on our customers’ requirements. We will need to overcome the developmental challenges to stack these layers and implement the appropriate cell design for our solid-state battery cell.

•	Continued improvement in the solid-state separator. We are working to improve the reliability and performance of our solid-state separator, including decreasing the thickness.
•

Integration of advanced cathode materials. We benefit from industry cathode chemistry improvements and/or cost reduction. Our solid-state separator platform is being designed to enable some of the most promising next-generation cathode technologies, including high voltage or high capacity cathode active materials.

Our team of over 275 scientists, engineers, technicians, and other staff is highly motivated and committed to solving these challenges ahead. However, any delays in the completion of these tasks will require additional cash use and delay market entry. As we grow our team, size of engineering pilot line, and materials consumption, the rate of cash utilization as a function of time will also increase significantly.

Process Development

Our architecture depends on our proprietary solid-state ceramic separator which we will manufacture ourselves. Though our separator’s design is unique, its manufacturing relies on well-established, high-volume production processes currently deployed globally in other industries at large scale.

The solid-state separator is being designed to enable our ‘anode-free’ architecture. As manufactured, the cell has no anode; the lithium-metal anode is formed during the first charge of the cell; 100% of the lithium that forms the anode comes from the cathode material we purchase. Eliminating the anode bill of materials and associated manufacturing costs found in conventional lithium-ion cells could result in a meaningful cost of goods sold advantage for us. In addition, our solid-state battery cell is being designed to reduce the time and capital-intensity of the formation process step as compared to conventional lithium-ion manufacturing.

We are focused on both the continued expansion of the throughput and capability of our San Jose engineering line and QS-0 as well as the planning and execution of our initial Pilot Facility for our first commercial manufacturing facility.

Continued expansion of the throughput and capability of our San Jose engineering line and QS-0 serves two purposes. First, the engineering line and QS-0 provides a sufficient quantity of solid-state separators and cells for internal development and for customer sampling. And second, our San Jose engineering line provides the basis for continued manufacturing process development and helps inform tool selection and specifications for equipment for our Pilot Facility. Delays in the successful buildout of our San Jose engineering line may impact both our development and the Pilot Facility timelines.

Capturing our forecasted cost advantage at scale as compared to conventional lithium-ion cells will require our team to continue process development to achieve rates of throughput, use of electricity and consumables, yield, and rate of automation demonstrated of mature battery, battery material, and ceramic manufacturing processes. Notably, heat treatment of ceramic parts is a process step in ceramic manufacturing critical to both quality and product cost. We believe achieving required process cost advances is possible; our processes are designed around tools which are already used at scale in the battery or ceramics industries. In addition, we are investigating alternative processing methods that may further increase the capital efficiency of the process. However, delay or failure on these fronts, and in particular with respect to ceramic heat treatment, would result in a higher cost of goods sold, which may limit our ability to profitably sell our batteries.

Commercialization and Market Focus

As noted above, we will continue developing our battery technology with the goal of enabling commercial production in 2024; we have validated the performance capabilities of our solid-state separator and battery technology in single-layer solid-state cells at the commercially required size (70x85mm) and four-layer solid-state battery cells at a smaller size (30x30mm); and are now working to develop multi-layer cells at the commercially required size, to continue improving yield and performance and to optimize all components of the cell. We will continue to work to further develop and validate the volume manufacturing processes to enable high volume manufacturing and minimize manufacturing costs. We will continue to work on increasing the yield of our separators to reduce scrappage and to increase utilization of manufacturing tools. The funds available to us will enable us to expand and accelerate research and development activities and undertake additional initiatives. Finally, we will continue to use and expand on our engineering line in San Jose, California to prepare for high volume manufacturing and plan our first commercial production Pilot Facility through our joint venture partnership with Volkswagen, including the recently announced planned expansion into our QS-0 facility.

The joint venture partnership with Volkswagen is described in the section titled “Business” and the sub-section titled “Joint Venture Relationship” appearing elsewhere in this Report. The Pilot Facility to be built and run by QSV, the joint venture between us and Volkswagen and the 20GWh expansion of the Pilot Facility (the “20GWh Expansion Facility”) would represent a small fraction of Volkswagen’s demand for batteries and implies vehicle volumes under 2% of Volkswagen’s total production in 2019, assuming a 100KWh pack size. Our goal is to significantly expand the production capacity of the joint venture, in partnership with Volkswagen, to meet more of their projected demand. While we expect Volkswagen will be the first to commercialize vehicles using our battery technology, we intend to work closely with other automotive original equipment manufacturers (“OEMs”) to make our solid-state battery cells widely available over time. We are focused on automotive EV applications, which have the most stringent set of requirements for batteries. However, we recognize that our solid-state battery technology has applicability in other large and growing markets including stationary storage and consumer electronics such as smartphones and wearables.

Our technology enables a variety of business models. In addition to joint ventures, such as the one with Volkswagen, we may operate solely-owned manufacturing facilities or license technology to other manufacturers. Where appropriate, we may build and sell separators rather than complete battery cells. We intend to continue to invest in research and development to improve battery cell performance, improve manufacturing processes, and reduce cost.

Access to Capital

Following the Business Combination and assuming we experience no significant delays in the research and development of our solid-state battery cells, we believe that our cash resources are sufficient to fund our initial start of production, including our share of contributions to our Pilot Facility with Volkswagen. However, any delays could materially impact us.

Regulatory Landscape

We operate in an industry that is subject to many established environmental regulations, which have generally become more stringent over time, particularly in hazardous waste generation and disposal and pollution control. Regulations in our target markets include economic incentives to purchasers of EVs, tax credits for EV manufacturers, and economic penalties that may apply to a car manufacturer based on its fleet-wide emissions which may indirectly benefit us in that the regulations will expand the market size of EVs. While we expect environmental regulations to provide a tailwind to our growth, it is possible for certain regulations to result in margin pressures. Trade restrictions and tariffs, while historically minimal between the European Union and the United States where most of our production and sales are expected, are subject to unknown and unpredictable change that could impact our ability to meet projected sales or margins.

Basis of Presentation

We currently conduct our business through one operating segment. As a pre-revenue company with no commercial operations, our activities to date have been limited and were conducted primarily in the United States. Our historical results are reported under GAAP and in U.S. dollars. Upon commencement of commercial operations, we expect to expand our global operations substantially, including in the United States and the European Union, and as a result we expect our future results to be sensitive to foreign currency transaction and translation risks and other financial risks that are not reflected in our historical financial statements. As a result, we expect that the financial results we report for periods after we begin commercial operations will not be comparable to the financial results included in this Report.

Components of Results of Operations

We are a research and development stage company and our historical results may not be indicative of our future results for reasons that may be difficult to anticipate. Accordingly, the drivers of our future financial results, as well as the components of such results, may not be comparable to our historical or projected results of operations.

Research and Development Expense

To date, our research and development expenses have consisted primarily of personnel-related expenses for scientists, experienced engineers and technicians as well as costs associated with the expansion and ramp up of our engineering facility in San Jose, California, including the material and supplies to support the product development and process engineering efforts. As we ramp up our engineering operations to complete the development of our solid-state, lithium-metal batteries and required process engineering to meet automotive cost targets, we anticipate that research and development expenses will increase significantly for the foreseeable future as we expand our hiring of scientists, engineers, and technicians and continue to invest in additional plant and equipment for product development (e.g. multi-layer cell stacking, packaging engineering), building prototypes, and testing of battery cells as our team works to meet the full set of automotive product requirements.

General and Administrative Expense

General and administrative expenses consist mainly of personnel-related expenses for our executive, sales and marketing and other administrative functions and expenses for director and officer insurance and outside professional services, including legal, accounting and other advisory services. We are rapidly expanding our personnel headcount, in anticipation of planning for and supporting the ramping up of commercial manufacturing operations and being a public company. Accordingly, we expect our general and administrative expenses to increase significantly in the near term and for the foreseeable future. Upon commencement of commercial operations, we also expect general and administrative expenses to include customer and sales support and advertising costs.

Other Income (Expense)

Our other income (expense) consists of interest income from marketable securities, sublease income, and interest expense related to fair value adjustments for our convertible preferred stock warrants, and other expense related to fair value adjustment for the convertible preferred stock tranche liabilities. A portion of the convertible preferred stock tranche liabilities were settled upon the issuance of the shares of Series F Preferred Stock concurrent with the Business Combination, and the remaining commitment to issues shares of Class A Common Stock pursuant to the Series F Stock Purchase Agreements and the convertible preferred stock warrants became equity classified upon the consummation of the Business Combination. Accordingly, the Company does not expect to incur incremental fair value adjustments related to the convertible preferred stock tranche liabilities and convertible preferred stock warrants in future periods.

Income Tax Expense / Benefit

Our income tax provision consists of an estimate for U.S. federal and state income taxes based on enacted rates, as adjusted for allowable credits, deductions, uncertain tax positions, changes in deferred tax assets and liabilities, and changes in the tax law. We maintain a valuation allowance against the full value of our U.S. and state net deferred tax assets because we believe the recoverability of the tax assets is not more likely than not.

Results of Operations

Comparison of the Year Ended December 31, 2020 to the Year Ended December 31, 2019

The following table sets forth our historical operating results for the periods indicated (amounts in thousands):

	Year Ended December 31,		$	%
	2020	2019	Change	Change
Operating expenses:
Research and development	$65,103	$45,944	$19,159	42%
General and administrative	15,918	9,874	6,044	61%
Total operating expenses	81,021	55,818	25,203	45%
Loss from operations	(81,021)	(55,818)	(25,203)	45%
Other (expense) income:
Interest expense	(20,765)	(94)	(20,671)	21990%
Interest income	1,093	3,608	(2,515)	(70)%
Other income	760	1,041	(281)	(27)%
Other expense	(999,987)	—	(999,987)	100%
Total other (expense) income:	(1,018,899)	4,555	(1,023,454)	(22469)%
Net loss	(1,099,920)	(51,263)	(1,048,657)	2046%
Less: Net (loss) income attributable to non-controlling interest	(6)	20	(26)	(130)%
Net loss attributable to common stockholders	$(1,099,914)	$(51,283)	$(1,048,631)	2045%

Research and Development

The increase in research and development expense primarily resulted from the $7.2 million increase in personnel cost due to the growth in research and development headcount to support technology development, an increase of $2.2 million in material supplies to support the increase of research and development cell builds in our commercial form factor, an increase of $1.9 million related to depreciation and amortization and a $2.5 million increase in facility, professional fees and outside services related to the growth in research and development. These costs were partially offset by a decrease in travel related expenditures. Additionally, non-cash stock-based compensation expense increased by $5.8 million from $4.1 million for the year ended December 31, 2019 to $9.9 million for the year ended December 31, 2020 due to the effect of refresh option grants in June 2019 and retention restricted stock unit (“RSU”) grants to employees in 2020.

General and Administrative

The increase in general and administrative expenses is due in part to the increase of $4.4 million for stock-based compensation in the year ended December 31, 2020 for employees and director refresh grants in December 2019 and RSU grants to employees in 2020. Additionally, personnel costs increased by $0.8 million due to the headcount increase to support business growth and director and officer insurance expenses increased by $0.7 million.

Interest Expense

Interest expense primarily represents the non-cash fair value adjustment of the warrants to purchase shares of our Series A Preferred Stock and our Series C Preferred Stock. Prior to the Business Combination, the commitments were considered free standing financial instruments and are subject to fair value measurement at issuance and at each reporting period. The increase in the fair value of the warrants was due to the accretion in the valuation of the underlying convertible preferred stock prior to the Business Combination. In connection with the Business Combination, the fair value of the warrants to purchase these shares of our Preferred Stock were adjusted based on the fair value of the underlying common stock. The warrant liability was reclassified to additional paid-in capital and there will be no further re-measurement of these warrants.

Interest Income

The decrease in interest income was due to the reduction of market interest rates and due to the decrease of our marketable securities balance prior to the Business Combination.

Other Income

Other income for the year ended December 31, 2020 consisted of the receipt for a legal settlement, as compared to other income for the year ended December 31, 2019 which was related to sublease income.

Other Expense

Other expense represents the non-cash fair value adjustment of our preferred stock tranche liabilities. In May 2020 and August 2020, we entered into the commitment to sell, and investors commitment to buy, the Series F Preferred Stock totaling up to $388.0 million in gross proceeds. Approximately $188.0 million closed in connection with the Business Combination and $100.0 million closed on December 1, 2020. An additional $100.0 million is expected to close by March 31, 2021, contingent on QuantumScape meeting a certain technical milestone. Since the second tranche will be funded after the closing of Business Combination, QuantumScape has reserved shares of Class A Common Stock to be issued in lieu of our Series F Preferred Stock.

Prior to the Business Combination, the commitments were considered free standing financial instruments and were classified as liabilities and subject to fair value measurement at issuance and at each reporting period. Concurrent with the Business Combination, the entire commitment was adjusted based on the fair value of the underlying common stock and a portion of the convertible preferred stock tranche liabilities were settled upon the issuance of the shares of Series F Preferred Stock. Additionally, the remaining commitment to issues shares of Class A Common Stock pursuant to the Series F Stock Purchase Agreements became equity classified and were reclassified to additional paid-in capital, with no further remeasurement required.

Liquidity and Capital Resources

As of December 31, 2020, our principal sources of liquidity were our cash and cash equivalents and marketable securities in the amount of $997.6 million. Our cash equivalents are invested in U.S. Treasury money market funds and short-term U.S. Treasury notes and bonds. Our marketable securities are primarily invested in U.S. Treasury notes and bonds.

We have yet to generate any revenue from our business operations. To date, we have funded our capital expenditure and working capital requirements through equity as further discussed below. Our ability to successfully develop our products, commence commercial operations and expand our business will depend on many factors, including our working capital needs, the availability of equity or debt financing and, over time, our ability to generate cash flows from operations.

Prior to the Business Combination, we financed our operations primarily from the sales of redeemable convertible preferred stock. In connection with the Business Combination, we received net cash proceeds of approximately $676.9 million. Additionally, after the Business Combination, we received proceeds from the Series F Preferred Stock agreements described above under “Other Expense”.

We believe that our cash on hand will be sufficient to meet our working capital and capital expenditure requirements for a period of at least twelve months from the date of this filing, and also sufficient to fund our operations until we initially commence production of the pilot line solid-state battery through the first commercial sales, assuming QuantumScape is able to do so as currently contemplated. We may, however, need additional cash resources due to changed business conditions or other developments, including unanticipated delays in negotiations with OEMs and tier-one automotive suppliers or other suppliers, supply chain challenges, disruptions due to the COVID-19 pandemic, competitive pressures, and regulatory developments, among other developments. To the extent that our current resources are insufficient to satisfy our cash requirements, we may need to seek additional equity or debt financing. If the financing is not available, or if the terms of financing are less desirable than we expect, we may be forced to decrease our level of investment in product development or scale back our operations, which could have an adverse impact on our business and financial prospects.

Cash Flows

The following table provides a summary of our cash flow data for the periods indicated (amounts in thousands):

	Year Ended December 31,
	2020	2019
Net cash used in operating activities	$(61,263)	$(41,731)
Net cash (used in) provided by investing activities	(802,648)	33,301
Net cash provided by financing activities	953,724	394

Cash Used in Operating Activities

Our cash flows used in operating activities to date have been primarily comprised of payroll, material and supplies, facilities expense, and professional service related to research and development and general and administrative activities. As we continue to ramp up hiring for technical headcounts to accelerate our engineering efforts ahead of starting the pilot line operations, we expect our cash used in operating activities to increase significantly before we start to generate any material cash flows from our business.

The most significant component of our cash used during the year ended December 31, 2020 was a net loss of $1,099.9 million, which included non-cash expenses of $20.8 million for the change in the fair value of Legacy QuantumScape convertible preferred stock warrants, and $999.9 million for the issuance and change in the fair value of the Legacy QuantumScape Series F Preferred Stock tranche liabilities, $17.0 million related to stock based compensation and $7.5 million related to depreciation and amortization.

The most significant component of cash used during the year ended December 31, 2019 was a net loss of $51.3 million, which included non-cash expenses of $5.6 million related to depreciation and amortization and $6.8 million related to stock-based compensation.

Cash Flows from Investing Activities

Our cash flows from investing activities, to date, have been comprised of purchases of property and equipment and purchases and maturities of our marketable securities. We expect the costs to acquire property and equipment to increase substantially in the near future as we fully build out our engineering lines as well as acquire the property and equipment for QS-0 and the pilot line of the separator and cell manufacturing operations.

Cash used for the purchase of marketable securities increased $695.2 million to $891.6 million for the year ended December 31, 2020, as compared to $196.4 million for the year ended December 31, 2019 due to the investment of proceeds from the Business Combination and the convertible Series F Preferred Stock financing. Proceeds from the maturities of marketable securities decreased $126.5 million to $113.0 million for the year ended December 31, 2020, as compared to $239.5 million for the year ended December 31, 2019 due to the timing of the maturity of securities. Cash used for property and equipment purchases in the year ended December 31, 2020 was $24.1 million, a significant increase over the $9.8 million of cash used for equipment purchases in the year ended December 31, 2019.

Cash Flows from Financing Activities

Prior to the Business Combination, we financed our operations primarily through the sale of equity securities including agreements for the sale of Legacy QuantumScape Series F Preferred Stock for $388 million (before fees and expenses) in gross proceeds, of which $288 million (before fees and expenses) of the purchase commitment has been sold, and $100 million of the purchase commitment is subject to completion of a certain technical milestone by the end of the first quarter of 2021.

The increase in cash provided by financing activities is due to $676.9 million in net proceeds received from the Business Combination and related PIPE financing, as well as $276.3 million in net proceeds received from the Legacy QuantumScape Series F Preferred Stock agreements discussed above.

Off-Balance Sheet Arrangements

QuantumScape is not a party to any off-balance sheet arrangements, as defined under SEC rules.

Critical Accounting Policies and Estimates

Our financial statements have been prepared in accordance with GAAP. In the preparation of these financial statements, we are required to use judgment in making estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the financial statements, as well as the reported expenses incurred during the reporting periods.

We consider an accounting judgment, estimate or assumption to be critical when (1) the estimate or assumption is complex in nature or requires a high degree of judgment and (2) the use of different judgments, estimates and assumptions could have a material impact on the consolidated financial statements. Our significant accounting policies are described in Note 2 to our audited consolidated financial statements included elsewhere in this Report. We have the critical accounting policies and estimates which are described below.

Stock-Based Compensation

We recognize the cost of share-based awards granted to employees and directors based on the estimated grant-date fair value of the awards. Cost is recognized on a straight-line basis over the service period, which is generally the vesting period of the award. We reverse previously recognized costs for unvested awards in the period that forfeitures occur. We determine the fair value of stock options using the Black-Scholes option pricing model, which is impacted by the following assumptions:

•	Expected Term— We use the simplified method when calculating the expected term due to insufficient historical exercise data.
•	Expected Volatility—Given the limited market trading history of our common stock, volatility is based on a benchmark of comparable companies within the automotive and energy storage industries.
•	Expected Dividend Yield—We have never paid any cash dividends on common stock and do not anticipate doing so in the foreseeable future.
•	Risk-Free Interest Rate—The interest rates used are based on the implied yield available on U.S. Treasury zero-coupon issues with an equivalent remaining term equal to the expected life of the award.

Common Stock Valuations

Prior to the Business Combination, the grant date fair value of our common stock was typically determined by our board of directors with the assistance of management and a third-party valuation specialist. Given its pre-revenue stage of development, our management believed that an Option Pricing Model (“OPM”) was the most appropriate method for allocating enterprise value to determine the estimated fair value of Common Stock prior to the Business Combination. Application of the OPM involves the use of estimates, judgment, and assumptions that are highly complex and subjective, such as those regarding our expected future revenue, expenses, and cash flows, discount rates, market multiples, the selection of comparable companies, and the probability of future events. The deemed fair value for common stock for options and restricted stock units granted in August 2020 and September 2020 (prior to the announcement of the Business Combination) were based on the accreted estimated Business Combination price per the Business Combination Agreement. There were no grants of options to purchase common stock or restricted stock units subsequent to September 2, 2020 for us. Subsequent to the Business Combination, the Board determines the fair value of the Common Stock based on the closing market price on or around the date of grant.

Redeemable Convertible Preferred Stock Warrant Liabilities

Prior to the Business Combination, warrants to purchase shares of redeemable convertible preferred stock were classified as liabilities on the Consolidated Balance Sheets at fair value upon issuance because the underlying shares of redeemable convertible preferred stock were redeemable outside of our control. The initial liability recorded was adjusted for changes in the fair value at each reporting date and recorded as interest expense in the accompanying Consolidated Statements of Operations and Comprehensive Loss. In connection with the Business Combination, the warrant liabilities were adjusted based on the fair value of the underlying common stock. The warrant liabilities became classified as equity as the shares issuable upon exercise of the warrants are shares of the Class A Common Stock, and the fair value of the warrants were reclassified to additional paid-in capital, with no further remeasurement required.

Convertible Preferred Stock Tranche Liabilities

Prior to the Business Combination, the obligation to issue, and the Company’s investors’ right to purchase, shares of redeemable convertible Series F Preferred Stock represented a freestanding financial instrument classified as liabilities (the “tranche liabilities”). The tranche liabilities were initially recorded at fair value and remeasured at each reporting period with gains and losses arising from subsequent changes in its fair value recognized in Other expense, net, in the Consolidated Statements of Operations and Comprehensive Loss. Concurrent with the Business Combination, the entire commitment was adjusted based on the fair value of the underlying common stock and a portion of the convertible preferred stock tranche liabilities were settled upon the issuance of the shares of Series F Preferred Stock. The remaining commitment to issue shares of Class A Common Stock pursuant to the Series F Stock Purchase Agreements became equity classified and were reclassified to additional paid-in capital with no further remeasurement required.

Emerging Growth Company Status

Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can choose not to take advantage of the extended transition period and comply with the requirements that apply to non-emerging growth companies, and any such election to not take advantage of the extended transition period is irrevocable.

The Company is an “emerging growth company” as defined in Section 2(a) of the Securities Act of 1933, as amended (the “Securities Act”) and has elected to take advantage of the benefits of the extended transition period for new or revised financial accounting standards. The Company expects to remain an emerging growth company at least through the end of second quarter of 2021 and expects to continue to take advantage of the benefits of the extended transition period, although it may decide to early adopt such new or revised accounting standards to the extent permitted by such standards. This may make it difficult or impossible to compare our financial results with the financial results of another public company that is either not an emerging growth company or is an emerging growth company that has chosen not to take advantage of the extended transition period exemptions because of the potential differences in accounting standards used.

Recent Accounting Pronouncements

See Note 3 to the audited consolidated financial statements in this report for more information about recent accounting pronouncements, the timing of their adoption, and our, to the extent it has made one, of their potential impact on our financial condition and its results of operations and cash flows.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

The Company is exposed to a variety of markets and other risks including the effects of change in interest rates, inflation and foreign currency translation and transaction risks as well as risks to the availability of funding sources, hazard events and specific asset risks.

Interest Rate Risk

The market interest risk in our financial instruments and our financial positions represents the potential loss arising from adverse changes in interest rates. As of December 31, 2020, we had cash and cash equivalents and marketable securities of $997.6 million, consisting of interest-bearing money market accounts and marketable securities, for which the fair market value would be affected by change in the general level of U.S. interest rates. However, due to the short-term maturities and the low-risk profile of our investments, an immediate 10% change in the interest rate would not have a material effect on the fair market value of our cash and cash equivalents and marketable securities.

Foreign Currency Risk

Our functional currency is the U.S. dollar, while certain of our current and future subsidiaries will be expected to have other functional currencies, reflecting their principal operating markets. Once we commence phase 1 pilot operations, we expect to be exposed to both currency transaction and translation risk. To date, we have not had material exposure to foreign currency fluctuations and have not hedged such exposure, although we may do so in the future.

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of QuantumScape Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of QuantumScape Corporation (the Company) as of December 31, 2020 and 2019, the related consolidated statements of operations and comprehensive loss, redeemable non-controlling interest and stockholders' equity and cash flows for each of the two years in the period ended December 31, 2020, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2012.

Redwood City, California

February 23, 2021

QuantumScape Corporation

Consolidated Balance Sheets

(In Thousands, Except Share and per Share Amounts)

	December 31,
	2020	2019
Assets
Current assets
Cash and cash equivalents ($3,406 and $3,409 as of December 31, 2020 and 2019, respectively, for joint venture)	$113,216	$22,822
Marketable securities	884,336	107,099
Prepaid expenses and other current assets	11,616	1,255
Total current assets	1,009,168	131,176
Property and equipment, net	43,696	25,492
Right-of-use lease asset	11,712	12,942
Other assets	2,193	2,774
Total assets	$1,066,769	$172,384
Liabilities, redeemable non-controlling interest and stockholders’ equity
Current liabilities
Accounts payable	$5,383	$2,851
Accrued liabilities	2,701	1,307
Accrued compensation	2,391	1,112
Operating lease liability, short-term	1,220	1,080
Strategic premium, short-term	655	873
Total current liabilities	12,350	7,223
Operating lease liability, long-term	11,244	12,463
Convertible preferred stock warrant liabilities	—	1,860
Strategic premium, long-term and other liabilities	—	436
Total liabilities	23,594	21,982
Commitment and contingencies (see Note 8)
Redeemable non-controlling interest	1,704	1,710
Stockholders’ equity
Preferred stock- $0.0001 par value; 100,000,000 shares authorized, none issued and outstanding at December 31, 2020 and 2019	—	—
Common stock - $0.0001 par value; 1,250,000,000 shares authorized (1,000,000,000 Class A and 250,000,000 Class B); 207,769,091 Class A and 156,224,614 Class B shares issued and outstanding at December 31, 2020, 81,720,530 Class A and 158,056,527 Class B shares issued and outstanding at December 31, 2019	36	24
Additional paid-in-capital	2,437,242	444,440
Accumulated other comprehensive (loss) income	(31)	90
Accumulated deficit	(1,395,776)	(295,862)
Total stockholders’ equity	1,041,471	148,692
Total liabilities, redeemable non-controlling interest and stockholders’ equity	$1,066,769	$172,384

The accompanying notes are an integral part of these consolidated financial statements.

QuantumScape Corporation

Consolidated Statements of Operations and Comprehensive Loss

(In Thousands, Except Share and per Share Amounts)

	Year Ended December 31,
	2020	2019
Operating expenses:
Research and development	$65,103	$45,944
General and administrative	15,918	9,874
Total operating expenses	81,021	55,818
Loss from operations	(81,021)	(55,818)
Other (expense) income:
Interest expense	(20,765)	(94)
Interest income	1,093	3,608
Other income	760	1,041
Other expense	(999,987)	—
Total other (expense) income	(1,018,899)	4,555
Net loss	(1,099,920)	(51,263)
Less: Net (loss) income attributable to non-controlling interest, net of tax of $0 for the years ended December 31, 2020 and 2019	(6)	20
Net loss attributable to common stockholders	$(1,099,914)	$(51,283)
Net loss	$(1,099,920)	$(51,263)
Other comprehensive (loss) income:
Unrealized (loss) gain on marketable securities	(121)	121
Total comprehensive loss	(1,100,041)	(51,142)
Less: Comprehensive (loss) income attributable to non-controlling interest	(6)	20
Comprehensive loss attributable to common stockholders	$(1,100,035)	$(51,162)
Basic and Diluted net loss per share	$(4.36)	$(0.21)
Basic and Diluted weighted-average common shares outstanding	252,143,509	239,636,062

The accompanying notes are an integral part of these consolidated financial statements.

QuantumScape Corporation

Consolidated Statements of Redeemable Non-Controlling Interest and Stockholders’ Equity

(In Thousands, Except Share and per Share Amounts)

	Redeemable Convertible Preferred Stock		Redeemable Non-Controlling	Common Stock		Treasury Stock		Additional Paid-In	Accumulated	Accumulated other Comprehensive	Total Stockholders’
	Shares	Amount	interest	Shares	Amount	Shares	Amount	Capital	Deficit	gain (loss)	(deficit) equity
Balance at December 31, 2018 (as previously reported)	48,390,851	$405,575	$1,690	11,075,476	$1	438,191	$(4,189)	$35,957	$(246,083)	$(31)	$(214,345)
Retroactive application of recapitalization	(48,390,851)	$(405,575)	—	228,083,177	23	(438,191)	$4,189	401,363	—	—	405,575
Balance at December 31, 2018, effect of reverse acquisition (Note 4)	—	$—	$1,690	239,158,653	$24	—	$—	$437,320	$(246,083)	$(31)	$191,230
Exercise of stock option	—	—	—	618,404	—	—	—	394	—	—	394
Stock-based compensation	—	—	—	—	—	—	—	6,726	85	—	6,811
Adoption of ASC 842	—	—	—	—	—			—	1,419	—	1,419
Net loss	—	—	20	—	—	—	—	—	(51,283)	—	(51,283)
Unrealized gain on marketable securities	—	—	—	—	—	—	—	—		121	121
Balance at December 31, 2019	—	$—	$1,710	239,777,057	$24	$—	$—	$444,440	$(295,862)	$90	$148,692
Issuance of Series F preferred stock, net of issuance costs of $11.5 million, and settlement of associated convertible preferred stock tranche liability	—	—	—	28,616,093	3	—	—	660,930	—	—	660,933
Issuance of Class A Common Stock pursuant to Legacy QuantumScape Series F Preferred Stock Purchase Agreement, net of issuance costs of $0.2 million	—	—	—	15,221,334	1	—	—	99,799	—	—	99,800
Business Combination, net of redemptions and equity issuance costs of $54.3 million	—	—	—	78,734,745	8	—	—	676,431	—	—	676,439
Reclassification of Legacy QuantumScape convertible preferred stock tranche liability	—	—	—	—	—	—	—	515,394	—	—	515,394
Reclassification of Legacy QuantumScape convertible preferred stock warrants	—	—	—	—	—	—	—	22,625	—	—	22,625
Exercise of stock option	—	—	—	646,016	—	—	—	599	—	—	599
Exercise of warrants		—	—	998,460	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	—	17,024	—	—	17,024
Net loss	—	—	(6)	—	—	—	—	—	(1,099,914)	—	(1,099,914)
Unrealized loss on marketable securities	—	—	—	—	—	—	—	—	—	(121)	(121)
Balance at December 31, 2020	—	$—	$1,704	363,993,705	$36	$—	$—	$2,437,242	$(1,395,776)	$(31)	$1,041,471

The accompanying notes are an integral part of these consolidated financial statements.

QuantumScape Corporation

Consolidated Statements of Cash Flows

(In Thousands)

	Year Ended December 31,
	2020	2019
Operating activities
Net loss	$(1,099,920)	$(51,263)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	7,506	5,577
Amortization of right-of-use assets	1,229	1,159
Amortization of premiums and accretion of discounts on marketable securities	1,201	(1,964)
Amortization of strategic premium	(655)	(873)
Gain on property and equipment disposals	3	(90)
Stock-based compensation expense	17,024	6,811
Change in fair value of convertible preferred stock warrant liabilities	20,765	94
Change in fair value of convertible preferred stock tranche liabilities	999,865	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(9,648)	(550)
Accounts payable, accrued liabilities and accrued compensation	2,447	319
Operating lease liability	(1,080)	(951)
Net cash used in operating activities	(61,263)	(41,731)
Investing activities
Purchases of property and equipment	(24,093)	(9,846)
Proceeds from maturities of marketable securities	113,006	239,500
Purchases of marketable securities	(891,561)	(196,353)
Net cash (used in) provided by investing activities	(802,648)	33,301
Financing activities
Proceeds from exercise of stock options	599	394
Proceeds from issuance of Series F preferred stock, net of issuance costs	176,462	—
Proceeds from issuance of Class A Common Stock pursuant to Legacy QuantumScape Series F Preferred Stock Purchase Agreement, net of issuance costs	99,800	—
Business Combination, net of issuance costs paid	676,863	—
Net cash provided by financing activities	953,724	394
Net increase (decrease) in cash, cash equivalents and restricted cash	89,813	(8,036)
Cash, cash equivalents and restricted cash at beginning of period	25,596	33,632
Cash, cash equivalents and restricted cash at end of period	$115,409	$25,596
Supplemental disclosure of cash flow information
Purchases of property and equipment, accrued but not paid	$4,170	$2,547
Business Combination transaction costs, accrued but not paid	$1,016	$—
Net assets assumed from Business Combination	$592	$—

The following table presents the Company’s cash, cash equivalents and restricted cash by category in the Company’s Consolidated Balance Sheets:

	December 31,
	2020	2019
Cash and cash equivalents	$113,216	$22,822
Other assets	2,193	2,774
Total cash, cash equivalents and restricted cash	$115,409	$25,596

The accompanying notes are an integral part of these consolidated financial statements.

QuantumScape Corporation

Notes to Consolidated Financial Statements

December 31, 2020

1. Nature of Business

Organization

On November 25, 2020 (the “Closing Date”), Kensington Capital Acquisition Corp. (“Kensington”), a special purpose acquisition company, consummated the Business Combination Agreement (the “Business Combination Agreement”) dated September 2, 2020, by and among Kensington, Kensington Merger Sub Corp., a Delaware corporation and wholly owned subsidiary of Kensington (“Merger Sub”), and QuantumScape Battery, Inc., a Delaware corporation (f/k/a QuantumScape Corporation and f/k/a QuantumScape Subsidiary, Inc.) (“Legacy QuantumScape”).

Pursuant to the terms of the Business Combination Agreement, a business combination between Kensington and Legacy QuantumScape was effected through the merger of Merger Sub with and into Legacy QuantumScape, with Legacy QuantumScape surviving as the surviving company and as a wholly-owned subsidiary of Kensington (the “Merger” and, collectively with the other transactions described in the Business Combination Agreement, the “Business Combination”). On the closing date, Kensington changed its name to QuantumScape Corporation, (the “Company”).

The Company is focused on the development and commercialization of its solid-state lithium-metal batteries. Planned principal operations have not yet commenced. As of December 31, 2020, the Company has not derived revenue from its principal business activities.

Beginning in March 2020, the COVID-19 pandemic and the measures imposed to contain this pandemic have disrupted and are expected to continue to impact the Company’s business. The magnitude of the impact of the COVID-19 pandemic on the Company’s productivity, results of operations and financial position, and its disruption to the Company’s business and battery development and timeline, will depend in part, on the length and severity of these restrictions and on the Company’s ability to conduct business in the ordinary course.

2. Summary of Significant Accounting Policies

Basis of Presentation

The Company’s consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) as determined by the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) and pursuant to the regulations of the U.S. Securities and Exchange Commission (“SEC”).

Pursuant to the Business Combination Agreement, the merger between Merger Sub and Legacy QuantumScape was accounted for as a reverse recapitalization in accordance with U.S. GAAP (the “Reverse Recapitalization”). Under this method of accounting, Kensington was treated as the “acquired” company and Legacy QuantumScape is treated as the acquirer for financial reporting purposes.

Accordingly, for accounting purposes, the Reverse Recapitalization was treated as the equivalent of Legacy QuantumScape issuing stock for the net assets of Kensington, accompanied by a recapitalization. The net assets of Kensington are stated at historical cost, with no goodwill or other intangible assets recorded.

Legacy QuantumScape was determined to be the accounting acquirer based on the following predominant factors:

•	Legacy QuantumScape’s shareholders have the largest portion of voting rights in the Company;
•	the Board and Management are primarily composed of individuals associated with Legacy QuantumScape; and
•	Legacy QuantumScape was the larger entity based on historical operating activity and Legacy QuantumScape has the larger employee base at the time of the Business Combination.

The consolidated assets, liabilities and results of operations prior to the Reverse Recapitalization are those of Legacy QuantumScape. The shares and corresponding capital amounts and losses per share, prior to the Business Combination, have been retroactively restated based on shares reflecting the exchange ratio established in the Business Combination.

QuantumScape Corporation

Notes to Consolidated Financial Statements — Continued

December 31, 2020

Immaterial Adjustments

The Company made an immaterial correcting adjustment (the “correcting adjustment”) to its Consolidated Balance Sheet and Consolidated Statement of Redeemable Non-controlling Interest and Stockholders’ Equity as of and for the year ended December 31, 2019 to reclassify the non-controlling interest of $1.7 million from total stockholders’ equity to temporary equity. This adjustment was made due to an option of the non-controlling interest holders that may require the Company to purchase their interest. The correcting adjustment has no effect on the Company’s Consolidated Statement of Operations and Comprehensive Loss or the Consolidated Statement of Cash flows for the period ended December 31, 2019.

Use of Estimates

The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of commitments and contingencies at the date of the financial statements as well as reported amounts of expenses during the reporting periods. Estimates made by the Company include, but are not limited to, those related to the valuation of common stock prior to the Business Combination, valuation of convertible preferred stock warrants, and valuation of convertible preferred stock tranche liabilities, among others. The Company bases these estimates on historical experience and on various other assumptions that it believes are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying amounts of assets and liabilities that are not readily apparent from other sources. Actual results could differ materially from those estimates.

Principles of Consolidation

The Company’s policy is to consolidate all entities that it controls by ownership of a majority of the outstanding voting stock. In addition, the Company consolidates entities that meet the definition of a variable interest entity (“VIE”) for which the Company is the related party most closely associated with and is the primary beneficiary. The primary beneficiary is the party who has the power to direct the activities of a VIE that most significantly impact the entity’s economic performance and who has an obligation to absorb losses of the entity or a right to receive benefits from the entity that could potentially be significant to the entity. For consolidated entities that are less than wholly owned, the third party’s holding of an equity interest is presented as Redeemable non-controlling interests in the Company’s Consolidated Balance Sheets and Consolidated Statements of Redeemable Non-Controlling Interest and Stockholders’ Equity. The portion of net earnings attributable to the redeemable non-controlling interests is presented as Net income (loss) attributable to non-controlling interests in the Company’s Consolidated Statements of Operations and Comprehensive Loss.

The Company was a single-legal entity prior to becoming a partner with Volkswagen in QSV Operations LLC (the “JV entity”). As noted in “Joint Venture” discussion, the Company determined the JV entity was a VIE for which it was required to consolidate the operations upon its formation in 2018. The Company continued to consolidate the operations of the JV entity in 2020 as the determination of the variable interest entity has not changed.

Joint Venture and Redeemable Non-Controlling Interest

On June 18, 2018, the JV entity was incorporated as a limited liability company. Volkswagen Group of America, Inc. (“VWGoA”), Volkswagen Group of America Investments, LLC (“VGA”) and QuantumScape executed a Joint Venture Agreement (“JVA”), effective September 2018, with the goal of jointly establishing a manufacturing facility in the United States to produce the pilot line of the Company’s product through the JV entity. Volkswagen is a related party stockholder (13.2% and 13.1% voting interest holder of the Company as of December 31, 2020 and December 31, 2019, respectively). Upon the effectiveness of the JVA, each party contributed $1.7 million in cash to capitalize the JV entity in exchange for 50% equity interests.

The joint venture is considered a variable interest entity with a related party and therefore the related party whose business is more closely related to the planned operations of the joint venture is required to consolidate the operations.

The Company determined its operations were most closely aligned with the operations of the joint venture and therefore has consolidated the results of the JV entity’s operations in its Consolidated Balance Sheets, Consolidated Statements of Operations and Comprehensive Loss and Consolidated Statements of Redeemable Non-Controlling Interest and Stockholders’ Equity. The JV entity had minimal operations through December 31, 2020.

QuantumScape Corporation

Notes to Consolidated Financial Statements — Continued

December 31, 2020

The Company classifies non-controlling interests with redemptions features that are not solely within the control of the Company within temporary equity on the Company’s Consolidated Balance Sheet in accordance with ASC 480-10-S99-3A, SEC Staff Announcement: Classification and Measurement of Redeemable Securities (“ASC 480-10-S99-3A”). The non-controlling interest was recorded outside of stockholders’ equity because the non-controlling interest provides the holder with put rights in the event of, amongst others, (a) the failure by the Company to meet specified development milestones within certain timeframes, (b) the parties to the JVA cannot agree to certain commercial terms within certain timeframes, or (c) a change of control of the Company, which such events are considered not solely within the Company’s control. The Company adjusts redeemable non-controlling interests for the portion of net earnings attributable to the redeemable non-controlling interests.

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to credit risk consist principally of cash and cash equivalents, of which $12.2 million is held in a US government Money Market fund and marketable securities, of which $977.3 million is invested in US government and agency securities. The Company seeks to mitigate its credit risk with respect to cash and cash equivalents and marketable securities by making deposits with large, reputable financial institutions and investing in high credit rated shorter-term instruments.

Cash and Cash Equivalents and Restricted Cash

Management considers all highly liquid investments with an insignificant interest rate risk and original maturities of three months or less to be cash equivalents.

Restricted cash, if the date of availability or disbursement is longer than one year and the balances are maintained under an agreement that legally restricts the use of such funds, is not included within cash and cash equivalents and is reported within other assets.

Restricted cash is comprised of $2.2 million, of which $2.0 million is pledged as a form of security for the Company’s facility lease agreement and $0.2 million as collateral for a commercial letter of credit issued to an equipment supplier as of December 31, 2020. As of December 31, 2019, restricted cash was $2.8 million.

Marketable Securities

The Company’s investment policy is consistent with the definition of available-for-sale securities. The Company does not buy and hold securities principally for the purpose of selling them in the near future. The Company’s policy is focused on the preservation of capital, liquidity, and return. From time to time, the Company may sell certain securities, but the objectives are generally not to generate profits on short-term differences in price.

These debt securities are carried at estimated fair value with unrealized holding gains and losses included in other comprehensive loss in stockholders’ deficit until realized. Gains and losses on marketable security transactions are reported on the specific-identification method. Dividend and interest income are recognized when earned.

Fair Value Measurement

The Company applies fair value accounting for all financial assets and liabilities measured on a recurring and nonrecurring basis. Fair value is defined as an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or a liability. The accounting guidance established a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, used to determine the fair value of its financial instruments. A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement.

•	Level 1 – Quoted prices in active markets for identical assets or liabilities that the entity has the ability to access.
•

Level 2 – Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets and liabilities.

•	Level 3 – Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets and liabilities.

QuantumScape Corporation

Notes to Consolidated Financial Statements — Continued

December 31, 2020

Property and Equipment

Property and equipment are stated at cost, less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful life of the related asset. The estimated useful lives of assets are as follows:

Computers and hardware	3 years
Furniture and fixtures	7 years
Lab equipment	5 years
Building and improvements	25 years
Leasehold improvements	Shorter of the lease term (including estimated renewals) or the estimated useful lives of the improvements

Maintenance and repairs are charged to expense as incurred, and improvements are capitalized. When assets are retired or otherwise disposed of, the cost and accumulated depreciation are removed from the accounts, and any resulting gain or loss is reflected in the accompanying statements of operations and comprehensive loss in the period realized.

Impairment of Long-Lived Assets

The Company evaluates the carrying value of long-lived assets when indicators of impairment exist. The carrying value of a long-lived asset is considered impaired when the estimated separately identifiable, undiscounted cash flows from such an asset are less than the carrying value of the asset. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair value of the long-lived asset. Fair value is determined primarily using the estimated cash flows discounted at a rate commensurate with the risk involved. There were no material impairment charges in any of the periods presented.

Leases

The Company accounts for its leases under ASC 842, Leases. Under this guidance, lessees classify arrangements meeting the definition of a lease as operating or financing leases, and leases are recorded on the Consolidated Balance Sheet as both a right-of-use asset and lease liability, calculated by discounting fixed lease payments over the lease term at the rate implicit in the lease or the Company’s incremental borrowing rate. Lease liabilities are increased by interest and reduced by payments each period, and the right of use asset is amortized over the lease term. For operating leases, interest on the lease liability and the amortization of the right-of-use asset result in straight-line rent expense over the lease term. For finance leases, interest on the lease liability and the amortization of the right-of-use asset results in front-loaded expense over the lease term. Variable lease expenses, including common maintenance fees, insurance and property tax, are recorded when incurred.

In calculating the right-of-use asset and lease liability, the Company elects to combine lease and non-lease components for all classes of assets. The Company excludes short-term leases having initial terms of 12 months or less as an accounting policy election, and instead recognizes rent expense on a straight-line basis over the lease term.

Convertible Preferred Stock

Prior to the Business Combination, the Company recorded shares of convertible preferred stock at their respective fair values on the dates of issuance, net of issuance costs. The Company applied the guidance in ASC 480-10-S99-3A and therefore classified all of its outstanding convertible preferred stock as temporary equity. The convertible preferred stock was recorded outside of stockholders’ deficit because, in the event of certain deemed liquidation events considered not solely within the Company’s control, such as a merger, acquisition and sale of all or substantially all of the Company’s assets, the convertible preferred stock would become redeemable at the option of the holders. In the event of a change of control of the Company, proceeds received from the sale of such shares would be distributed in accordance with the liquidation preferences set forth in the Company’s Amended and Restated Certificate of Incorporation.

All convertible preferred stock previously classified as temporary equity was retroactively adjusted, converted into Class A and Class B common stock, and reclassified to permanent as a result of the Business Combination. Convertible preferred stock converted into shares of Legacy QuantumScape Class A and Class B common stock and were immediately exchanged for Class A and Class B common stock of the Company, see Note 4.

QuantumScape Corporation

Notes to Consolidated Financial Statements — Continued

December 31, 2020

In March 2016 and March 2017, Legacy QuantumScape issued shares of Legacy QuantumScape Series D convertible preferred stock to two new strategic investors and to an existing strategic investor for net proceeds of $59.7 million.

Legacy QuantumScape determined that the Legacy QuantumScape Series D convertible preferred stock share purchase agreements with these investors contained strategic terms as all of these investors had strategic interests in the Company’s technology and negotiated specific strategic terms expected to benefit these new investors, over and above the value that would be expected to be realized from the equity investment itself. Thus, the sale of the Legacy QuantumScape Series D convertible preferred stock to these investors reflected a higher price (“strategic premium”) than what a market participant who did not receive these strategic benefits would be willing to pay. Legacy QuantumScape allocated the net proceeds from these investors between the Legacy QuantumScape Series D convertible preferred stock and the strategic premium resulting in a strategic premium of $7.9 million which it recorded as a deferred liability on the balance sheet.

The strategic premium is considered akin to payment for research and development efforts. Legacy QuantumScape’s accounting policy is to record research and development effort payments as contra research and development and recorded the benefits (amortization of the strategic premium) over the estimated period of the development agreements with the investors which is re-assessed annually.

For the years ended December 31, 2020 and December 31, 2019, the Company recorded amortization of $0.7 million and $0.9 million, respectively.

Free-Standing Convertible Preferred Stock Warrants Liability

Free-standing warrants issued by Legacy QuantumScape for the purchase of shares of its convertible preferred stock were classified as liabilities on the accompanying balance sheets at fair value using an Option-Pricing Model (“OPM”). Prior to the Business Combination, the liability recorded was adjusted for changes in the fair value at each reporting date and recorded as interest expense in the accompanying Consolidated Statements of Operations and Comprehensive Loss. As a result of the Business Combination, the Legacy QuantumScape warrants converted into a warrant to purchase shares of the Company’s common stock converted at the Exchange Ratio. The Company determined the warrants to be equity classified and the fair value of the warrants upon consummation of the Business Combination, as adjusted based on the price of the underlying common stock, was reclassified to additional paid-in capital.

Segments

Operating segments are defined as components of an entity for which separate financial information is available and that is regularly reviewed by the Chief Operating Decision Maker (“CODM”) in deciding how to allocate resources to an individual segment and in assessing performance. The Company’s CODM is its Chief Executive Officer. The Company has determined that it operates in one operating segment and one reportable segment, as the CODM reviews financial information presented on a consolidated basis for purposes of making operating decisions, allocating resources, and evaluating financial performance.

Research and Development Cost

Costs related to research and development are expensed as incurred.

Stock-Based Compensation

The Company measures and recognizes compensation expense for all stock-based awards made to employees, directors, and non-employees, including stock options, restricted share units and restricted shares, based on estimated fair values recognized over the requisite service period.

The fair value of options granted is estimated on the grant date using the Black-Scholes option valuation model. This valuation model for stock-based compensation expense requires the Company to make assumptions and judgments about the variables used in the calculation, including the expected term (weighted-average period of time that the options granted are expected to be outstanding), the volatility of the Company’s common stock, and an assumed risk-free interest rate. The Company accounts for forfeitures when they occur. The Company uses the simplified calculation of the expected life, which takes into consideration the grant’s contractual life and vesting period and assumes that all options will be exercised between the vesting date and the contractual term of the option. No awards have been issued with a market condition or other non-standard terms.

QuantumScape Corporation

Notes to Consolidated Financial Statements — Continued

December 31, 2020

Given the lack of public market for the Company’s stock prior to the Business Combination and minimal history as a public company subsequent to the Business Combination, the estimate for volatility is based on an average of the historical volatilities of the common stock of several entities with characteristics similar to those of the Company. Since these comparable companies operate in the same industry segment, the Company expects that it would share similar characteristics, such as risks profiles, volatility, capital intensity, clientele, and market growth patterns and drivers.

The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods corresponding with the expected life of the option.

Income Taxes

The Company accounts for income taxes under an asset and liability approach. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes and operating loss carryforwards, measured by applying currently enacted tax laws. Valuation allowances are provided when necessary to reduce net deferred tax assets to an amount that is more likely than not to be realized.

The Company recognizes tax liabilities based upon its estimate of whether, and the extent to which, additional taxes will be due when such estimates are more likely than not to be sustained. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained.

Comprehensive Income or Loss

The Company’s comprehensive income or loss consists of net income or loss and other comprehensive loss. Unrealized gains or losses on available-for-sale investments are included in the Company’s other comprehensive income or loss.

Net Loss per Share of Common Stock

Basic net loss per share is computed by dividing the net loss by the weighted-average number of shares of common stock outstanding during the period.

Diluted earnings per share adjusts basic earnings per share for the potentially dilutive impact of stock options and warrants. As the Company has reported losses for all periods presented, all potentially dilutive securities including stock options and warrants, are antidilutive and accordingly, basic net loss per share equals diluted net loss per share.

3. Recent Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13, Financial Instruments- Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. This guidance introduces a new model for recognizing credit losses on financial instruments based on an estimate of current expected credit losses. ASU 2016-13 also provides updated guidance regarding the impairment of available-for-sale debt securities and includes additional disclosure requirements. The Company adopted this guidance as of January 1, 2020 with no impact upon adoption.

In November 2018, the FASB issued ASU 2018-18, Collaborative Arrangement (Topic 808): clarifying the Interaction between Topic 808 and Topic 606, which clarifies that certain transactions between participants in a collaborative arrangement should be accounted for under ASC Topic 606 when the counterparty is a customer. In addition, Topic 808 precludes an entity from presenting consideration from a transaction in a collaborative arrangement as revenue from contracts with customers if the counterparty is not a customer for that transaction. The Company adopted this guidance as of January 1, 2020 with no impact upon adoption.

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which is intended to simplify various aspects related to accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in ASC 740 and also clarifies and amends existing guidance to improve consistent application. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020, with early adoption permitted. The Company is currently evaluating the impact of this standard on its consolidated financial statements.

QuantumScape Corporation

Notes to Consolidated Financial Statements — Continued

December 31, 2020

In August 2020, the FASB issued ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception and it also simplifies the diluted earnings per share calculation in certain areas. The ASU is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2021 and adoption must be as of the beginning of the Company’s annual fiscal year. The Company is currently evaluating the impact of this standard on its consolidated financial statements and related disclosures.

4. Business Combination

As discussed in Note 1, on November 25, 2020, the Company consummated the Business Combination Agreement dated September 2, 2020, with Legacy QuantumScape surviving the merger as a wholly owned subsidiary of the Company.

At the effective time of the Merger (the “Effective Time”), and subject to the terms and conditions of the Business Combination Agreement, each share of Legacy QuantumScape Class A common stock, par value $0.0001 per share, and each share of the Legacy QuantumScape Preferred Stock that was convertible into a share of Legacy QuantumScape Class A common stock, was canceled and converted into the right to receive the number of shares of the Company’s Class A Common Stock, $0.0001 par value per share (the “Class A Common Stock”) equal to 4.02175014920 (the “Exchange Ratio”), and each share of Legacy QuantumScape Class B common stock, par value $0.0001 per share, and each share of the Legacy QuantumScape Preferred Stock that was convertible into a share of Legacy QuantumScape Class B common stock was canceled and converted into the right to receive the number of shares of the Company’s Class B Common Stock, $0.0001 par value per share (the “Class B Common Stock,” and, together with the Class A Common Stock, the “Common Stock”) equal to the Exchange Ratio.

Upon the closing of the Business Combination, the Company's certificate of incorporation was amended and restated to, among other things, increase the total number of authorized shares of all classes of capital stock to 1,350,000,000 shares, $0.0001 par value per share, of which, 1,000,000,000 shares are designated as Class A Common Stock, 250,000,000 shares are designated as Class B Common Stock, and 100,000,000 shares are designated as Preferred Stock. The holder of each share of Class A common stock is entitled to one vote, and the holder of each share of Class B common stock is entitled to ten votes.

In connection with the Business Combination, a number of subscribers (each, a “Subscriber”) purchased from the Company an aggregate of 50,000,000 shares of Class A Common Stock (the “PIPE”), for a purchase price of $10.00 per share and an aggregate purchase price of $500.0 million (the “PIPE Shares”), pursuant to separate subscription agreements (each, a “Subscription Agreement”) entered into effective as of September 2, 2020.

The Business Combination is accounted for as a reverse recapitalization in accordance with U.S. GAAP. Under this method of accounting, Kensington was treated as the “acquired” company and Legacy QuantumScape is treated as the acquirer for financial reporting purposes. Accordingly, for accounting purposes, the Business Combination was treated as the equivalent of Legacy QuantumScape issuing stock for the net assets of Kensington, accompanied by a recapitalization. The net assets of Kensington were stated at historical cost, with no goodwill or other intangible assets recorded.

The following table reconciles the elements of the Business Combination to the Consolidated Statement of Cash Flows and the Consolidated Statement of Redeemable Non-Controlling Interest and Stockholders’ Equity for the year ended December 31, 2020 (amounts in thousands):

Recapitalization
Cash- Kensington trust and cash, net of redemptions	$230,128
Cash- PIPE Financing	500,000
Non-cash net assets assumed from Kensington	592
Less: transaction costs and advisory fees	54,281
Net Business Combination	$676,439
Less: non-cash net assets assumed from Kensington	592
Add: accrued transaction costs and advisor fees	1,016
Net cash contributions from Business Combination	$676,863

QuantumScape Corporation

Notes to Consolidated Financial Statements — Continued

December 31, 2020

The number of shares of common stock issued immediately following the consummation of the Business Combination:

Number of Shares
Common stock, outstanding prior to Business Combination	23,000,000
Less: redemption of Kensington shares	15,255
Common stock of Kensington	22,984,745
Kensington Founder Shares	5,750,000
Shares issued in PIPE Financing	50,000,000
Business Combination and PIPE Financing shares - Class A common stock	78,734,745
Legacy QuantumScape shares - Class A common stock(1)	110,734,478
Legacy QuantumScape shares - Class B common stock(1)	158,301,450
Total shares of common stock immediately after Business Combination	347,770,673

(1)

The number of Legacy QuantumScape Class A common stock was determined from the 27,533,913 shares of Legacy QuantumScape Class A common stock outstanding immediately prior to the closing of the Business Combination converted at the Exchange Ratio. All fractional shares were rounded down.

(2)

The number of Legacy QuantumScape Class B common stock was determined from the 39,361,342 shares of Legacy QuantumScape Class B common stock outstanding immediately prior to the closing of the Business Combination converted at the Exchange Ratio. All fractional shares were rounded down.

5. Fair Value Measurement

The Company’s financial assets and liabilities subject to fair value measurements on a recurring basis and the level of inputs used for such measurements were as follows (amounts in thousands):

	Fair Value Measured as of December 31, 2020
	Level 1	Level 2	Level 3	Total
Assets included in:
Money market fund(1)	$12,235	$—	$—	$12,235
Marketable securities(2)	—	977,326	—	977,326
Total fair value	$12,235	$977,326	$—	$989,561

	Fair Value Measured as of December 31, 2019
	Level 1	Level 2	Level 3	Total
Assets included in:
Money market fund(1)	$5,163	$—	$—	$5,163
Marketable securities(2)	—	120,599	—	120,599
Total fair value	$5,163	$120,599	$—	$125,762
Liabilities included in:
Convertible preferred stock warrant liabilities	$—	$—	$1,860	$1,860
Total fair value	$—	$—	$1,860	$1,860

(1)	Money market funds are included in Cash and cash equivalents on the Consolidated Balance Sheet.
(2)

Marketable securities with original maturities of three months or less, in the amount of $105.2 million and $18.7 million, are included in Cash and cash equivalents on the Consolidated Balance Sheet as of December 31, 2020 and December 31, 2019, respectively.

As of December 31, 2019 and 2020, the carrying values of cash and cash equivalents, accounts payable and accrued liabilities approximate their respective fair values due to their short-term nature.

QuantumScape Corporation

Notes to Consolidated Financial Statements — Continued

December 31, 2020

Marketable Securities

The following table summarizes, by major security type, the Company’s assets that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy. Amortized cost net of unrealized gain (loss) is equal to fair value as of December 31, 2020. The fair value as of December 31, 2020 and 2019, are as follows (amounts in thousands):

	December 31, 2020
	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
Level 1 securities
Money market fund	$12,235	$—	$—	$12,235
Level 2 securities
US government securities	977,357	24	(55)	977,326
Total	$989,592	$24	$(55)	$989,561

	December 31, 2019
	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
Level 1 securities
Money market fund	$5,163	$—	$—	$5,163
Level 2 securities
Repurchase agreement	13,500	—	—	13,500
US government securities	107,009	90	—	107,099
Total Level 2 securities	120,509	90	—	120,599
Total	$125,672	$90	$—	$125,762

Any realized gains and losses and interest income are included in interest income.

We regularly review our available-for-sale marketable securities in an unrealized loss position and evaluate the current expected credit loss by considering factors such as historical experience, market data, issuer-specific factors, and current economic conditions. The aggregate fair value of the 12 marketable securities in unrealized loss position was $419.2 million as of December 31, 2020, none of which have been in the continuous unrealized loss for more than twelve months. The unrealized losses were attributable to changes in interest rates that impacted the value of the investments, and not increased credit risk. Accordingly, we have not recorded an allowance for credit losses associated with these investments. As of December 31, 2019, the Company did not have any available-for-sale securities in an unrealized loss position.

The estimated amortized cost and fair value of available-for-sale securities by contractual maturity as of December 31, 2020, are as follows (amounts in thousands):

	December 31, 2020
	Amortized Cost	Fair Value
Due within one year	$895,867	$895,830
Due after one year and through five years	93,725	93,731
Total	$989,592	$989,561

Warrants

In 2011 through 2013, in connection with an equipment and loan security agreement with TriplePoint Capital, the Company issued warrants to purchase 124,586 shares of Legacy QuantumScape Series A convertible preferred stock at $2.20131 per share (“the TPC1 warrants”). The TPC1 warrants were set to expire at the later of 7 years from effective date or five years after an initial public offering or acquisition.

QuantumScape Corporation

Notes to Consolidated Financial Statements — Continued

December 31, 2020

In January 2015, the Company entered into another equipment loan and security agreement with TriplePoint Capital. In connection with the borrowing of funds per the agreement, the Company issued warrants to purchase 129,718 shares of Legacy QuantumScape Series C convertible preferred stock at $10.40717 per share (“TPC2 warrants”). The TPC2 warrants were set to expire at the later of 2022 or five years after an initial public offering or acquisition.

In connection with the Business Combination, each outstanding and unexercised warrant (“Legacy QuantumScape Warrant”) to purchase shares of Legacy QuantumScape capital stock was automatically converted into a warrant to purchase a number of shares of the applicable class of Common Stock (such warrant, the “Exchanged Warrant”) equal to the product (rounded down to the nearest whole number) of (i) the number of shares of Legacy QuantumScape common stock subject to such Legacy QuantumScape Warrant immediately prior to the Effective Time multiplied by (ii) the Exchange Ratio, at an exercise price per share (rounded up to the nearest whole cent) equal to (A) the exercise price per share of such Legacy QuantumScape Warrant immediately prior to the Effective Time divided by (B) the Exchange Ratio. Accordingly, upon the closing of the Business Combination, the TPC1 warrants became warrants to purchase 501,047 shares of the Company’s Class A common stock at $0.5473 per share and the TPC2 warrants became warrants to purchase 521,693 shares of the Company’s Class A common stock at $2.5877 per share with an estimated fair value of $22.6 million. Upon the closing the Business Combination and conversion to warrants for the purchase if Class A common stock, the fair value of the TPC1 and TPC2 warrants were determined using the OPM with the following assumptions:

	At Conversion
	TPC1 Warrants	TPC2 Warrants
Option term (in years)	5	5
Volatility	70.0%	70.0%
Risk-free interest rate	0.39%	0.39%
Expected dividends	—	—
Discount for lack of marketability	—	—

In December 2020, all outstanding TPC1 and TPC2 warrants were net exercised in exchange for 998,460 shares of Class A Common stock.

As of December 31, 2019, the fair value of the TPC1 and TPC2 warrants were re-measured using the OPM with the following assumptions:

	As of December 31, 2019
	TPC1 Warrants	TPC2 Warrants
Option term (in years)	5	5
Volatility	58.5%	45.0%
Risk-free interest rate	1.69%	1.69%
Expected dividends	—	—
Discount for lack of marketability	35.0%	35.0%

The 5-year term was derived based on the Company’s estimation of the timing of the exercise of the warrants. Significant changes in the option term and volatility would result in a significantly higher or lower fair value measurement, respectively. As of December 31, 2019, the fair value of the TPC warrants were reported on the Company’s balance sheets as a long-term liability.

The following table presents the reconciliation of the TPC warrants measured and recorded at fair value on a recurring basis using the significant unobservable inputs described above (amounts in thousands):

	TPC1 Warrants	TPC2 Warrants	Fair Value
Balance at December 31, 2018	$984	$782	$1,766
Re-measurement loss included in interest expense	52	42	94
Balance at December 31, 2019	1,036	824	1,860
Re-measurement loss included in interest expense	10,475	10,290	20,765
Reclassification to additional paid-in capital upon recapitalization	(11,511)	(11,114)	(22,625)
Balance at December 31, 2020	$—	$—	$—

QuantumScape Corporation

Notes to Consolidated Financial Statements — Continued

December 31, 2020

Convertible Preferred Stock Tranche Liabilities

In May 2020 and September 2020, Legacy QuantumScape executed a stock purchase agreement and related agreements and amendments thereto, with VGA for an investment of $200 million in Legacy QuantumScape’s Series F convertible preferred stock.

The terms of the Series F Preferred Stock Purchase Agreement with VGA obligated Legacy QuantumScape to issue and sell, and VGA to purchase, up to a total of 7,569,508 shares of Series F convertible preferred stock (the “tranche shares”) at $26.4218 per share, to be funded in two tranches: (1) 3,784,754 shares of Legacy QuantumScape Series F Preferred Stock issued for $100 million on December 1, 2020 (the time-based portion of the agreement, “tranche shares 1”), and (2) 3,784,754 shares of Legacy QuantumScape Series F Preferred Stock will be issued for $100 million subject to certain conditions including the achievement of a specified technical milestone by March 31, 2021, as set forth in such agreements (“tranche shares 2”). The Company concluded that the firm commitment to issue the tranche shares met the definition of a freestanding financial instrument. As the underlying convertible preferred shares of the outstanding tranche liabilities were redeemable outside the control of the Company, the fair value of the tranche liabilities was reported on the Company’s balance sheets as a long-term liability, and the fair value change was recorded in other expense in the Consolidated Statements of Operations and Comprehensive Loss, as noted in the table below.

The Series F Preferred Stock Purchase Agreement with VGA, as amended, contains provisions pursuant to which, if the relevant closing of such Series F Preferred Stock Purchase Agreement (in whole or in part) occur only after effectiveness of the Merger, VGA agreed to purchase, and the Company agreed to issue, instead of the relevant number of shares of Legacy QuantumScape Series F Preferred Stock to be purchased at such closing, such number of shares of Class A Common Stock as would have been issued in the Merger in exchange for such shares of Legacy QuantumScape Series F Preferred Stock if they had been outstanding prior to the Merger. As a result of these provisions to issue shares of Class A Common Stock, and upon consummation of the Business Combination, the Company determine its obligation to issue Class A Common Stock pursuant to the Series F Preferred Stock Purchase Agreement was equity classified and the fair value of the tranche liabilities was reclassified to additional paid-in capital.

In August 2020, Legacy QuantumScape entered into Series F Preferred Stock Purchase Agreements and related agreements thereto with several new and existing investors, pursuant to which it agreed to sell, and the investors agreed to purchase, an aggregate of 7,115,335 shares of Legacy QuantumScape Series F Preferred Stock at $26.4218 per share for an aggregate purchase price of $188 million (tranche shares 3 and 4), of which: (1) $94.0 million was to be funded at the earlier of December 1, 2020 or a SPAC business combination (“tranche shares 3”), and (2) the remaining $94.0 million tranche (“tranche shares 4”) was to be funded at the earlier of a SPAC business combination closing or March 2021. Similar to the tranche shares to VGA, the Company concluded that the firm commitment to issue the incremental tranche shares 3 and 4 met the definition of a freestanding financial instrument.

Pursuant to the terms of these Series F Preferred Stock Purchase Agreements, funding of the tranche shares 3 and 4 occurred concurrent with the closing of the Business Combination. Upon funding and issuance of the 7,115,335 shares of Legacy QuantumScape Series F Preferred Stock, the convertible preferred stock tranche liability associated with tranche shares 3 and 4 was settled and the fair value of the tranche liability was recorded as redeemable convertible preferred stock.

The Company remeasured all tranche share liabilities as of closing date of the Business Combination based on the closing market price of Kensington immediately prior to the Business Combination. The fair value of the Legacy QuantumScape’s Series F convertible preferred stock tranches was calculated based on the traded stock price of Kensington at November 25, 2020 of $23.50, adjusted for the Exchange Ratio, less the Series F exercise price of $26.42.

The following table presents the reconciliation of the Series F convertible preferred tranche liabilities measured and recorded at fair value on a recurring basis using the significant unobservable inputs described above (amounts in thousands):

Fair Value
Balance at December 31, 2019	$—
Issuance and re-measurement loss recorded in other expense	999,865
Issuance of Legacy QuantumScape Series F Preferred Stock - tranche shares 3 and 4	(484,471)
Reclassification to additional paid-in capital upon Closing of the Business Combination - tranche shares 1 and 2	(515,394)
Balance at December 31, 2020	$—

QuantumScape Corporation

Notes to Consolidated Financial Statements — Continued

December 31, 2020

6. Property and Equipment

Property and equipment at December 31, 2020 and 2019, consisted of the following (amounts in thousands):

	December 31,
	2020	2019
Computers and hardware	$624	$598
Furniture and fixtures	10,099	4,755
Lab equipment	37,051	25,919
Leasehold improvements	12,154	12,005
Construction-in-progress	16,078	8,610
	76,006	51,887
Accumulated depreciation and amortization	(32,310)	(26,395)
Property and equipment, net	$43,696	$25,492

Depreciation and amortization expense related to property and equipment was $7.5 million and $5.6 million for the years ended December 31, 2020 and 2019, respectively.

7. Leases

The Company currently leases its headquarters under a single lease classified as an operating lease expiring in January 2023. Fixed rent escalates each year and the Company is responsible for a portion of the landlord’s operating expenses such as property tax, insurance and common area maintenance. Under the lease, the Company has one 60-month renewal option, which has been included in the calculation of lease liabilities and right of use assets at the adoption date of the lease accounting standard on January 1, 2019, as the exercise of the option was reasonably certain. As the renewal rent has not been negotiated, the Company used an estimated rent rate which approximated the fair market rent at adoption for the extension period. This lease does not have any contingent rent payments and does not contain residual value guarantees.

The Company does not have any leases classified as financing leases during the years ended December 31, 2020 and 2019.

The components of lease related expense are as follows (amounts in thousands):

	Year Ended December 31,
Operating leases	2020	2019
Operating lease cost	$2,143	$2,143
Variable lease cost	409	425
Operating lease expense	$2,552	$2,568

The components of supplemental cash flow information related to leases are as follows (amounts in thousands):

	Year Ended December 31,
	2020	2019
Operating cash flows - operating leases	$1,994	$1,936
Right-of-use assets obtained in exchange for operating lease liabilities	$—	$14,100

	Year Ended December 31,
	2020	2019
Weighted-average remaining lease term - operating leases (in years)	7.1	8.1
Weighted-average discount rate - operating leases	7.00%	7.00%

QuantumScape Corporation

Notes to Consolidated Financial Statements — Continued

December 31, 2020

As of December 31, 2020, future minimum payments during the next five years and thereafter are as follows (amounts in thousands):

Operating Leases
Year Ended December 31, 2021	$2,053
Year Ended December 31, 2022	2,115
Year Ended December 31, 2023	2,301
Year Ended December 31, 2024	2,318
Year Ended December 31, 2025	2,318
Thereafter	4,828
Total	15,933
Less present value discount	(3,469)
Operating lease liabilities	$12,464

The Company’s lease agreement does not provide an implicit rate, so the Company used an estimated incremental borrowing rate, which was derived from third-party information available at the time the Company adopted ASC 842, Leases, in determining the present value of lease payments. The rate used is for a secured borrowing of a similar term as the lease.

Sublease

In May 2017, the Company entered into an agreement to sublet approximately 15,000 square feet of the Company’s leased space for the sublease term of 3 years. In March 2018, the sublease agreement was amended to add approximately another 11,000 square feet to the sublease. The Company received $0.9 million for the years ended December 31, 2019 in sublease income and the amounts have been recorded in other income (expense). The sublease was terminated at the end of 2019.

8. Commitments and Contingencies

From time to time, and in the ordinary course of business, the Company may be subject to certain claims, charges and litigation concerning matters arising in connection with the conduct of the Company’s business activities.

On December 11, 2020, a putative class action lawsuit was filed by a purported QuantumScape warrantholder (Index No. 656963/2020 (Sup. Ct. N.Y. Cnty.)) against the Company and Continental Stock Transfer & Trust Company. The complaint alleges, among other things, that the plaintiff is entitled to exercise warrants within 30 days of Closing. The complaint also alleges that the proxy statement/prospectus/information statement dated September 21, 2020 and November 12, 2020 is misleading and/or omits material information concerning the exercise of the warrants. The complaint generally seeks, among other things, the ability to exercise the warrants within 30 days of Closing. QuantumScape removed the case to federal court, Case No. 1:20-cv-10842 (S.D.N.Y.).

On December 24, 2020, a lawsuit was filed by three purported QuantumScape warrantholders (Index No. 657256/2020 (Sup. Ct. N.Y. Cnty.)) against the Company. The complaint alleges, among other things, that the plaintiffs are entitled to exercise warrants within 30 days of Closing. The complaint also alleges that the proxy statement/prospectus/information statement dated September 21, 2020 and November 12, 2020 is misleading and/or omits material information concerning the exercise of the warrants. The complaint generally seeks, among other things, the ability to exercise the warrants within 30 days of Closing.

Between January 5 and January 8, 2021, three putative class action lawsuits were filed by purported purchasers of QuantumScape securities. (Case No. 3:21-cv-00058-WHO (N.D. Cal. filed January 5, 2021); Case No. 4:21-cv-00070-JST (N.D. Cal. filed January 6, 2021); and Case No. 3:21-cv-00150-VC (N.D. Cal. filed January 8, 2021)) against the Company and its Chief Executive Officer or against the Company and certain members of management and the Board of Directors, and VGA.

All three complaints allege that the defendants purportedly made false and/or misleading statements and failed to disclose material adverse facts about QuantumScape’s business, operations, and prospects, including information regarding the Company’s battery technology. The complaints allege a purported class that includes persons who purchased or acquired QuantumScape securities on certain dates.

QuantumScape Corporation

Notes to Consolidated Financial Statements — Continued

December 31, 2020

A shareholder derivative suit was also filed against 11 officers and directors of the Company: Case No. 3:21-cv-00989 (N.D. Cal. filed February 8, 2021). QuantumScape is the nominal defendant. The suit alleges that the individual defendants breached various duties to the Company and contains additional similar allegations based on the same general allegations in the class action complaints described immediately above. VGA was also named as a defendant in the derivative suit.

For many legal matters, particularly those in early stages, the Company cannot reasonably estimate the possible loss (or range of loss), if any. The Company records an accrual for legal matters at the time or times it determines that a loss is both probable and reasonably estimable. Amounts accrued as of December 31, 2020 were not material. Regarding matters for which no accrual has been made (including the potential for losses in excess of amounts accrued), the Company currently believes, based on its own investigations, that any losses (or ranges of losses) that are reasonably possible and estimable will not, in the aggregate, have a material adverse effect on its financial position, results of operations, or cash flows. However, the ultimate outcome of legal proceedings involves judgments, estimates, and inherent uncertainties and cannot be predicted with certainty. Should the ultimate outcome of any legal matter be unfavorable, the Company's business, financial condition, results of operations, or cash flows could be materially and adversely affected. The Company may also incur substantial legal fees, which are expensed as incurred, in defending against legal claims.

9. Stockholders’ Equity

As of December 31, 2020, 1,350,000,000 shares, $0.0001 par value per share are authorized, of which, 1,000,000,000 shares are designated as Class A Common Stock, 250,000,000 shares are designated as Class B Common Stock, and 100,000,000 shares are designated as Preferred Stock.

Common Stock

Holders of the common stock are entitled to dividends when, as, and if, declared by the Company’s Board of Directors, subject to the rights of the holders of all classes of stock outstanding having priority rights to dividends. As of December 31, 2020, the Company had not declared any dividends. The holder of each share of Class A common stock is entitled to one vote, and the holder of each share of Class B common stock is entitled to ten votes. All common stock outstanding as of December 31, 2020 consists of 207,769,091 Class A common stock and 156,224,614 Class B common stock.

Warrants

At December 31, 2020, there are 18,149,989 warrants outstanding.

As part of Kensington’s initial public offering, 11,499,989 warrants were sold (the “Public Warrants”). The Public Warrants entitle the holder thereof to purchase one share of Class A Common Stock at a price of $11.50 per share, subject to adjustments. The Public Warrants may be exercised only for a whole number of shares of Class A Common Stock. No fractional shares will be issued upon exercise of the warrants. The Public Warrants will expire at 5:00 p.m. New York City time on November 25, 2025, or earlier upon redemption or liquidation. The Public Warrants are listed on the NYSE under the symbol “QS.WS.”

The Company may call the Public Warrants for redemption starting July 30, 2021, in whole and not in part, at a price of $0.01 per warrant, so long as the Company provides not less than 30 days’ prior written notice of redemption to each warrantholder, and if, and only if, the reported last sale price of Common Stock equals or exceeds $18.00 per share for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date the Company sends the notice of redemption to the warrantholders.

Simultaneously with Kensington’s initial public offering, Kensington consummated a private placement of 6,650,000 warrants (the “Private Placement Warrants and Working Capital Warrants) with Kensington’s sponsor. Each Private Placement Warrant and Working Capital Warrant is exercisable for one share of Class A common stock at a price of $11.50 per share, subject to adjustment. The Private Placement Warrants and Working Capital Warrants are identical to the Public Warrants, except that:

(1) the Private Placement Warrants and Working Capital Warrants and the shares of Class A common stock issuable upon exercise of the Private Placement Warrants and Working Capital Warrants are not transferable, assignable or salable until 30 days after the completion of a Business Combination, subject to certain limited exceptions,

QuantumScape Corporation

Notes to Consolidated Financial Statements — Continued

December 31, 2020

(2) the Private Placement Warrants and Working Capital Warrants are non-redeemable (except as described below) so long as they are held by the sponsor or its permitted transferees. Commencing September 28, 2021, the Company may redeem the outstanding warrants:

•	in whole and not in part;
•

at $0.10 per warrant upon a minimum of 30 days’ prior written notice of redemption provided that holders will be able to exercise their warrants on a cashless basis prior to redemption and receive that number of shares of Class A common stock to be determined by reference to a table in the warrant agreement;

•

if, and only if, the last reported sale price of the Company’s Class A common stock equals or exceeds $10.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) on the trading day prior to the date on which the Company sends the notice of redemption to the warrantholders;

•

if, and only if, the Private Placement Warrants and Working Capital Warrants are also concurrently called for redemption at the same price (equal to a number of shares of Class A common stock) as the outstanding Public Warrants, as described above; and

•

if, and only if, there is an effective registration statement covering the shares of Class A common stock (or a security other than the Class A common stock into which the Class A common stock has been converted or exchanged for in the event the Company is not the surviving company in the initial Business Combination) issuable upon exercise of the warrants and a current prospectus relating thereto available throughout the 30-day period after written notice of redemption is given.

(3) the Private Placement Warrants and Working Capital Warrants may be exercised by the holders on a cashless basis, and

(4) the holders of the Private Placement Warrants and Working Capital Warrants (including with respect to the shares of common stock issuable upon exercise of the Private Placement Warrants and Working Capital Warrants) are entitled to registration rights. If the Private Placement Warrants and Working Capital Warrants are held by someone other than the Sponsor or its permitted transferees, the Private Placement Warrants and Working Capital Warrants will be redeemable by the Company in all redemption scenarios and exercisable by such holders on the same basis as the Public Warrants.

The Public Warrants and Private Placement Warrants were determined to be equity classified in accordance with ASC 815, Derivatives and Hedging.

On February 13, 2021 the Warrant Agreement, dated June 25, 2020, by and between the Company and Continental Stock Transfer & Trust Company, was amended to allow for earlier exercise of the Public Warrants.  Prior to the amendment, the Public Warrants were exercisable starting on June 30, 2021.  Following the amendment, the Public Warrants are now exercisable starting on March 5, 2021, at which time holders of Public Warrants may exercise their right to purchase one share of the Company’s Class A common stock for $11.50 for each Public Warrant. All other terms, including the redemption terms, for the Public Warrants remain unchanged; the Company may not redeem Public Warrants before July 30, 2021. The terms for the Private Placement Warrants and Working Capital Warrants remain unchanged.

Legacy QuantumScape Series F Convertible Preferred Stock

As further described in Note 5 (Fair Value), in May 2020 and September 2020, Legacy QuantumScape and VGA entered into a Series F Preferred Stock Purchase Agreement and related agreements and amendments thereto, and in August 2020, Legacy QuantumScape and several new and existing investors entered into Series F Preferred Stock Purchase Agreements and related agreements thereto, pursuant to which Legacy QuantumScape agreed to sell, and VGA and other investors agreed to purchase, up to an aggregate 14,684,843 shares of Legacy QuantumScape Series F Preferred Stock at $26.4218 per share for an aggregate purchase price of $388 million (the “Series F Preferred Stock Purchase Agreements”). As previously mentioned, the Series F Preferred Stock Purchase Agreement with VGA, as amended, contains provisions pursuant to which, if the relevant closing of such Series F Preferred Stock Purchase Agreement (in whole or in part) occur only after effectiveness of the Business Combination, VGA agreed to purchase, and Kensington agreed to issue, instead of the relevant number of shares of Legacy QuantumScape Series F Preferred Stock to be purchased at such closing, such number of shares of Class A Common Stock as would have been issued in the Business Combination in exchange for such shares of Legacy QuantumScape Series F Preferred Stock if they had been outstanding prior to the Business Combination.

Pursuant to the terms of the Series F Preferred Stock Purchase Agreements Legacy QuantumScape issued 7,115,335 shares of Series F Preferred Stock for an aggregate purchase price of $188.0 million, net of issuance costs of $11.5 million, concurrent with the closing of the Business Combination, and the Company issued 15,221,334 shares of Class A Common stock to VGA for $100.0 million on December 1, 2020. As of December 31, 2020, VGA’s commitment to purchase 15,221,334 shares of Class A Common Stock for $100.0 million subject to certain conditions including the achievement of a specified technical milestone by March 31, 2020, is outstanding.

QuantumScape Corporation

Notes to Consolidated Financial Statements — Continued

December 31, 2020

The Company concluded that the firm commitment to issue the tranche shares to VGA and the other investors met the definition of a freestanding financial instrument (as described in Note 5). Prior to the Business Combination, as the underlying convertible preferred shares of the outstanding tranche liabilities were redeemable outside the control of the Company, the fair value of the tranche liabilities was reported on the Legacy QuantumScape’s balance sheets as a long-term liability, and the change in fair value was recorded in other expense in the Consolidated Statements of Operations and Comprehensive Loss. Upon consummation of the Business Combination, the tranche liabilities were reclassified to additional paid-in capital.

Equity Incentive Plans

Prior to the Business Combination, the Company maintained its 2010 Equity Incentive Plan (the 2010 Plan), under which the Company granted options and restricted share units to purchase or directly issue shares of common stock to employees, directors, and non-employees.

Upon closing of the Business Combination, awards under the 2010 Plan were converted at the Exchange Ratio and assumed into the 2020 Equity Incentive Award Plan (the 2020 Plan). The 2020 Plan permits the granting of awards in the form of incentive stock options, nonqualified stock options, stock appreciation rights, restricted shares, restricted share units and performance awards to employees, directors, and non-employees.

As of December 31, 2020, 41,500,000 shares of Class A Common Stock are authorized for issuance pursuant to awards under the 2020 Plan, plus any shares of Class A Common Stock subject to stock options, restricted stock units or other awards that were assumed in the Business Combination and terminate as a result of being unexercised or are forfeited or repurchased by the Company, with the maximum number of shares to be added to the 2020 Plan equal to 69,846,580 shares of Class A Common Stock. As of December 31, 2020, 59,625,395 shares of Class A Common Stock are available for future issuance under the 2020 Plan.

Options may be granted at a price per share not less than 100% of the fair market value at the date of grant. If the option is granted to a 10% stockholder, then the purchase or exercise price per share shall not be less than 110% of the fair market value per share of the common stock on the grant date. Options granted generally vest over a period of four years and have ten-year contractual terms.

Stock Options

Stock option activity under the Plans are as follows:

	Number of Shares Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Intrinsic value (in thousands)
Balance at December 31, 2018 (as previously reported)	11,112,466	$4.15	6.44
Conversion of awards due to recapitalization	33,578,834	(3.12)
Balance at December 31, 2018, effect of reverse acquisition	44,691,300	1.03	6.44
Granted	11,955,658	2.38
Cancelled and forfeited	(571,664)	1.43
Exercised	(618,404)	0.64
Balance at December 31, 2019	55,456,890	$1.32	6.32
Granted	3,866,992	5.08
Cancelled and forfeited	(3,361,530)	0.85
Exercised	(646,016)	0.93
Balance at December 31, 2020	55,316,336	$1.62	5.77	$4,582,001
Vested and exercisable -December 31, 2020	41,944,514	$1.17	4.88	$3,493,198

There were 646,016 options exercised during the year ended December 31, 2020 at the aggregate intrinsic value of $3.5 million.

Options with a fair value of $9.1 million and $6.8 million vested in 2020 and 2019, respectively.

QuantumScape Corporation

Notes to Consolidated Financial Statements — Continued

December 31, 2020

Additional information regarding options outstanding at December 31, 2020, is as follows:

Range of Exercise Price per Share	Number of Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
$0.11 - $0.64	10,380,188	$0.40	1.56
$1.05 - $1.35	28,295,781	1.25	5.57
$2.38	13,953,743	2.38	8.56
$6.23	2,686,624	6.23	9.68
	55,316,336	$1.62	5.77

Stock-based compensation expense is based on the grant-date fair value. The Company recognizes compensation expense for all stock-based awards on a straight-line basis over the requisite service period of the awards, which is generally the option vesting term of four years.

As of December 31, 2020, the Company had stock-based compensation of $22.0 million related to unvested stock options not yet recognized that are expected to be recognized over an estimated weighted average period of 3.1 years.

The following weighted average assumptions were used as inputs to the Black-Scholes OPM in determining the estimated grant-date fair value of the Company’s stock options to employees:

	Year Ended December 31,
	2020	2019
Volatility	70.00%	70.00%
Risk-free interest rate	0.39%	1.92%
Expected term (in years)	6.08	6.02
Expected dividend	—	—
Weighted average fair value at grant date	$2.67	$1.50

Restricted Stock Units

Restricted stock unit activity under the Plans are as follows:

	Number of Restricted Stock Units	Weighted Average grant date fair value
Balance at December 31, 2019	—	$—
Granted	13,913,076	8.94
Balance at December 31, 2020	13,913,076	$8.94
Vested - December 31, 2020	—

As of December 31, 2020, unrecognized compensation costs related to Restricted Stock Units granted were $116.8 million and are expected to be recognized over a weighted average period of 3.5 years.

Total stock-based compensation expense recognized in the accompanying Consolidated Statements of Operations and Comprehensive Loss for all equity awards is as follows (amounts in thousands):

	Year Ended December 31,
	2020	2019
Research and development	$9,889	$4,115
General and administrative	7,135	2,696
Total stock-based compensation expense	$17,024	$6,811

QuantumScape Corporation

Notes to Consolidated Financial Statements — Continued

December 31, 2020

10. Earnings (Loss) Per Share

Basic and diluted earnings per share are the same for each class of common stock because they are entitled to the same liquidation and dividend rights. The following table sets forth the computation of basic and diluted loss per Class A common stock and Class B common stock (amounts in thousands, except share and per share amounts):

	Year Ended December 31,
	2020	2019
Numerator:
Net loss attributable to common stockholders	$(1,099,914)	$(51,283)
Denominator:
Weighted average Class A and Class B common shares outstanding - Basic and Diluted	252,143,509	239,636,062
Net loss per share attributable to Class A and Class B Common stockholders - Basic and Diluted	$(4.36)	$(0.21)

Basic and diluted earnings per share was the same for each period presented as the inclusion of all potential Class A common stock and Class B common stock outstanding would have been anti-dilutive.

The following table presents the potential common stock outstanding that was excluded from the computation of diluted net loss per share of common stock as of the periods presented because including them would have been antidilutive:

	Year Ended December 31,
	2020	2019
Warrants	18,149,989	1,022,740
Options outstanding	55,316,336	55,456,890
Restricted stock units	13,913,076	—
VGA contingent purchase commitment (1)	15,221,334	—
Total	102,600,735	56,479,630
(1)

This refers to VGA’s commitment to purchase 15,221,334 shares of Class A Common Stock for $100.0 million subject to certain conditions including the achievement of a specified technical milestone by March 31, 2020. See Note 9 for more information.

11. Joint Venture and Redeemable Non-Controlling Interest

As described in Note 2, on September 11, 2018, the Company entered into a JVA with VWGoA and VGA and formed the JV entity. The Company determined the entity was a variable interest entity with a related party, and the Company’s operations were more closely associated with the JV entity. As such, the Company consolidates the JV entity for financial reporting purposes, and a non-controlling interest is recorded for VGA’s interest in the net assets and operations of QSV operations to the extent of the VGA investment. The Company’s Consolidated Balance Sheet includes $3.4 million cash and cash equivalents and less than $0.1 million of prepaid expenses of the JV entity at December 31, 2020 ($3.4 million and less than $0.1 million, respectively at December 31, 2019). Although the Company has consolidated the net assets of the JV entity, it has no right to the use of those assets for its standalone operations.

The following table sets forth the change in redeemable non-controlling interest for years ended December 31, 2020 and 2019 (amounts in thousands):

Redeemable Non-Controlling Interest
Balance at December 31, 2018	$1,690
Net income attributable to redeemable non-controlling interest in consolidated JV	20
Balance at December 31, 2019	$1,710
Net loss attributable to redeemable non-controlling interest in consolidated JV	(6)
Balance at December 31, 2020	$1,704

QuantumScape Corporation

Notes to Consolidated Financial Statements — Continued

December 31, 2020

On May 14, 2020, the Company amended the JVA and other related agreements regarding the JV entity in connection with VGA’s investment of $200.0 million in the Company’s Series F convertible preferred stock as described in Note 9. The Company determined the amendments represented a reconsideration event and determined that the JV entity is still a variable interest entity. As the significance and nature of the business of the JV entity continues to be more aligned with the core business of the Company and the Company continues to absorb a majority of the variability associated with the JV entity’s anticipated economic performance, the Company continues to be the related party most closely associated with the JV entity.

In September 2020, the Company entered into an agreement with VWGoA under which the Company agreed to reserve $134.0 million from the aggregate proceeds of the Series F Preferred Stock Financings and the Business Combination to fund its expected equity contributions to the JV entity, which amounts are included in Marketable securities in the accompanying Consolidated Balance Sheet as of December 31, 2020.

12. Income Taxes

The Company has no provision for income taxes for the years ended December 31, 2020 and 2019. The Company has no current tax expense from losses and no deferred expense from the valuation allowance.

A reconciliation from U.S. statutory rate of 21% to the effective rate is as follows:

	Year Ended December 31,
	2020	2019
Federal Statutory rate	21.0%	21.0%
State tax expense	0.0%	7.0%
Permanent tax items	(0.3%)	(2.2%)
R&D tax credit	0.4%	4.5%
Other	(0.3%)	0.0%
Change to valuation allowance	(1.7%)	(30.4%)
Change in fair value of Series F tranche liabilities	(19.1%)	0.0%
Effective tax rate	0.0%	0.0%

Significant components of the Company’s net deferred tax assets as of December 31, 2020 and 2019, are as follows (amounts in thousands):

	Year Ended December 31,
	2020	2019
Deferred tax assets:
Net operating losses	$88,392	$71,374
Tax credits	16,314	10,219
Accruals and stock-based compensation	3,313	4,671
Lease liability	2,621	3,796
Intangibles	1,413	90
Gross deferred tax assets	112,053	90,150
Valuation allowance	(105,781)	(85,677)
Total deferred tax assets	$6,272	$4,473
Deferred tax liabilities:
Right of use assets	$(2,463)	(3,627)
Fixed assets	(3,809)	(846)
Total deferred tax liabilities	(6,272)	(4,473)
Total net deferred tax assets	$—	$—

QuantumScape Corporation

Notes to Consolidated Financial Statements — Continued

December 31, 2020

Recognition of deferred tax assets is appropriate when realization of such assets is more likely than not. Based upon the weight of available evidence, which includes the Company’s historical operating performance, cumulative net losses, and projected future losses, the Company has provided a full valuation allowance against its deferred tax assets. The Company’s valuation allowance increased by $20.1 million and $14.3 million for the years ended December 31, 2020 and 2019, respectively. A reconciliation of the beginning and ending balances of the valuation allowance is as follows (amounts in thousands):

	Year Ended December 31,
	2020	2019
Beginning of the year	$(85,677)	$(71,340)
Increase	(20,104)	(14,337)
End of the year	$(105,781)	$(85,677)

At December 31, 2020, the Company had federal and state net operating loss carryforwards of approximately $340.7 million and $231.2 million, respectively. The federal net operating loss carryforwards of $170.3 million generated prior to 2018 will expire at various dates beginning in 2030, if not utilized. We have federal net operating loss carryforwards of $170.4 million, which can be carried forward indefinitely. The state net operating loss carryforwards of $231.2 million will expire at various dates beginning in 2030, if not utilized.

Section 382 and Section 383 of the Internal Revenue Code and similar provisions under state law has limitations on federal and state net operating loss carryforwards and research and development credit carryforwards. The Tax Reform Act contains provisions that limit the federal net operating loss carryforwards that may be used in any given year in the event of special occurrences, including significant ownership changes. A Section 382 “ownership change” generally occurs if one or more stockholders or groups of stockholders, who own at least 5% of the Company’s stock, increase their ownership by more than 50 percentage points over their lowest ownership percentage within a rolling three-year period. The Company performed the analysis and determined that it has experienced an ownership change in December 2010 and in August 2012 as a result of the preferred stock financing rounds. The federal and state net operating loss carryforwards and research and development credit carryforwards are not subject to significant limitations under Section 382 and Section 383 of the Internal Revenue Code and similar provisions under state law.

On September 9, 2019, the Treasury Department and the IRS issued proposed regulations under Section 382 of the Internal Revenue Code which, if finalized, will severely limit the ability of corporations to avail themselves of NOLs following an ownership change. Specifically, the regulations would eliminate a safe harbor established in Notice 2003-65 that allows corporations to increase their Section 382 limitation by the gain inherent in their assets, even if those assets were not actually sold. The Company performed the analysis and determined that it has experienced an ownership change in December 2010 and in August 2012 as a result of the preferred stock financing rounds.

As of December 31, 2020, the Company also has Federal and California research and development credits of $13.4 million and $11.3 million, respectively. The federal tax credit carryforwards will expire beginning in 2031, if not utilized. The state tax credit carryforwards do not expire.

The Company records unrecognized tax benefits in accordance with ASC 740-10, Income Taxes. ASC 740-10 which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of uncertain tax positions taken or expected to be taken in the Company’s income tax return and also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Company had total unrecognized tax benefits of $6.6 million and $7.1 million as of December 31, 2020 and 2019, respectively.

A reconciliation of the beginning and ending balances of unrecognized tax benefits is as follows (amounts in thousands):

	Year Ended December 31,
	2020	2019
Beginning of the year	$7,076	$5,372
Increase—current year positions	1,553	1,704
Increase—prior year positions	193	—
Decrease—prior year positions	(2,247)	—
End of the year	$6,575	$7,076

QuantumScape Corporation

Notes to Consolidated Financial Statements — Continued

December 31, 2020

Due to the Company’s full valuation allowance, the unrecognized tax benefits would not materially impact the Company’s effective tax rate when recognized. The Company does not anticipate the total amounts of unrecognized tax benefits will significantly increase or decrease in the next 12 months.

The Company’s policy is to classify interest and penalties associated with uncertain tax positions, if any, as a component of its income tax provision. For the years ended December 31, 2020 and 2019, the Company had no interest or penalties related to unrecognized tax benefits.

The federal and state income tax returns are open under the statute of limitations subject to tax examinations for the tax years ended December 31, 2017 through December 31, 2019 and December 31, 2016 through December 31, 2019, respectively. To the extent the Company has tax attribute carryforwards, the tax year in which the attribute was generated may still be adjusted upon examination by the IRS or state tax authorities to the extent utilized in a future period.

The Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) signed in to law on March 27, 2020, provided that net operating losses (“NOLs”) generated in a taxable year beginning in 2018, 2019, or 2020, may now be carried back five years and forward indefinitely. In addition, the 80% taxable income limitation is temporarily removed, allowing NOLs to fully offset net taxable income. The CARES Act did not materially impact the Company’s tax position.

Section 2301 of the CARES Act provides Employee Retention Credit, a fully refundable tax credit for employers equal to 50 percent of qualified wages that Eligible Employers pay their employees. In 2020, the Company claimed $0.9 million of employee retention credit that reduces the payroll tax expense.

13. Related Party Agreements

Joint Venture Agreement

In September 11, 2018, the Company entered into a JVA with VWGoA and VGA as described in Note 2. In connection with this agreement, the parties also have entered into two operating agreements: (i) the Limited Liability Company Agreement of the JV entity to govern the respective rights and obligations as Members of the JV entity and (ii) the Common IP License Agreement for the Company to license certain intellectual property rights pertaining to automotive battery cells as defined in the JVA to VWGoA, VGA and the JV Entity.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

As previously reported on our Current Report on Form 8-K, dated December 15, 2020, upon the approval of the audit committee of our board of directors, Marcum LLP (“Marcum”) was dismissed as our independent registered public accounting firm, and Ernst & Young LLP (“E&Y”) was engaged as our independent registered public accounting firm effective December 9, 2020. Marcum served as our independent registered public accounting firm since April 17, 2020, our inception as Kensington, whereas E&Y served as the independent registered public accounting firm for us, since 2012, prior to the consummation of the Business Combination. The audit committee decided to engage E&Y because, for accounting purposes, our historical financial statements include a continuation of the financial statements of our business.

Marcum’s report on Kensington’s financial statements for the period from April 17, 2020 (inception) until December 9, 2020, did not contain an adverse opinion or disclaimer of opinion, nor were such reports qualified or modified as to uncertainty, audit scope or accounting principles, except that such audit report contained an explanatory paragraph in which Marcum expressed a going concern as to as to Kensington’s ability to continue. During the period of Marcum’s engagement by Kensington, there were no disagreements with Marcum on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements if not resolved to the satisfaction of Marcum, would have caused it to make a reference to the subject matter of the disagreement in connection with its reports covering such periods. In addition, no “reportable events,” as defined in Item 304(a)(1)(v) of Regulation S-K, occurred within the period of Marcum’s engagement and subsequent interim period preceding Marcum’s dismissal.

During the period from April 17, 2020 (Kensington’s inception) until its dismissal, neither the Company nor anyone on its behalf consulted E&Y regarding either: (i) the application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on the Company’s financial statements, and neither a written report was provided to the Company or oral advice was provided that E&Y concluded was an important factor considered by the Company in reaching a decision as to the accounting, auditing, or financial reporting issue; or (ii) any matter that was the subject of a disagreement (as described in Item 304(a)(1)(iv) of Regulation S-K) or a “reportable event” (as described in Item 304(a)(1)(v) of Regulation S-K).

Item 9A. Controls and Procedures.

Limitations on Effectiveness of Controls and Procedures

In designing and evaluating our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of December 31, 2020, our disclosure controls and procedures were effective.

Management's Report on Internal Controls Over Financial Reporting

This Annual Report on Form 10-K does not include a report of management’s assessment regarding our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) due to a transition period established by rules of the SEC.

Attestation of Independent Registered Public Accounting Firm

This Annual Report on Form 10-K does not include an attestation by our independent registered public accounting firm regarding our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) due to a transition period established by the rules of the SEC.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during the fiscal quarter ended December 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

In accordance with General Instruction G.(3) of Form 10-K certain information required by this Part III will either be incorporated into this Annual Report on Form 10-K by reference to our definitive proxy statement for our 2021 Annual Meeting of Stockholders filed within 120 days after December 31, 2020 or will be included in an amendment to this Annual Report on Form 10-K filed within 120 days after December 31, 2020.

Item 10. Directors, Executive Officers and Corporate Governance.

We will provide information that is responsive to this Item 10 in our definitive proxy statement for our 2021 Annual Meeting of Stockholders or in an amendment to this Annual Report on Form 10-K not later than 120 days after December 31, 2020. Such information is incorporated into this Item 10 by reference.

Item 11. Executive Compensation.

We will provide information that is responsive to this Item 11 in our definitive proxy statement for our 2021 Annual Meeting of Stockholders or in an amendment to this Annual Report on Form 10-K not later than 120 days after December 31, 2020. Such information is incorporated into this Item 11 by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

We will provide information that is responsive to this Item 12 in our definitive proxy statement for our 2021 Annual Meeting of Stockholders or in an amendment to this Annual Report on Form 10-K not later than 120 days after December 31, 2020. Such information is incorporated into this Item 12 by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

We will provide information that is responsive to this Item 13 in our definitive proxy statement for our 2021 Annual Meeting of Stockholders or in an amendment to this Annual Report on Form 10-K not later than 120 days after December 31, 2020. Such information is incorporated into this Item 13 by reference.

Item 14. Principal Accounting Fees and Services.

We will provide information that is responsive to this Item 14 in our definitive proxy statement for our 2021 Annual Meeting of Stockholders or in an amendment to this Annual Report on Form 10-K not later than 120 days after December 31, 2020. Such information is incorporated into this Item 14 by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)	List the following documents filed as a part of the report:
(1)	Financial Statements:

(2)	Financial Statement Schedules. None.
(3)	The exhibits listed below are filed as part of this Annual Report on Form 10-K or are incorporated herein by reference, in each case as indicated below.

Exhibit Index

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date

2.1	Business Combination Agreement, dated as of September 2, 2020, by and among Kensington Capital Acquisition Corp., Kensington Capital Merger Sub Corp. and QuantumScape Corporation.	S-4/A	333-248930	2.1	November 12, 2020

2.2	Amendment No. 1 to Business Combination Agreement, dated as of September 21, 2020, by and among Kensington Capital Acquisition Corp., Kensington Capital Merger Sub Corp. and QuantumScape Corporation.	S-4/A	333-248930	2.2	November 12, 2020

3.1	Amended and Restated Certificate of Incorporation of the Company.	8-K	001-39345	3.1	December 2, 2020

3.2	Amended and Restated Bylaws of the Company.	8-K	001-39345	3.2	December 2, 2020

4.1	Specimen Common Stock Certificate.	8-K	001-39345	4.1	December 2, 2020

4.2	Warrant Agreement, dated June 25, 2020, by and between the Registrant and Continental Stock Transfer & Trust Company.	8-K	001-39345	4.1	June 30, 2020
4.3	Amendment No. 1 to Warrant Agreement, dated February 13, 2021, by and between the Registrant and Continental Stock Transfer & Trust Company.	8-K	001-39345	4.1	February 16, 2021
4.4*	Description of Securities

10.1	Registration Rights and Lock-up Agreement, dated as of September 2, 2020, by and among Kensington Capital Acquisition Corp. and the persons named therein.	8-K	001-39345	10.3	September 3, 2020

10.2	Form of Senior Employee Lock-Up Agreement.	8-K	001-39345	10.5	September 3, 2020

10.3	Form of Lock-Up Agreement.	8-K	001-39345	10.3	December 2, 2020

10.4	Form of Subscription Agreement.	8-K	001-39345	10.4	September 3, 2020

10.5	Stockholder Support Agreement, dated as of September 2, 2020, by and between Kensington Capital Acquisition Corp. and Volkswagen Group of America Investments, LLC.	8-K	001-39345	10.1	September 3, 2020

10.6	Stockholder Support Agreement, dated as of September 2, 2020, by and among Kensington Capital Acquisition Corp. and the persons named therein.	8-K	001-39345	10.2	September 3, 2020

10.7+	Form of Indemnification Agreement by and between the Company and its directors and officers.	8-K	001-39345	10.7	December 2, 2020

10.8+	QuantumScape Corporation 2020 Equity Incentive Plan.	8-K	001-39345	10.8	December 2, 2020

10.9+	QuantumScape Corporation 2020 Equity Incentive Plan — Form of Stock Option Agreement.	8-K	001-39345	10.9	December 2, 2020

10.10+	QuantumScape Corporation 2020 Equity Incentive Plan — Form of Restricted Stock Unit Agreement.	8-K	001-39345	10.10	December 2, 2020

10.11+	QuantumScape Corporation 2020 Equity Incentive Plan — Form of Restricted Stock Agreement.	8-K	001-39345	10.11	December 2, 2020

10.12+	QuantumScape Corporation 2020 Employee Stock Purchase Plan.	8-K	001-39345	10.12	December 2, 2020

10.13	First Letter Agreement, dated as of September 2, 2020, by and among Kensington Capital Acquisition Corp., QuantumScape Corporation, and Volkswagen Group of America Investments, LLC.	8-K	001-39345	10.6	September 3, 2020

10.14	Second Letter Agreement, dated as of September 2, 2020, by and among Kensington Capital Acquisition Corp., QuantumScape Corporation, and Volkswagen Group of America Investments, LLC.	8-K	001-39345	10.7	September 3, 2020

10.15	Third Letter Agreement, dated as of September 2, 2020, by and among Kensington Capital Acquisition Corp., QuantumScape Corporation, and Volkswagen Group of America Investments, LLC.	8-K	001-39345	10.8	September 3, 2020

10.16	Services Agreement, dated as of September 1, 2020, by and between Kensington Capital Acquisition Corp. and DEHC LLC.	8-K	001-39345	10.9	September 3, 2020

10.17	Services Agreement, dated as of September 1, 2020, by and between Kensington Capital Acquisition Corp. and Simon Boag.	8-K	001-39345	10.10	September 3, 2020

10.18+	Offer Letter from QuantumScape Corporation to Timothy Holme, dated January 1, 2011.	S-4/A	333-248930	10.13	November 12, 2020

10.19+	Offer Letter from QuantumScape Corporation to Kevin Hettrich, dated October 11, 2011.	S-4/A	333-248930	10.14	November 12, 2020

10.20+	Offer Letter from QuantumScape Corporation to Howard Lukens, dated February 13, 2012.	S-4/A	333-248930	10.15	November 12, 2020

10.21+	Offer Letter from QuantumScape Corporation to Michael McCarthy, dated December 21, 2012.	S-4/A	333-248930	10.16	November 12, 2020

10.22+	Offer Letter from QuantumScape Corporation to Mohit Singh, dated April 3, 2013.	S-4/A	333-248930	10.17	November 12, 2020

10.23	Lease, dated May 31, 2013, by and between SI 55, LLC and QuantumScape Corporation.	S-4/A	333-248930	10.18	November 12, 2020

10.24	Amendment to Lease, dated May 19, 2014, by and between SI 55, LLC and QuantumScape Corporation.	S-4/A	333-248930	10.19	November 12, 2020

10.25#	Amended and Restated Limited Liability Company Agreement of QSV Operations LLC, dated May 14, 2020, by and between QuantumScape Corporation and Volkswagen Group of America Investments, LLC.	S-4/A	333-248930	10.20	November 12, 2020

10.26#	Amended and Restated Joint Venture Agreement, dated May 14, 2020, by and among QuantumScape Corporation and the persons named therein.	S-4/A	333-248930	10.21	November 12, 2020

10.27	First Amendment to Amended and Restated Joint Venture Agreement, dated September 21, 2020, by and among QuantumScape Corporation and the persons named therein.	S-4/A	333-248930	10.22	November 12, 2020

10.28#	Series F Preferred Stock Purchase Agreement, dated May 14, 2020, by and between QuantumScape Corporation and Volkswagen Group of America Investments, LLC.	S-4/A	333-248930	10.23	November 12, 2020

10.29	Amendment No. 1 to Series F Preferred Stock Purchase Agreement, dated September 3, 2020, by and among Kensington Capital Acquisition Corp., QuantumScape Corporation and Volkswagen Group of America Investments, LLC.	S-4/A	333-248930	10.24	November 12, 2020

10.30	Letter Agreement, dated as of December 7, 2020, by and among QuantumScape Subsidiary, Inc., QuantumScape Corporation and Volkswagen Group of America Investments, LLC.	S-1/A	333-251433	10.30	December 28, 2020

16.1	Letter from Marcum LLP regarding Change in Independent Registered Public Accounting Firm dated December 14, 2020.	8-K	001-39345	16.1	December 14, 2020

21.1*	List of Subsidiaries of the Registrant

23.1*	Consent of Independent Registered Accounting Firm, Ernst & Young LLP.

24.1	Power of Attorney (incorporated by reference from the signature page of this Annual Report on Form 10-K).

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.
#	Portions of this exhibit have been omitted in accordance with Item 601 of Regulation S-K.
+	Indicates a management or compensatory plan.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

QuantumScape Corporation

Date: February 23, 2021	By:	/s/ Jagdeep Singh
Jagdeep Singh
Chief Executive Officer (Principal Executive Officer)

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Jagdeep Singh and Kevin Hettrich, and each of them or his attorney-in-fact, each with the power of substitution, for him in any and all capacities, to sign any amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitutes, may do or cause to be done by virtue of hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Jagdeep Singh	Chief Executive Officer and Chairman	February 23, 2021
Jagdeep Singh	(Principal Executive Officer)

/s/ Kevin Hettrich	Chief Financial Officer	February 23, 2021
Kevin Hettrich	(Principal Financial and Accounting Officer)

/s/ Frank Blome	Director	February 23, 2021
Frank Blome

/s/ Brad Buss	Director	February 23, 2021
Brad Buss

/s/ John Doerr	Director	February 23, 2021
John Doerr

/s/ Jürgen Leohold	Director	February 23, 2021
Jürgen Leohold

/s/ Fritz Prinz	Director	February 23, 2021
Fritz Prinz

/s/ Justin Mirro	Director	February 23, 2021
Justin Mirro

/s/ J.B. Straubel	Director	February 23, 2021
J.B. Straubel

/s/ Dipender Saluja	Director	February 23, 2021
Dipender Saluja

/s/ Jens Wiese	Director	February 23, 2021
Jens Wiese