Form 10-K/A
period 2020-12-31
QuantumScape Corp
filed 2021-04-26
CIK 1811414

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                 TO

Commission File Number 001-39345

QUANTUMSCAPE CORPORATION

(Exact name of registrant as specified in its Charter)

Delaware	85-0796578
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1730 Technology Drive San Jose, California	95110
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: (408) 452-2000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common Stock, par value $0.0001 per share	QS	The New York Stock Exchange
Redeemable warrants, each whole warrant exercisable for one share of Class A Common Stock at an exercise price of $11.50	QS.WS	The New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     YES  ☐    NO  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.     YES   ☐    NO  ☒

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

The number of shares of the registrant’s Class A Common Stock, par value $0.0001 per share outstanding was 242,190,160, and the number of shares of the registrant’s Class B Common Stock, par value $0.0001 per share outstanding was 148,437,266, as of April 22, 2021.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Explanatory Note

On February 23, 2020, QuantumScape Corporation (“QuantumScape,” the “Company,” “we,” “us,” or “our”) filed its Annual Report on Form 10-K for the fiscal year ended December 31, 2020 (the “Original Filing”). This Annual Report on Form 10-K/A (the “Amendment”) is being filed as Amendment No. 1 to the Original Filing for the purposes of including information that was to be incorporated by reference from QuantumScape’s definitive proxy statement in reliance on General Instruction G(3) to Form 10-K. QuantumScape will not file its definitive proxy statement within 120 days of its fiscal year ended December 31, 2020 and is therefore amending the Original Filing as set forth below.

This Amendment amends Part III, Items 10, 11, 12, 13 and 14 of the Original Filing to include the information required by such Items. In addition, pursuant to the rules of the Securities and Exchange Commission (the “SEC”), we have also included as exhibits currently dated certifications required under Section 302 of The Sarbanes-Oxley Act of 2002. We are amending and refiling Part IV to reflect the inclusion of those certifications. Because no financial statements are contained within this Amendment, we are not including certifications pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

Except as described above, no other changes have been made to the Original Filing. Except as otherwise indicated herein, we have not updated the disclosures contained in the Original Filing to reflect any events that occurred subsequent to the date of the Original Filing. Accordingly, this Amendment should be read in conjunction with the Original Filing and the Company’s other and subsequent filings with the SEC.

We note that on April 12, 2021, the Staff of the SEC issued the “Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”)” (the “Staff Statement”). The Staff Statement provided new guidance for all SPAC-related companies regarding the accounting and reporting for their warrants that could result in the warrants issued by SPACs being classified as a liability measured at fair value, with non-cash fair value adjustments reported in earnings at each reporting period. We are in the process of evaluating the applicability and potential impact of the Staff Statement on QuantumScape’s approach to accounting for warrants, including the potential impact on our financial statements, and any related impacts to our disclosure controls and procedures, and internal control over financial reporting.

Corporate History and Background

On November 25, 2020, the original QuantumScape Corporation, now named QuantumScape Battery, Inc. (“Legacy QuantumScape”), consummated a business combination (the “Business Combination”) with Kensington Capital Acquisition Corp., a special purpose acquisition company (“Kensington”). Legacy QuantumScape became a wholly-owned subsidiary of Kensington, and Kensington changed its name to QuantumScape Corporation. Our Class A Common Stock and public warrants are listed on the New York Stock Exchange (the “NYSE”) under the symbols “QS” and “QS.WS”, respectively. Our Class B Common Stock is neither listed nor publicly traded. Our Class A Common Stock, together with our Class B Common Stock, is referred to herein as our “Common Stock.”

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The following table sets forth the names, ages, and positions of our executive officers and directors as of April 24, 2021:

Name	Age	Position(s)
Executive Officers
Jagdeep Singh	53	President, Chief Executive Officer, Co-Founder and Chairman
Dr. Timothy Holme	39	Chief Technology Officer
Dr. Mohit Singh	42	Chief Development Officer
Kevin Hettrich	39	Chief Financial Officer
Michael McCarthy	55	Chief Legal Officer and Head of Corporate Development

Non-Employee Directors
Frank Blome (3)	52	Director
Brad Buss (1)(2)	57	Director
John Doerr (3)	69	Director
Prof. Dr. Jürgen Leohold (2)	66	Director
Celina Mikolajczak	51	Director
Justin Mirro (1)(3)	52	Director
Prof. Fritz Prinz	71	Director
Dipender Saluja (1)	56	Director
J.B. Straubel (2)	45	Director
Jens Wiese	48	Director

(1)	Member of audit committee.
(2)	Member of compensation committee.
(3)	Member of nominating and corporate governance committee.

Letter Agreements on Board and Committee Representation

On September 2, 2020, we entered into a letter agreement (the “Original Letter Agreement”) with Legacy QuantumScape, and Volkswagen Group of America Investments, LLC (“VGA”) pursuant to which we would nominate one designee of VGA for election to our board of directors, and from and after the First Closing (as defined under the Series F Preferred Stock Purchase Agreement between Legacy QuantumScape and VGA, dated May 14, 2020), a second designee of VGA. On December 7, 2020, the parties amended and restated the Original Letter Agreement to provide that (i) in connection with any annual or special meeting of stockholders at which directors will be elected, we will nominate for election to our board of directors two designees of VGA (each, a “VW Director”), with such designation rights terminating upon certain circumstances and (ii) we shall cause one VW Director to be appointed to the nominating and corporate governance committee of our board of directors, provided that such VW Director fulfills the independence requirements under applicable NYSE rules.

Executive Officers

Jagdeep Singh has served as our President, Chief Executive Officer and the Chairman of our board of directors since November 2020. Mr. Singh co-founded Legacy QuantumScape and has served as its President and Chief Executive Officer and on Legacy QuantumScape’s board of directors since its incorporation in May 2010. Prior to joining Legacy QuantumScape, he was the founder and Chief Executive Officer at Infinera Corporation (NASDAQ: INFN), a telecommunications company, from 2001 to 2009. Mr. Singh holds a B.S. in Computer Science from the University of Maryland College Park, an M.B.A. from the University of California, Berkeley, Haas School of Business, and a M.S. in Computer Science from Stanford University.

We believe Mr. Singh is qualified to serve on our board of directors because of the perspective and experience he brings as Legacy QuantumScape’s President and Chief Executive Officer, his leadership experience in the energy storage industry, his educational background and his strong scientific knowledge.

Dr. Timothy Holme has served as our Chief Technology Officer since November 2020. Dr. Holme co-founded Legacy QuantumScape and served as Legacy QuantumScape’s Chief Technology Officer from January 2011 to November 2020. Prior to joining Legacy QuantumScape, he was a Research Associate at Stanford University from June 2008 to January 2011. Dr. Holme holds a B.S. in Physics, a M.S. in Mechanical Engineering, and a Ph.D. in Mechanical Engineering from Stanford University.

Dr. Mohit Singh has served as our Chief Development Officer since November 2020. Dr. Singh served as Legacy QuantumScape’s Chief Development Officer from June 2015 to November 2020. Prior to this, Dr. Singh served as Legacy QuantumScape’s Vice President, Research and Development and Engineering from April 2014 to June 2015. From 2004 to 2007, Dr. Singh conducted post doctorate research in Chemical Engineering at the Lawrence Berkeley National Laboratory for the University of California, Berkeley. Dr. Singh holds a B. Tech in Chemical Engineering from the Indian Institute of Technology Bombay and a Ph.D. in Chemical and Biomolecular Engineering from Tulane University.

Kevin Hettrich has served as our Chief Financial Officer since November 2020. Mr. Hettrich served as Legacy QuantumScape’s Chief Financial Officer and head of Business Operations from September 2018 to November 2020. Prior to this, Mr. Hettrich served as Legacy QuantumScape’s Vice President of Business Operations from March 2016 to March 2018, as Senior Director of Finance and Product Management from March 2014 to March 2016, as a Director of Product Management from March 2013 to March 2014, and as a Manager of Product Management from January 2012 to March 2013. Prior to joining Legacy QuantumScape, Mr. Hettrich served as a Private Equity Associate of Bain Capital, an investment firm, from September 2007 to July 2009. Mr. Hettrich also served as a Business Analyst at McKinsey & Company, a management consulting firm, from September 2004 to July 2007. Mr. Hettrich holds a B.A. in Economics from Pomona College, a M.B.A. from Stanford Graduate School of Business, and a M.S. in Environment and Resources from Stanford University.

Michael McCarthy has served as our Chief Legal Officer and Head of Corporate Development since November 2020. Mr. McCarthy has served as Legacy QuantumScape’s Chief Legal Officer since March 2013 and Head of Corporate Development since January 2018 and also currently serves on the board of QSV Operations LLC. Prior to joining Legacy QuantumScape, he was the Chief Administrative Officer at Infinera Corporation from April 2003 to March 2013. From September 1997 to April 2003, Mr. McCarthy served as Senior Vice President and General Counsel of Ciena Corporation, a network strategy and technology company. Mr. McCarthy currently serves as a member of the boards of several privately-held companies. Mr. McCarthy holds a B.A. in Mathematical Economics from Colgate University and a J.D. from Vanderbilt University Law School.

Non-Employee Directors

Frank Blome has served on our board of directors since November 2020, and on Legacy QuantumScape’s board of directors from September 2020 until January 2021. Mr. Blome has also served on the board of QSV Operations LLC since September 2020. Mr. Blome has 25 years of professional experience in the automotive industry, with a particular focus on alternative powertrain technologies and battery cell technology. Since January 2018, Mr. Blome has served as the Head of the Battery Center of Excellence of Volkswagen AG. Prior to this, Mr. Blome served from May 2016 to June 2016 as Chief Executive Officer at Mercedes-Benz Energy GmbH, a subsidiary of the Daimler Group active in the EV battery storage space. From July 2013 to June 2017, Mr. Blome served as Chief Executive Officer of LiTec Battery GmbH, a battery cell manufacturing company started as a joint venture between Daimler Group and Evonik Industries AG, a specialty chemicals company. In addition to these roles, Mr. Blome served from June 2009 to June 2017 as the Chief Executive Officer of Deutsche Accumotive GmbH & Co KG, a subsidiary of Daimler Group, producing batteries for hybrid and EVs, after which Mr. Blome was on garden leave until January 2018 when he started in his current position at Volkswagen. Mr. Blome holds a diploma in electrical engineering from the University of Applied Sciences Bielefeld.

We believe Mr. Blome is qualified to serve on our board of directors due to his vast experience in the automotive and alternative powertrain industries.

Brad Buss has served on our board of directors since November 2020, and on Legacy QuantumScape’s board of directors from August 2020 until January 2021. From August 2014 until his retirement in February 2016, Mr. Buss served as the Executive Vice President and Chief Financial Officer of SolarCity Corporation, a solar energy company acquired by Tesla, Inc. (NASDAQ: TSLA), a high-performance electric vehicle company (“Tesla”). Mr. Buss also served as the Executive, Vice President and Chief Financial Officer of Cypress Semiconductor Corporation (NASDAQ: CY), a semiconductor design and manufacturing company, from August 2005 to June 2014. Mr. Buss has served on the boards of Advance Auto Parts, Inc. (NYSE: AAP) (“Advance”), an automotive parts and accessories provider, since March 2016, Marvell Technology Group Ltd. (NASDAQ: MRVL) (“Marvell”), a semiconductor company, since July 2018, AECOM (NYSE: ACM), an engineering firm, since August 2020, and TuSimple Holdings Inc., an autonomous driving technology company, (NASDAQ: TSP) (“TSP”), since December 2020. Mr. Buss is not standing for reelection to the board of Advance and his term is anticipated to end in May 2021 and at such time, Mr. Buss will cease to serve on the Advance board and all committees of the Advance board. Mr. Buss serves as Chair of the Audit Committee of Advance, Chair of the Nominating and Governance Committee and a member of the Audit Committee of Marvell, as Chair of the Nominating and Governance Committee and a member of the Compensation and Organization Committee of AECOM, as Chair of the Audit Committee of TSP and as a member of the Nominating and Corporate Governance Committee of TSP. Mr. Buss previously served on the boards of Tesla from November 2009 to June 2019, Cavium, Inc., a semiconductor company, from July 2016 until its acquisition by Marvell in July 2018, and CafePress Inc., an e-commerce company, from October 2007 to July 2016. He served on the Audit Committee, Compensation Committee, Nominating and Corporate Governance Committee, and Disclosure Committee of Tesla, the Audit Committee and Compensation Committee of Cavium, Inc., and the Audit Committee and Compensation Committee of CafePress Inc. Mr. Buss holds a B.A. in Economics from McMaster University and a Honors Business Administration degree from University of Windsor.

We believe Mr. Buss is qualified to serve on our board of directors because of his vast leadership expertise and experience on the boards of major automotive companies.

John Doerr has served on our board of directors since November 2020, and on Legacy QuantumScape’s board of directors from December 2010 until January 2021. Mr. Doerr currently serves as Chairman at Kleiner Perkins, a venture capital firm, and previously served as a Partner from August 1980 to March 2016. Mr. Doerr currently serves on the boards of Amyris, Inc. (NASDAQ: AMRS), a biotechnology company, since May 2006, Bloom Energy Corporation (NYSE: BE), an energy solutions company, since April 2002, DoorDash, Inc. (NYSE: DASH), a provider of restaurant food delivery services, since March 2015 and Alphabet, Inc. (NASDAQ: GOOGL), a multinational technology company, since May 1999. He serves as chair of the nominating and corporate governance committees of Amyris, Inc., a member of the Compensation and Organizational Development Committee of Bloom Energy Corporation, and Chair of the Leadership Development and Compensation Committee of Alphabet, Inc. Mr. Doerr previously served on the boards of Bloom Energy Corporation (NYSE: BE), an energy solutions company, from April 2002 to April 2021, Zynga, Inc. (NASDAQ: ZNGA), a social game developer, from March 2013 to May 2017, and Amazon.com, Inc. (NASDAQ: AMZN), a multinational technology company, from June 1996 to May 2010. Mr. Doerr holds a B.S. and an M.E.E. in Electrical Engineering from Rice University and an M.B.A. from Harvard Business School.

We believe Mr. Doerr is qualified to serve on our board of directors because of his extensive investment experience in the technology industry and extensive expertise and skills in strategy, finance and management.

Prof. Dr. Jürgen Leohold has served on our board of directors since November 2020, and on Legacy QuantumScape’s board of directors from May 2015 until January 2021. From October 2012 to December 2017, Prof. Dr. Leohold served as the Head of the Volkswagen AutoUni, an advanced training and research institution for Volkswagen Aktiengesellschaft, a German automobile manufacturer. He continued to serve as a consultant for Volkswagen Aktiengesellschaft’s research and development group from January 2018 until retiring in May 2019. He also served as the Executive Director of Group Research at Volkswagen Aktiengesellschaft from April 2006 to July 2016. Prof. Dr. Leohold holds a degree in Electrical Engineering from the University of Hannover, a M.S. in Electrical Engineering from the Georgia Institute of Technology and a doctoral degree from the University of Hannover.

We believe Prof. Dr. Leohold is qualified to serve on our board of directors because of his leadership experience and his expertise in the energy technology and automotive fields.

Celina Mikolajczak has served on our board of directors since April 2021. Since August 2020, she has served as Vice President of Engineering and Battery Technology at Panasonic Energy of North America (“PENA”), a battery manufacturer, and as Vice President of Battery Technology from October 2019 to August 2020. Prior to her service at PENA, she served as Director of Engineering, Energy Storage Systems at Uber Technologies, Inc., a transportation technology company, from January 2018 to August 2019, as Senior Manager, Cell Quality and Materials Engineering at Tesla from April 2014 to January 2018, and as Manager, Cell Quality at Tesla from April 2012 to April 2014. Ms. Mikolajczak holds an M.A. in Mechanical and Aerospace Engineering from Princeton University, and a B.S. in Engineering and Applied Science from the California Institute of Technology.

We believe Ms. Mikolajczak is qualified to serve on our board of directors due to her technical and manufacturing expertise and her leadership experience.

Justin Mirro has served on our board of directors since November 2020, and as Kensington’s Chairman and Chief Executive Officer from April 2020 to November 2020. Mr. Mirro has over 25 years of operating, mergers and acquisitions and financing experience in the automotive and automotive-related sector. He began his career at General Motors Company as a Tool and Die Manufacturing Engineer, with successive positions at Car and Driver Magazine, Toyota Motor Corporation and Itochu International Inc. prior to transitioning to automotive investment banking at Schroder & Co. Inc./Salomon Smith Barney, Inc./ABN Amro Inc. in 1996. In 1999, Mr. Mirro formed Kensington Capital Partners, LLC, where he has served as President since 2015, to invest in automotive and automotive-related sector businesses. In 2005, Mr. Mirro transitioned to Jefferies & Company, Inc. as Head of Automotive Investment Banking, and later served as the Head of Automotive Investment Banking at Moelis & Company, LLC and RBC Capital Markets, LLC from 2008 to 2011 and 2011 to 2014, respectively. In his role, Mr. Mirro played a key role in leading and executing all aspects of capital raising, mergers and acquisitions and restructurings, and has advised on over 70 transactions totaling more than $60 billion of value for original equipment manufacturers (“OEMs”), suppliers and automotive-related industries. From 2016 to 2019, Mr. Mirro served as Chairman of the board of directors and audit committee of Pure Power Technologies, Inc., one of the largest aftermarket suppliers of diesel fuel injectors, which was sold to Stanadyne LLC. In his role, Mr. Mirro focused on deal sourcing, structuring, capital raising, executive recruitment and the eventual sale process. Mr. Mirro has sat on the board of Cooper-Standard Holdings Inc. (NYSE: CPS) since 2015 and sat on the board of Transtar Industries, Inc., from 2017 to 2021, in each case, where he focuses or focused, respectively, on mergers and acquisitions, capital structuring and public market strategy. Mr. Mirro is also the Chairman and CEO of Kensington Capital Acquisition Corp. II (NYSE: KCAC.UN). Mr. Mirro holds a B.S. in Mechanical Engineering from the University of Michigan and an M.B.A. from the New York University Stern School of Business.

We believe Mr. Mirro is qualified to serve on our board of directors due to his experience serving as Kensington’s Chairman and Chief Executive Officer, as well as his extensive skills in strategy, finance and management.

Prof. Fritz Prinz co-founded Legacy QuantumScape and has served on our board of directors since November 2020, and on Legacy QuantumScape’s board of directors from December 2010 until January 2021. Prof. Prinz has served as Professor of Materials Science and Engineering, Professor of Mechanical Engineering, and Senior Fellow at the Precourt Institute for Energy since September 2010. He has also served as the Finmeccanica Professor at the School of Engineering at Stanford University since September 1994. Prof. Prinz holds a Ph.D. in Physics and Mathematics from the University of Vienna, Austria.

We believe Prof. Prinz is qualified to serve on our board of directors because of his in-depth educational expertise and his broad insight and research into energy conservation.

Dipender Saluja has served on our board of directors since November 2020, and on Legacy QuantumScape’s board of directors from August 2012 until January 2021. Mr. Saluja has served as Managing Director of Capricorn Investment Group, an investment firm, since 2006. Prior to Capricorn Investment Group, he served in various positions from 1990 to 2006 at Cadence Design Systems, an electronic design company. Mr. Saluja also currently serves as a Commissioner of the Global Commission to End Energy Poverty, a non-profit organization dedicated to providing electricity services to under-served communities, and also on the boards of several private companies.

We believe Mr. Saluja is qualified to serve on our board of directors because of his extensive investment experience in the technology industry and extensive expertise and skills in strategy, finance and management.

J.B. Straubel has served on our board of directors since November 2020, and on Legacy QuantumScape’s board of directors from December 2019 until January 2021. Mr. Straubel has served as the Founder and Chief Executive Officer of Redwood Materials Inc., an electronic recycling and development company, since May 2017. Prior to joining Legacy QuantumScape, Mr. Straubel also co-founded and served as the Chief Technology Officer of Tesla from May 2005 to July 2019. Mr. Straubel previously served on the board of SolarCity Corporation and as a member of its Nominating and Corporate Governance Committee from August 2006 until its acquisition by Tesla in November 2016. Mr. Straubel holds a B.S. in Energy Systems Engineering and a M.S. in Engineering, with an emphasis on energy conversion, from Stanford University.

We believe Mr. Straubel is qualified to serve on our board of directors because of his technical and manufacturing expertise along with his leadership experience in electronic companies.

Jens Wiese has served on our board of directors since January 2021. Mr. Wiese has also served as Chairman of the board of QSV Operations LLC since its inception in September 2018. Mr. Wiese has 22 years of professional experience in the automotive industry, including more than 15 years as a top management consultant, advising clients from the automotive industry in strategic and financial turnaround matters. Mr. Wiese has served in multiple roles at Volkswagen AG, most recently as Head of Volkswagen Group M&A, Investment Advisory, and Partnerships since January 2020, Head of Industrial Cooperations and Partnerships from June 2018 to December 2019, Head of Group Battery Strategy from June 2016 to December 2019, and Corporate Strategy/Head of Performance Improvement from March 2016 to May 2018. Prior to his service at Volkswagen AG, Mr. Wiese served as Senior Director and Member of the German Management Team at Alix Partners GmbH, a consulting firm, from March 2007 to February 2016. Prior to that, Mr. Wiese served as a Principal and Member of the Automotive Leadership team at Roland Berger Strategy Consultants GmbH, a consulting firm, from April 1999 to March 2007. Mr. Wiese holds a Master’s degree in Business Administration from the Ludwig Maximilian University of Munich.

We believe Mr. Wiese is qualified to serve on our board of directors because of his broad investment advisory and strategic experience, along with his long-term experience in the automotive industry.

Board Composition

Our business and affairs are organized under the direction of our board of directors, which currently consists of eleven (11) directors, nine (9) of whom are independent under the listing standards of the NYSE. Mr. Singh serves as Chairman of our board of directors. The primary responsibilities of our board of directors are to provide oversight, strategic guidance, counseling and direction to our management. Our board of directors meets on a regular basis and additionally as required. At each annual meeting of stockholders, directors will be elected for a one-year term and until their successors are duly elected and qualified.

In accordance with the terms of our amended and restated bylaws (“Bylaws”), each director, including a director elected to fill a vacancy, shall hold office until the expiration of the term for which elected and until such director’s successor is elected and qualified or until such director’s earlier death, resignation or removal.

Any director may be removed from office by our stockholders as provided in Section 141(k) of the Delaware General Corporation Law (the “DGCL”).

Role of Board of Directors in Risk Oversight

Risk is inherent with every business, and we face a number of risks, including strategic, financial, business and operational, legal and compliance and reputational. We have designed and implemented processes to manage risk in our operations. Management is responsible for the day-to-day management of risks the company faces, while one of the key functions of our board of directors is informed oversight of our risk management process. Our board of directors does not currently have or anticipate having a standing risk management committee, but instead administers this oversight function directly through our board of directors as a whole, as well as through various standing committees of our board of directors that address risks inherent in their respective areas of oversight. In particular, our board of directors is responsible for monitoring and assessing strategic risk exposure and our audit committee has the responsibility to consider and discuss our major financial risk exposures and the steps our management will take to monitor and control such exposures, including guidelines and policies to govern the process by which risk assessment and management is undertaken. Our audit committee also monitors compliance with legal and regulatory requirements. Our compensation committee assesses and monitors whether our compensation plans, policies and programs comply with applicable legal and regulatory requirements. Our nominating and corporate governance committee assesses risks relating to our corporate governance practices, the independence of the board and potential conflicts of interest.

Our board of directors believes its current leadership structure supports the risk oversight function of our board of directors.

Committees of Our Board of Directors

Our board of directors has established the following standing committees of the board: audit committee; compensation committee; and nominating and corporate governance committee. Copies of the charters for each committee are available on our website at https://ir.quantumscape.com/governance/governance-documents. The composition and responsibilities of each committee is described below.

Audit Committee

The current members of our audit committee are Messrs. Buss, Mirro and Saluja. Mr. Buss is the chairperson of our audit committee. Our board of directors has determined that each member of our audit committee meets the requirements for independence of audit committee members under the rules and regulations of the SEC and the listing standards of the NYSE, and are able to read and understand fundamental financial statements in accordance with the NYSE audit committee requirements. In arriving at this determination, our board of directors examined each audit committee member’s scope of experience and the nature of their prior and/or current employment. Our board of directors has determined that each of Messrs. Buss and Mirro qualifies as an audit committee financial expert within the meaning of Item 407(d) of Regulation S-K and meets the financial sophistication requirements of the NYSE rules. In making this determination, our board of directors considered each of Messrs. Buss’ and Mirro’s formal education and previous experience in financial roles. Both our independent registered public accounting firm and management will periodically meet privately with our audit committee. Our audit committee is responsible for, among other things:

•	selecting, compensating, and overseeing our independent registered public accounting firm;

•

evaluating the performance, independence and qualifications of our independent registered public accounting firm and determining whether to retain our existing independent registered public accounting firm or engage a new independent registered public accounting firm;

•	reviewing and approving the engagement of our independent auditors to perform audit services and any permissible non-audit and tax services;

•	reviewing with the independent auditors and approving the annual audit plan, including the scope of audit activities and all critical accounting policies and practices to be used by us;

•

reviewing our annual and quarterly financial statements and reports, including the disclosures in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and discussing the statements and reports with our independent auditors and management, and discussing with management and our independent registered public accounting firm the results of the annual audit and the quarterly reviews;

•	reviewing our financial reporting processes, and disclosure controls and procedures;

•

reviewing with our independent auditors and management significant issues that arise regarding accounting principles and financial statement presentation and matters concerning the scope, adequacy, and effectiveness of our financial controls and critical accounting policies;

•

reviewing with management and our auditors our procedures regarding the presentation of our financial information, and any earnings announcements and other public announcements regarding material developments;

•	overseeing the design, implementation and performance of our internal audit function;

•

reviewing and providing oversight of any related party transactions in accordance with our related party transaction policy and reviewing, monitoring compliance with legal and regulatory responsibilities, including our code of ethics;

•

establishing procedures for the receipt, retention and treatment of complaints received by us regarding financial controls, accounting, auditing or other matters, including confidential, anonymous submissions by our employees of concerns regarding questionable accounting or auditing matters;

•	preparing the report that the SEC requires in our annual proxy statement;

•	reviewing and evaluating on an annual basis the performance of the audit committee and the audit committee charter; and

•	reviewing our major financial risk exposures, including the guidelines and policies to govern the process by which risk assessment and risk management is implemented.

Our audit committee operates under a written charter that satisfies the applicable listing standards of the NYSE. A copy of the charter of our audit committee is available on our website at https://ir.quantumscape.com/governance/governance-documents.

Compensation Committee

The current members of our compensation committee are Messrs. Leohold, Buss and Straubel. Mr. Leohold is the chairperson of our compensation committee. Our board of directors has determined that each member of our compensation committee meets the requirements for independence for compensation committee members under the rules and regulations of the SEC and the listing standards of the NYSE. Each member of the compensation committee is also an outside director, as defined pursuant to Rule 16b-3 promulgated under the Securities and Exchange Act of 1934 (as amended, the “Exchange Act”). Our compensation committee is responsible for, among other things:

•	reviewing and approving the corporate goals and objectives that pertain to the determination of the compensation of our executive officers, including our chief executive officer;

•	reviewing and approving performance goals and objectives relevant to the compensation of our executive officers and assessing their performance against these goals and objectives;

•	reviewing and approving or making recommendations to our board of directors regarding the compensation and other terms of employment of our executive officers, including our chief executive officer;

•	reviewing and approving the terms of any employment agreements, severance arrangements, change in control arrangements and any other material arrangements for our executive officers;

•	administering our equity incentive plans, to the extent such authority is delegated by our board of directors; reviewing, approving and administering our employee benefit and equity incentive plans;

•	establishing and reviewing the compensation plans and programs of our employees, and ensuring that they are consistent with our general compensation strategy;

•

making recommendations to our board of directors regarding the adoption or amendment of equity and cash incentive plans and approving amendments to such plans to the extent authorized by our board of directors;

•

if the board of directors or committee establishes stock ownership guidelines for the executive officers and non-employee members of the board of directors, monitoring compliance with any such stock ownership guidelines;

•	approving or making recommendations to our board of directors regarding the creation or revision of any clawback policy;

•	reviewing and making recommendations to our board of directors regarding the type and amount of compensation to be paid or awarded to our outside board members;

•

reviewing with management our disclosures under the caption “Compensation Discussion and Analysis” in our periodic reports or proxy statements to be filed with the SEC, to the extent such caption is included in any such report or proxy statement;

•	preparing an annual report on executive compensation that the SEC requires in our annual proxy statement, to the extent such report is required;

•	reviewing and assessing the independence of compensation consultants, legal counsel and other advisors as required by Section 10C of the Exchange Act; and

•	reviewing and evaluating on an annual basis the performance of the compensation committee and recommending such changes as deemed necessary with our board of directors.

The charter of the compensation committee permits the committee to delegate any or all of its authority when it deems it appropriate and in the best interests of our company and when such delegation would not violate applicable law, regulation or NYSE or SEC requirements. In addition, the compensation committee has the authority under its charter to retain or obtain the advice of compensation consultants, independent legal counsel and other advisors.

Since the Business Combination, our compensation committee has been responsible for making all executive compensation determinations. Mr. Singh works closely with the compensation committee in managing the executive compensation program and attends most meetings of the compensation committee. He does not participate in the determination of his own compensation.

In 2021, our compensation committee retained Compensia, Inc. (“Compensia”) as our independent compensation consultant to advise the compensation committee with respect to director compensation.

Our compensation committee operates under a written charter that satisfies the applicable listing standards of the NYSE. A copy of the charter of our compensation committee is available on our website at https://ir.quantumscape.com/governance/governance-documents.

Nominating and Corporate Governance Committee.

The current members of our nominating and corporate governance committee are Messrs. Doerr, Blome and Mirro. Mr. Doerr is the chairperson of our nominating and corporate governance committee. Our board of directors has determined that each member of our nominating and corporate governance committee meets the requirements for independence for nominating and corporate governance committee members under the listing standards of the NYSE. Our nominating and corporate governance committee is responsible for, among other things:

•	reviewing and assessing and making recommendations to our board of directors regarding desired qualifications, expertise and characteristics sought of board members;

•	identifying, reviewing and making recommendations of candidates to serve on our board of directors;

•

considering our board of directors’ leadership structure, including the separation of the chairman and chief executive officer roles and/or appointment of a lead independent director of our board, either permanently or for specific purposes, and making such recommendations to our board of directors;

•

developing and reviewing periodically policies and procedures for considering stockholder nominees for election to our board of directors and evaluating nominations by stockholders of candidates for election to our board of directors;

•	evaluating the “independence” of directors and director nominees against the independence requirements of the NYSE, applicable rules and regulations of the SEC and other applicable laws;

•	reviewing our succession planning process for our chief executive officer and any other members of our executive management team;

•	evaluating the current size, composition and organization of our board of directors and its committees and making recommendations to our board of directors for approvals;

•	recommending to our board of directors any changes to the corporate governance guidelines and corporate governance framework;

•	reviewing issues and developments related to corporate governance and identifying and bringing to the attention of our board of directors current and emerging corporate governance trends;

•	overseeing director orientation for new directors and continuing education for our directors;

•	evaluating the performance of our board of directors and its committees and individual directors and determining whether continued service on our board of directors is appropriate;

•

reviewing and monitoring compliance with our code of business conduct and ethics, and reviewing possible, actual and potential conflicts of interest of our board members and officers other than related party transactions reviewed by our audit committee;

•	administering policies and procedures for communications with the non-management members of our board of directors;

•

if the board of directors or committee establishes stock ownership guidelines for the executive officers and non-employee members of the board of directors, monitoring compliance with any such stock ownership guidelines; and

•

reviewing annually the nominating and corporate governance committee charter, structure and membership requirements and recommending any proposed changes to our board of directors, including undertaking an annual review of its own performance.

The composition and function of our nominating and corporate governance committee complies with all applicable requirements of The Sarbanes-Oxley Act of 2002 and all applicable SEC and the NYSE rules and regulations. We will comply with future requirements to the extent they become applicable. Our nominating and corporate governance committee operates under a written charter that satisfies the applicable listing standards of the NYSE. A copy of the charter of our nominating and corporate governance committee is available on our website at https://ir.quantumscape.com/governance/governance-documents.

Executive Sessions of Outside Directors

To encourage and enhance communication among outside directors, and as required under applicable NYSE rules, our corporate governance guidelines provide that the outside directors will meet in executive sessions without management directors or management present on a periodic basis. In addition, if any of our outside directors are not independent directors, then our independent directors will also meet in executive sessions on a periodic basis. These executive sessions are chaired by Mr. Mirro, our lead independent director.

Considerations in Evaluating Director Nominees

Our nominating and corporate governance committee uses a variety of methods for identifying and evaluating potential director nominees. In its evaluation of director candidates, including the current directors eligible for re-election, our nominating and corporate governance committee will consider the current size and composition of our board of directors and the needs of our board of directors and the respective committees of our board of directors and other director qualifications. While our board has not established minimum qualifications for board members, some of the factors that our nominating and corporate governance committee considers in assessing director nominee qualifications include, without limitation, issues of character, professional ethics and integrity, judgment, business acumen and experience, proven achievement and competence in one’s field, the ability to exercise sound business judgment, tenure on the board and skills that are complementary to the board, an understanding of our business, an understanding of the responsibilities that are required of a member of the board, other time commitments and diversity, and with respect to diversity, such factors as race, ethnicity, gender, differences in professional background, education, age and geography, as well as other individual qualities and attributes that contribute to the total mix of viewpoints and experience represented on our board. Although our board of directors does not maintain a specific policy with respect to board diversity, our board of directors believes that the board should be a diverse body, and the nominating and corporate governance committee considers a broad range of perspectives, backgrounds and experiences.

In addition to the process described above, our nominating and corporate governance committee also nominates two individuals designated by VGA as required under the provisions of the letter agreement described under “Letter Agreements on Board of Directors and Committee Representation.” Messrs. Blome and Wiese are director nominees of VGA pursuant to such letter agreement.

If our nominating and corporate governance committee determines that an additional or replacement director is required, then the committee may take such measures as it considers appropriate in connection with its evaluation of a director candidate, including candidate interviews, inquiry of the person or persons making the recommendation or nomination, engagement of an outside search firm to gather additional information, or reliance on the knowledge of the members of the committee, board or management. In determining whether to recommend a director for reelection, our nominating and corporate governance committee also considers the director’s past attendance at meetings, participation in and contributions to the activities of the board and our business and other qualifications and characteristics set forth in the charter of our nominating and corporate governance committee.

After completing its review and evaluation of director candidates, our nominating and corporate governance committee recommends to our full board of directors the director nominees for selection. Our nominating and corporate governance committee has discretion to decide which individuals to recommend for nomination as directors and our board of directors has the final authority in determining the selection of director candidates for nomination to our board.

Stockholder Recommendations and Nominations to our Board of Directors

Our nominating and corporate governance committee will consider recommendations and nominations for candidates to our board of directors from stockholders in the same manner as candidates recommended to the committee from other sources, so long as such recommendations and nominations comply with our amended and restated certificate of incorporation (“Certificate of Incorporation”) and Bylaws, all applicable company policies and all applicable laws, rules and regulations, including those promulgated by the SEC. Our nominating and corporate governance committee will evaluate such recommendations in accordance with its charter, our Bylaws and the director nominee criteria described above.

A stockholder that wants to recommend a candidate to our board of directors should direct the recommendation in writing by letter to our corporate secretary at QuantumScape Corporation, 1730 Technology Drive, San Jose, California, 95110, Attention: Corporate Secretary. Such recommendation must include the candidate’s name, home and business contact information, detailed biographical data, relevant qualifications, a signed letter from the candidate confirming willingness to serve, information regarding any relationships between the candidate and us and evidence of the recommending stockholder’s ownership of our capital stock. Such recommendation must also include a statement from the recommending stockholder in support of the candidate. Stockholder recommendations must be received by December 31st of the year prior to the year in which the recommended candidate(s) will be considered for nomination. Our nominating and corporate governance committee has discretion to decide which individuals to recommend for nomination as directors.

Under our Bylaws, stockholders may also directly nominate persons for election to our board of directors at the annual meeting of stockholders. Any nomination must comply with the requirements set forth in Bylaws, as amended from time to time and the rules and regulations of the SEC and should be sent in writing to our corporate secretary at the address above.

Corporate Governance Guidelines and Code of Business Conduct and Ethics for Employees, Executive Officers, and Directors

Our board of directors has adopted corporate governance guidelines. Our corporate governance guidelines address, among other items, the qualifications and responsibilities of our directors and director candidates, the structure and composition of our board of directors and corporate governance policies and standards applicable to us in general. In addition, our board of directors has adopted a code of business conduct and ethics (the “Code of Conduct”), applicable to all of our employees, executive officers and directors. The full text of our corporate governance guidelines and code of business conduct and ethics are available on our website at https://ir.quantumscape.com/governance/governance-documents. The nominating and corporate governance committee of our board of directors is responsible for overseeing the Code of Conduct and must approve any waivers of the Code of Conduct for employees, executive officers and directors. Any amendments to the Code of Conduct, or any waivers of its requirements, will be disclosed on our website.

Item 11. Executive Compensation.

Emerging Growth Company Status

We qualify as an “emerging growth company” under the Jumpstart Our Business Startups Act of 2012. As a result, we are permitted to and rely on exemptions from certain disclosure requirements that are applicable to other companies that are not emerging growth companies. Accordingly, we have included compensation information for only our principal executive officer and our two next most highly compensated executive officers serving at fiscal year-end and have not included a compensation discussion and analysis of our executive compensation programs or tabular compensation information other than the Summary Compensation Table and the Outstanding Equity Awards table. In addition, for so long as we are an emerging growth company, we will not be required to submit certain executive compensation matters to our stockholders for advisory votes, such as “say-on-pay” and “say-on-frequency” of say-on-pay votes.

Processes and Procedures for Compensation Decisions

To achieve our goals, we have designed, and intend to modify as necessary, our compensation and benefits program to attract, retain, incentivize and reward deeply talented and qualified executives who share our philosophy and desire to work towards achieving these goals.

We believe our compensation program should promote the success of the company and align executive incentives with the long-term interests of our stockholders. Our current compensation programs reflect our startup origins in that they consist primarily of salary and stock option awards. As our needs evolve, we intend to continue to evaluate our philosophy and compensation programs as circumstances require.

Our board of directors, with input from our President and Chief Executive Officer, has historically determined the compensation for our named executive officers.

For the year ended December 31, 2020, our named executive officers were:

•	Jagdeep Singh, President and Chief Executive Officer

•	Kevin Hettrich, Chief Financial Officer

•	Michael McCarthy, Chief Legal Officer and Head of Corporate Development

Summary Compensation Table

The following table sets forth information regarding the compensation reportable for our named executive officers for the years ended December 31, 2020 and December 31, 2019.

Name and Principal Position	Year	Salary ($)	Stock Awards ($)(1)	Option Awards ($)(1)	All Other Compensation ($)(2)	Total ($)
Jagdeep Singh President, Chief Executive Officer and Director	2020 2019	277,116 275,334	16,719,999 —	— —	55,000 —	17,052,115 275,334
Kevin Hettrich(3) Chief Financial Officer	2020	310,096	3,344,000	—	63,000	3,717,096
Michael McCarthy Chief Legal Officer and Head of Corporate Development	2020 2019	361,779 350,334	2,507,998 —	— 906,260	73,500 —	2,943,277 1,256,594

(1)

The amounts in this column represent the aggregate grant-date fair value of awards granted to each named executive officer, computed in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 718. See Note 8 to

the audited consolidated financial statements appearing at the end of the Original Filing for a discussion of the assumptions made by us in determining the grant-date fair value of our equity awards. Awards were granted prior to the closing of the Business Combination and to our Class A Common Stock becoming listed on the NYSE.
(2)

Amounts listed reflect a payment made to each of our named executive officers in order to secure his execution of an employee lock-up agreement in connection with our company’s entry into the Business Combination Agreement dated September 2, 2020.

(3)	Mr. Hettrich was not a named executive officer in 2019.

Narrative Disclosure to Summary Compensation Table

Effective July 2020, the annual base salary of each of Messrs. Hettrich and McCarthy were increased to $315,000 and $367,500, respectively. Effective January 2021, the annual base salary of each of our named executive officers was increased to $375,000.

Executive Letter Agreements

Other than Messrs. Hettrich and McCarthy, our named executive officers have not entered into employee agreements with us. Details of the current agreements for Messrs. Hettrich and McCarthy are outlined below.

Agreement with Kevin Hettrich

On October 14, 2011, Kevin Hettrich entered into an offer letter with Legacy QuantumScape to initially serve as Product Marketing Manager (the “Hettrich Offer Letter”). The Hettrich Offer Letter has no specific term and provides that Mr. Hettrich is an at-will employee. The Hettrich Offer Letter contains customary confidentiality, non-solicitation and intellectual property assignment provisions.

Agreement with Michael McCarthy

On January 15, 2013, Michael McCarthy entered into an offer letter with Legacy QuantumScape to initially serve as General Counsel (the “McCarthy Offer Letter”). The McCarthy Offer Letter has no specific term and provides that Mr. McCarthy is an at-will employee. The McCarthy Offer Letter contains customary confidentiality, non-solicitation and intellectual property assignment provisions.

Base Salary

Base salary is set at a level that is commensurate with the executive’s duties and authorities, contributions, prior experience and sustained performance.

Nonequity Incentive Plan Compensation

Prior to 2021, we had no formal arrangements with our named executive officers providing for nonequity incentive plan compensation. In March 2021, our board of directors adopted our Employee Incentive Compensation Plan, or our Bonus Plan. Pursuant to the Bonus Plan, the Compensation Committee, in its sole discretion, establishes a target award for each participant and a bonus pool, with actual awards payable from such bonus pool, with respect to the applicable performance period. The Compensation Committee determines the performance goals applicable to any award, which goals may include, without limitation, a variety of performance, operational, developmental, and financial goals, and individual objectives such as peer reviews or other subjective or objective criteria. The performance goals may differ from participant to participant and from award to award.

Stock Option Awards

Stock options and restricted stock units were granted to our named executive officers under Legacy QuantumScape’s 2010 Equity Incentive Plan (the “2010 Plan”).

Legacy QuantumScape 2010 Equity Incentive Plan

The 2010 Plan allowed Legacy QuantumScape to provide incentive stock options, within the meaning of Section 422 of the Internal Revenue Code (the “Code”), nonstatutory stock options, stock appreciation rights, restricted stock awards and restricted stock units (each, an “award” and the recipient of such award, a “participant”) to eligible employees, directors, and consultants of Legacy QuantumScape and any parent or subsidiary of Legacy QuantumScape. The 2010 Plan was terminated in connection with the Business Combination and we will not grant any additional awards under the 2010 Plan hereafter. However, the 2010 Plan will continue to govern the terms and conditions of the outstanding awards previously granted under the 2010 Plan.

Plan Administration

The 2010 Plan was administered by the board of directors of Legacy QuantumScape or one or more of its committees and will continue to be administered by our board of directors or one or more of its committees. Different committees administered the 2010 Plan with respect to different service providers. The administrator has all authority and discretion necessary or appropriate to administer the 2010 Plan and to control its operation, including the authority to construe and interpret the terms of the 2010 Plan and the awards granted under the 2010 Plan. The administrator’s decisions are final and binding on all participants and any other persons holding awards.

The administrator’s powers include the power to institute an exchange program under which (i) outstanding awards are surrendered or cancelled in exchange for awards of the same type (which may have higher or lower exercise prices and different terms), awards of a different type or cash, (ii) participants would have the opportunity to transfer any outstanding awards to a financial institution or other person or entity selected by the administrator or (iii) the exercise price of an outstanding award is increased or reduced. The administrator’s powers also include the power to prescribe, amend and rescind rules and regulations relating to the 2010 Plan, to modify or amend each award and to make all other determinations deemed necessary or advisable for administering the 2010 Plan.

Eligibility

Employees, directors and consultants of Legacy QuantumScape or its parent or subsidiary companies were eligible to receive awards, provided such consultants render bona fide services not in connection with the offer and sale of securities in a capital-raising transaction and did not directly promote or maintain a market for Legacy QuantumScape securities. Only employees of Legacy QuantumScape or its parent or subsidiary companies were eligible to receive incentive stock options.

Stock Options

Stock options were granted under the 2010 Plan. Subject to the provisions of the 2010 Plan, the administrator determined the term of an option, the number of shares and the class of shares subject to an option, and the time period in which an option may be exercised.

The term of an option is stated in the applicable award agreement, but the term of an option may not exceed 10 years from the grant date. The administrator determined the exercise price of options, which generally was not less than 100% of the fair market value of Legacy QuantumScape’s common stock on the grant date, unless expressly determined in writing by the administrator on the option’s grant date. However, an incentive stock option granted to an individual who directly or by attribution owned more than 10% of the total combined voting power of all of Legacy QuantumScape’s classes of stock or of any of Legacy QuantumScape’s parent or subsidiary had a term of no longer than 5 years from the grant date and have an exercise price of at least 110% of the fair market value of Legacy QuantumScape’s common stock on the grant date. In addition, to the extent that the aggregate fair market value of the shares with respect to which incentive stock options are exercisable for the first time by an employee during any calendar year (under all our plans and any parent or subsidiary) exceeds $100,000, such options will be treated as nonstatutory stock options.

The administrator determines how a participant may pay the exercise price of an option, and the permissible methods are generally set forth in the applicable award agreement. If a participant’s status as a “service provider” (as defined in the 2010 Plan) terminates, that participant may exercise the vested portion of his or her option for the period of time stated in the applicable award agreement. Vested options generally will remain exercisable for three months or such longer or shorter period of time as set forth in the applicable award agreement if a participant’s status as a service provider terminates for a reason other than death or disability. If a participant’s status as a service provider terminates due to death or disability, vested options generally will remain exercisable for twelve months from the date of termination (or such other longer or shorter period as set forth in the applicable award agreement). In no event will an option remain exercisable beyond its original term. If a participant does not exercise his or her option within the time specified in the award agreement, the option will terminate. Except as described above, the administrator has the discretion to determine the post-termination exercisability periods for an option.

Non-Transferability of Awards

Unless determined otherwise by the administrator, awards may not be sold, pledged, assigned, hypothecated or otherwise transferred in any manner other than by will or by the laws of descent and distribution. In addition, during an applicable participant’s lifetime, only that participant may exercise their award. In the case of awards issued to California residents, if the administrator makes an award transferable, such award may only be transferred (i) by will, (ii) by the laws of descent and distribution or (iii) as permitted by Rule 701 of the Securities Act of 1933, as amended.

Certain Adjustments

If there was a dividend or other distribution (whether in the form of cash, shares, other securities or other property), recapitalization, stock split, reverse stock split, reorganization, merger, consolidation, split-up, spin-off, combination, repurchase, exchange of shares or our other securities or other change in our corporate structure affecting the shares, the administrator, in order to prevent diminution or enlargement of the benefits or potential benefits intended to be made available under the 2010 Plan, would adjust the number and class of shares that could be delivered under the 2010 Plan and/or the number, class, and price of shares covered by each outstanding award. In the case of awards issued to California residents, the administrator would make such adjustments to an award required by Section 25102(o) of the California Corporations Code to the extent we were relying upon the exemption afforded thereby with respect to the award. The administrator’s determination regarding such adjustments was final, binding and conclusive.

Dissolution or Liquidation

In the event of our proposed dissolution or liquidation, the administrator will notify each participant as soon as practicable prior to the effective date of such proposed transaction. To the extent it has not been previously exercised, an award will terminate immediately prior to the consummation of such proposed action.

Merger and Change of Control

In the event of a merger or a “change in control” (as defined in the 2010 Plan), each outstanding award will be treated as the administrator determines, including, without limitation, that (i) awards will be assumed, or substantially equivalent awards will be substituted, by the acquiring or succeeding corporation (or an affiliate thereof) with appropriate adjustments as to the number and kind of shares and prices; (ii) upon written notice to a participant, the participant’s awards will terminate upon or immediately prior to the consummation of such merger or change in control; (iii) outstanding awards will vest and become exercisable, realizable or payable, or restrictions applicable to an award will lapse, in whole or in part, prior to or upon consummation of such merger or change in control, and, to the extent the administrator determines, terminate upon or immediately prior to the effectiveness of such merger or change in control; (iv) (A) the termination of an award in exchange for an amount of cash or property, if any, equal to the amount that would have been attained upon the exercise of such award or realization of the participant’s rights as of the date of the occurrence of the transaction (and, for the avoidance of doubt, if as of the date of the occurrence of the transaction the administrator determines in good faith that no amount would have been attained upon the exercise of such award or realization of the participant’s rights, then such award may be terminated by us without payment) or (B) the replacement of such award with other rights or property selected by the administrator in its sole discretion; or (v) any combination of the foregoing. The administrator will not be obligated to treat all awards, all awards a participant holds or all awards of the same type, similarly.

In the event that the successor corporation does not assume or substitute for an award (or portion thereof), the participant will fully vest in and have the right to exercise all of his or her outstanding options and stock appreciation rights, including shares as to which such awards would not otherwise be vested or exercisable, all restrictions on restricted stock and restricted stock units will lapse, and, with respect to awards with performance-based vesting, all performance goals or other vesting criteria will be deemed achieved at 100% of target levels and all other terms and conditions met. In addition, if an option or stock appreciation right is not assumed or substituted in the event of a merger or change in control, the administrator will notify the participant in writing or electronically that the option or stock appreciation right will be exercisable for a period of time determined by the administrator in its sole discretion, and the option or stock appreciation right will terminate upon the expiration of such period.

Amendment and Termination

Our board of directors may, at any time, terminate or amend the 2010 Plan in any respect, including, without limitation, amendment of any form of award agreement or instrument to be executed pursuant to the 2010 Plan. To the extent necessary and desirable to comply with applicable laws, we would obtain stockholder approval of any amendment to the 2010 Plan. No amendment or alteration of the 2010 Plan would impair the rights of a participant, unless mutually agreed otherwise between the participant and the administrator in writing. As of November 25, 2020, the 2010 Plan terminated and no further awards will be granted thereunder. All outstanding awards will continue to be governed by their existing terms.

QuantumScape 2020 Equity Incentive Plan

On November 25, 2020, our 2020 Equity Incentive Plan (the “2020 Plan”) became effective. The 2020 Plan was approved by our stockholders at the special meeting held on November 25, 2020 (the “Special Meeting”). The purposes of the 2020 Plan are to attract and retain personnel for positions with us, any parent or subsidiary, and any entity that is in control of, is controlled by or is under common control with us (such entities are referred to herein as, the company group); to provide additional incentive to employees, directors, and consultants; and to promote the success of our business. These incentives will be provided through the grant of stock options, stock appreciation rights, restricted stock, restricted stock units, and performance awards as the administrator of the 2020 Plan may determine.

Authorized Shares

Subject to the adjustment provisions contained in the 2020 Plan and the evergreen provision described below, the maximum number of shares of Class A Common Stock that may be issued pursuant to awards under the 2020 Plan is (i) 41,500,000 shares of Class A Common Stock, plus (ii) any shares of Class A Common Stock subject to stock options, restricted stock units or other awards that were assumed in the merger and terminate as a result of being unexercised or are forfeited to or repurchased by us, with the maximum number of shares to be added to the 2020 Plan pursuant to clause (ii) equal to 69,846,580 shares of Class A Common Stock. The 2020 Plan also includes an evergreen provision that provides for an automatic annual increase to the number of shares of Class A Common Stock available for issuance under the 2020 Plan on the first day of each fiscal year beginning with the 2021 fiscal year, equal to the least of:

•	41,500,000 shares of Class A Common Stock;

•	5% of the total number of shares of all classes of Common Stock as of the last day of our immediately preceding fiscal year; or

•	Such lesser amount determined by the administrator.

The 2020 Plan provides that the evergreen provision will terminate following the increase on the first day of the 2030 fiscal year.

Generally, if an award expires or becomes unexercisable without having been exercised in full, is surrendered under an exchange program described below, or, with respect to restricted stock, restricted stock units or performance awards, is forfeited to or reacquired by us due to the failure to vest, the unpurchased shares (or for awards other than options or stock appreciation rights, the forfeited or repurchased shares) that were subject to such awards will become available for future grant or sale under the 2020 Plan (unless it has terminated). With respect to stock appreciation rights, only shares actually issued will cease to be available. Shares that actually have been issued under the 2020 Plan under any award will not be returned to the 2020 Plan and will not become available for future distribution under the 2020 Plan; provided, however, that if shares issued pursuant to awards of restricted stock, restricted stock units, performance shares or performance units are repurchased by us or are forfeited to us, such shares will become available for future grant under the 2020 Plan. Shares used to pay the exercise price of an award or to satisfy the tax withholding obligations related to an award will become available for future grant or sale. To the extent an award is paid out in cash rather than shares, such cash payment will not reduce the number of shares available for issuance. If the board of directors, or a committee appointed by the board of directors, grants awards in substitution for equity compensation awards outstanding under a plan maintained by an entity acquired by or that becomes a part of any member of the company group, the grant of those substitute awards will not decrease the number of shares available for issuance under the 2020 Plan.

If any extraordinary dividend or other extraordinary distribution (whether in cash, shares, other securities, or other property), recapitalization, stock split, reverse stock split, reorganization, merger, consolidation, split-up, spin-off, combination, reclassification, repurchase, or exchange of shares or other of our securities, issuance of warrants or other rights to acquire our securities, other change in our corporate structure affecting the shares, or any similar equity restructuring transaction affecting the shares occurs, the administrator, to prevent diminution or enlargement of the benefits or potential benefits intended to be provided under the 2020 Plan, will adjust the number and class of shares that may be delivered under the 2020 Plan; the number, class, and price of shares covered by each outstanding award; and the numerical share limits contained in the 2020 Plan.

Plan Administration

Our board of directors or a committee appointed by the board of directors administers the 2020 Plan and are referred to as the administrator. Different administrators may administer the 2020 Plan with respect to different groups of service providers. Our board of directors may retain the authority to concurrently administer the 2020 Plan and revoke the delegation of some or all authority previously delegated.

Subject to the terms of the 2020 Plan and applicable laws, the administrator generally will have the power in its sole discretion to make any determinations and perform any actions deemed necessary or advisable for administering the 2020 Plan. The administrator will have the power to administer the 2020 Plan, including but not limited to the power to construe and interpret the 2020 Plan and awards granted under the 2020 Plan, and determine the terms of awards, including but not limited to the exercise price (if any), the number of shares of Class A Common Stock subject to each award, the time when awards may vest or be exercised (including the ability to accelerate the vesting and exercisability of awards), and the form of consideration payable upon exercise, if applicable. The administrator may select the service providers to whom awards may be granted and approve forms of awards agreements under the 2020 Plan. The administrator will also have the authority to amend awards (including but not limited to the discretionary authority to extend the post-termination exercisability period of awards and to extend the maximum term of an option) and to temporarily suspend the exercisability of an award if the administrator deems such suspension to be necessary or appropriate for administrative purposes, subject to the provisions of the 2020 Plan. The administrator may institute and determine the terms and conditions of an exchange program under which (i) outstanding awards are surrendered or cancelled in exchange for awards of the same type (which may have higher or lower exercise prices and different terms), awards of a different type, and/or cash, (ii) participants have the opportunity to transfer any outstanding awards to a financial institution or other person or entity selected by the administrator, (iii) and/or the exercise price of an outstanding award is increased or reduced. Unless a participant is on an approved leave of absence, the administrator will have sole discretion to determine the date on which a participant stops actively providing services to us or the company group. The administrator’s decisions, determinations, and interpretations are final and binding on all participants and any other holders of awards.

Stock Options

Options may be granted under the 2020 Plan. Subject to the provisions of the 2020 Plan, the administrator will determine the terms and conditions of options, including when such options vest and become exercisable (and the administrator will have the discretion to accelerate the time at which such options will vest or become exercisable). The per share exercise price of any option generally must be at least 100% of the fair market value of a share on the date of grant, and the term of an incentive stock option may not be more than 10 years. However, with respect to any incentive stock option granted to an individual who owns 10% of the voting power of all classes of our stock or any of our parent or subsidiary corporations, the term of such option must not exceed 5 years, and the per share exercise price of such incentive stock option must be at least 110% of the fair market value of a share on the grant date. After a participant’s service terminates, he or she generally may exercise the vested portion of his or her option for the period of time stated in his or her option agreement. Generally, the fair market value of a share is the closing sales price of a share on the relevant date as quoted on the NYSE. In no event may an option be exercised later than the expiration of its term, except in certain circumstances where the expiration occurs during a period where exercise is not permitted under applicable law, as described more fully in the 2020 Plan. Subject to the provisions of the 2020 Plan, the administrator will determine the other terms of options, including but not limited to the acceptable forms of consideration for exercising an option.

Stock Appreciation Rights

Stock appreciation rights may be granted under the 2020 Plan. Stock appreciation rights allow the recipient to receive the appreciation in the fair market value of Class A Common Stock between the exercise date and the date of grant. Subject to the provisions of the 2020 Plan, the administrator will determine the terms and conditions of stock appreciation rights, including when such rights vest and become exercisable (and the administrator will have the discretion to accelerate the time at which such rights will vest or become exercisable) and whether to pay any increased appreciation in cash, shares, or a combination of both. The per share exercise price of a stock appreciation right must be at least 100% of the fair market value a share on the date of grant with respect to U.S. taxpayers, and the term of a stock appreciation right will be 10 years. After a participant’s service terminates, he or she generally may exercise the vested portion of his or her stock appreciation right for the period of time stated in his or her option agreement. However, in no event may a stock appreciation right be exercised later than the expiration of its terms, except in certain circumstances where the expiration occurs during a period where exercise is not permitted under applicable law, as described more fully in the 2020 Plan.

Restricted Stock

Restricted stock may be granted under the 2020 Plan. Restricted stock awards are grants of shares that vest in accordance with terms and conditions established by the administrator. The administrator will determine the number of shares of restricted stock granted to any employee, director or consultant. The administrator may impose whatever conditions to vesting it determines to be appropriate (for example, the administrator may set restrictions based on the achievement of specific performance goals or continued service to us or members of the company group), and the administrator will have the discretion to accelerate the time at which any restrictions will lapse or be removed. Recipients of restricted stock awards generally will have voting but will not have dividend rights with respect to such shares upon grant without regard to the restriction, unless the administrator provides otherwise. Shares of restricted stock as to which the restrictions have not lapsed are subject to our right of repurchase or forfeiture.

Restricted Stock Units

Restricted stock units may be granted under the 2020 Plan. Restricted stock units are bookkeeping entries representing an amount equal to the fair market value of one Share (as defined under the 2020 Plan). The administrator will determine the terms and conditions of restricted stock units including the vesting criteria (which may include accomplishing specified performance criteria or continued service to us) and the form and timing of payment. The administrator will have the discretion to accelerate the time at which any restrictions will lapse or be removed and to settle earned restricted stock units in cash, shares, or a combination of both.

Performance Awards

Performance awards may be granted under the 2020 Plan. Performance awards are awards that will result in a payment to a participant only if objectives established by the administrator are achieved or the awards otherwise vest. The administrator will establish organizational or individual performance objectives in its discretion, which, depending on the extent to which they are met, will determine the value of the payout for the performance awards to be paid out to participants. The administrator will have the discretion to reduce or waive any performance objectives or other vesting provisions for performance awards. Performance awards will have a threshold, target, and maximum payout value established by the administrator on or before to the grant date. The administrator will have the discretion to pay earned performance awards in the form of cash, shares, or in some combination of both.

Outside Directors

The 2020 Plan provides that any outside director, in any fiscal year, may not be paid, issued or granted cash compensation and equity awards under the 2020 Plan with an aggregate value of more than $750,000, increased to $1,000,000 in connection with the outside director’s initial service, with the value of each equity award based on its grant date fair value. For purposes of this limitation, the grant date fair value is determined in accordance with generally accepted accounting principles (“GAAP”). Any cash compensation or equity awards granted under the 2020 Plan to an outside director for his or her services as an employee, or for his or her services as a consultant (other than as an outside director), will not count for purposes of the limitation. The maximum limit does not reflect the intended size of any potential compensation or equity awards to our outside directors.

Non-Transferability of Awards

Unless the administrator provides otherwise, the 2020 Plan generally does not allow for the transfer or disposal of awards and only the recipient of an award may exercise an award during his or her lifetime. Any unauthorized transfer will be void.

Dissolution or Liquidation

If we experience a proposed liquidation or dissolution, the administrator will notify participants at such time before the effective date of such event as the administrator determines and all awards, to the extent that they have not been previously exercised, will terminate immediately before the consummation of such event.

Merger or Change in Control

The 2020 Plan provides that if we engage in a merger or a “change in control” (as defined under the 2020 Plan), each outstanding award will be treated as the administrator determines (subject to the following paragraph) without a participant’s consent, including that an award be continued by the successor corporation or that vesting of awards may accelerate automatically upon consummation of the transaction. The administrator will not be required to treat all awards, portions of awards or participants similarly and may modify awards, subject to the provisions of the 2020 Plan.

If the successor corporation does not continue an award (or some portion of such award), the participant will fully vest in (and have the right to exercise) 100% of the then-unvested shares subject to his or her outstanding options and stock appreciation rights, all restrictions on 100% of the participant’s outstanding restricted stock and restricted stock units will lapse, and, regarding 100% of participant’s outstanding awards with performance-based vesting, all performance goals or other vesting criteria will be treated as achieved at 100% of target levels and all other terms and conditions met. In no event will vesting of an award accelerate as to more than 100% of the award. If options or stock appreciation rights are not continued when a change in control or a merger of us with or into another corporation or other entity occurs, the administrator will notify the participant in writing or electronically that the participant’s vested options or stock appreciation rights (after considering the foregoing vesting acceleration, if any) will be exercisable for a period of time determined by the administrator in its sole discretion and all of the participant’s options or stock appreciation rights will terminate upon the expiration of such period (whether vested or unvested).

With respect to awards held by an outside director, in the event of a change in control, the outside director will fully vest in and have the right to exercise his or her options and/or stock appreciation rights, all restrictions on his or her restricted stock and restricted stock units will lapse, and, with respect to awards with performance-based vesting, all performance goals or other vesting criteria will be deemed achieved at 100% of target levels and all other terms and conditions met, unless specifically provided otherwise under the applicable award agreement or other written agreement with the participant.

Forfeiture and Clawback

All awards granted under the 2020 Plan will be subject to recoupment under any clawback policy that we are required to adopt under applicable law or listing standards. In addition, the administrator may provide in an award agreement that the recipient’s rights, payments, and benefits with respect to such award shall be subject to reduction, cancellation, forfeiture, or recoupment upon the occurrence of specified events. If we are required to prepare an accounting restatement due to our material noncompliance with any applicable securities laws as a result of a participant’s misconduct or if a participant is subject to forfeiture under applicable law, the participant must reimburse us in the amount of any payment in settlement of an award earned or accrued during the 12-month period following the first public issuance or filing with the SEC (whichever first occurred) of the financial document embodying such financial reporting requirement.

Amendment or Termination

The 2020 Plan became effective upon the Business Combination and will continue in effect until terminated by the administrator, however no incentive stock options may be granted after the ten (10) year anniversary of the adoption of the 2020 Plan by our board of directors, and the evergreen feature of the 2020 Plan will terminate following the increase on the first day of the 2030 fiscal year. In addition, our board of directors will have the authority to amend, suspend, or terminate the 2020 Plan, but such action generally may not materially impair the rights of any participant without his or her written consent.

QuantumScape 2020 Employee Stock Purchase Plan

On November 25, 2020, our 2020 Employee Stock Purchase Plan (the “ESPP”) became effective. The ESPP Plan was approved by our stockholders at the Special Meeting. The purpose of the ESPP is to provide eligible employees with an opportunity to purchase shares of our Class A Common Stock through accumulated contributions, which generally will be made through payroll deductions. The ESPP permits the administrator (as discussed below) to grant purchase rights that qualify for preferential tax treatment under Section 423 of the Code. In addition, the ESPP authorizes the grant of purchase rights that do not qualify under Code Section 423 pursuant to rules, procedures or sub-plans adopted by the administrator that are designed to achieve desired tax or other objectives.

Shares Available for Issuance

The maximum number of shares of Class A Common Stock available for issuance under the ESPP is 7,600,000 shares. The shares may be authorized, but unissued, or reacquired Class A Common Stock. The number of shares of Class A Common Stock available for issuance under the ESPP will be increased on the first day of each fiscal year beginning with the 2021 fiscal year equal to the least of (i) 7,600,000 shares of Class A Common Stock, (ii) one percent (1%) of the outstanding shares of Class A Common Stock on the last day of the immediately preceding fiscal year, or (iii) an amount determined by the administrator.

We are currently unable to determine how long this share reserve may last because the number of shares that will be issued in any year or offering period depends on a variety of factors that cannot be predicted with certainty, including, for example, the number of employees who elect to participate in the ESPP, the level of contributions made by participants and the future price of shares of Class A Common Stock.

Administration

The ESPP will be administered by the board of directors or a committee appointed by the board of directors that is constituted to comply with applicable laws (including the compensation committee). We expect the compensation committee to be the administrator of the ESPP. Subject to the terms of the ESPP, the administrator will have full and exclusive discretionary authority to construe, interpret and apply the terms of the ESPP, to delegate ministerial duties to any of our employees, to designate separate offerings under the ESPP, to designate subsidiaries and affiliates as participating in the Section 423 Component and the Non-Section 423 Component, to determine eligibility, to adjudicate all disputed claims filed under the ESPP and to establish such procedures that it deems necessary or advisable for the administration of the ESPP. The administrator is authorized to adopt rules and procedures in order to: determine eligibility to participate, determine the definition of compensation for the purposes of contributions to the ESPP, handle contributions to the ESPP, coordinate the making of contributions to the ESPP, establish bank or trust accounts to hold contributions to the ESPP, effect the payment of interest, effect the conversion of local currency, satisfy obligations to pay payroll tax, determine beneficiary designation requirements, implement and determine withholding procedures and determine procedures for the handling of stock certificates that vary with applicable local requirements. The administrator will also be authorized to determine that, to the extent permitted by applicable law, the terms of a purchase right granted under the ESPP or an offering to citizens or residents of a non-U.S. jurisdiction will be less favorable than the terms of options granted under the ESPP or the same offering to employees resident solely in the United States. Every finding, decision and determination made by the administrator will, to the full extent permitted by law, be final and binding upon all parties.

Eligibility

Generally, all of our employees will be eligible to participate if they are customarily employed by us, or any participating subsidiary or affiliate, for at least 20 hours per week and more than five months in any calendar year. The administrator, in its discretion, may, prior to an enrollment date, for all options to be granted on such enrollment date in an offering, determine that an employee who (i) has not completed at least two years of service (or a lesser period of time determined by the administrator) since his or her last hire date, (ii) customarily works not more than 20 hours per week (or a lesser period of time determined by the administrator), (iii) customarily works not more than five months per calendar year (or a lesser period of time determined by the administrator), (iv) is a highly compensated employee within the meaning of Section 414(q) of the Code, or (v) is a highly compensated employee within the meaning of Section 414(q) of the Code with compensation above a certain level or is an officer or subject to disclosure requirements under Section 16(a) of the Exchange Act, is or is not eligible to participate in such offering period.

However, an employee may not be granted rights to purchase shares of Class A Common Stock under the ESPP if such employee:

•

immediately after the grant would own capital stock and/or hold outstanding options to purchase such stock possessing 5% or more of the total combined voting power or value of all our classes of capital stock or of any of our parents or subsidiaries; or

•

holds rights to purchase shares of any classes of our capital stock under all of our employee stock purchase plans or any of our parents or subsidiaries that accrue at a rate that exceeds $25,000 worth of shares of any classes of our capital stock for each calendar year in which such rights are outstanding at any time.

Offering Periods

The ESPP will include a component that allows us to make offerings intended to qualify under Section 423 of the Code and a component that allows us to make offerings not intended to qualify under Section 423 of the Code to designated companies, as described in the ESPP. Offering periods will begin and end on such dates as may be determined by the administrator in its discretion, in each case on a uniform and nondiscriminatory basis, and may contain one or more purchase periods. The administrator may change the duration of offering periods (including commencement dates) with respect to future offerings so long as such change is announced prior to the scheduled beginning of the first offering period affected. No offering period may last more than 6 months.

Contributions

The ESPP will permit participants to purchase shares of Class A Common Stock through contributions (in the form of payroll deductions or otherwise to the extent permitted by the administrator) of up to 15% of their eligible compensation, or such other limit established by the administrator from time to time in its discretion and on a uniform and nondiscretionary basis for all options to be granted on an enrollment date in an offering, which includes a participant’s base straight time gross earnings but excludes payments for commissions, incentive compensation, bonuses, payments for overtime and shift premium, equity compensation income and other similar compensation. Unless otherwise determined by the administrator, during any offering period, a participant may not increase the rate of his or her contributions and may only decrease the rate of his or her contributions (including to 0%) one time.

Exercise of Purchase Right

Amounts contributed and accumulated by the participant will be used to purchase shares of Class A Common Stock at the end of each purchase period. A participant may purchase a maximum number of shares of Class A Common Stock during a purchase period as determined by the administrator in its discretion and on a uniform and nondiscriminatory basis. The purchase price of the shares will be determined by the administrator from time to time, in its discretion and on a uniform and nondiscriminatory basis for all options to be granted on an enrollment date, provided that in no event may the purchase price be less than 85% of the lower of the fair market value of Class A Common Stock on the first trading day of the offering period or on the exercise date, which is generally the last trading day of a purchase period. Participants may end their participation at any time during an offering period and will be paid their accrued contributions that have not yet been used to purchase shares of Class A Common Stock. Participation ends automatically upon termination of employment with us.

Termination of Participation

Participation in the ESPP generally will terminate when a participating employee’s employment with us or a designated company ceases for any reason, the employee withdraws from the ESPP or we terminate or amend the ESPP such that the employee no longer is eligible to participate. An employee may withdraw his or her participation in the ESPP at any time in accordance with procedures, and prior to any applicable deadline, specified by the administrator. Upon withdrawal from the ESPP, in general the employee will receive all amounts credited to his or her account without interest (unless otherwise required under applicable law) and his or her payroll withholdings or contributions under the ESPP will cease.

Non-Transferability

Neither contributions credited to a participant’s account nor rights to purchase shares of Class A Common Stock and any other rights and interests under the ESPP may be assigned, transferred, pledged or otherwise disposed of (other than by will, the laws of descent and distribution or beneficiary designation in the event of death). Any attempt at such prohibited disposition will be without effect, except that we may treat such act as an election to withdraw participation.

Certain Transactions

In the event that any dividend or other distribution (whether in the form of cash, Class A Common Stock, other securities, or other property), recapitalization, stock split, reverse stock split, reorganization, merger, consolidation, split-up, spin-off, combination, reclassification, repurchase, or exchange of shares of Class A Common Stock or our other securities, or other change in our corporate structure affecting the Class A Common Stock occurs (other than any ordinary dividends or other ordinary distributions), the administrator, in order to prevent diminution or enlargement of the benefits or potential benefits intended to be made available under the ESPP in such manner it may deem equitable, will adjust the number and class of Class A Common Stock that may be delivered under the ESPP, the purchase price per share, the number of shares of Class A Common Stock covered by each purchase right under the ESPP that has not yet been exercised, and the numerical limits of the ESPP.

In the event of our proposed dissolution or liquidation, any ongoing offering periods will be shortened and will terminate immediately before consummation of the proposed dissolution or liquidation following the purchase of shares of Class A Common Stock under the shortened offering periods, unless provided otherwise by the administrator. Prior to the new exercise date, the administrator will notify participants regarding the new exercise date and the exercise to occur on such date.

In the event of a merger or “change in control” (as defined in the ESPP), each outstanding option under the ESPP will be assumed or substituted for by the successor corporation or its parent or subsidiary. In the event that options are not assumed or substituted for, the offering period will be shortened by setting a new exercise date on which the offering period will end, which will occur prior to the closing of the merger or change in control. Prior to the new exercise date, the administrator will notify participants regarding the new exercise date and the exercise to occur on such date.

Amendment; Termination

The administrator will have the authority to amend, suspend or terminate the ESPP. The ESPP automatically will terminate in 2040, unless we terminate it sooner. If the administrator determines that the ongoing operation of the ESPP may result in unfavorable financial accounting consequences, the administrator may modify, amend or terminate the ESPP to reduce or eliminate such accounting consequence. If the ESPP is terminated, the administrator in its discretion may terminate all outstanding offering periods either immediately or after consummation of the purchase of shares of Class A Common Stock under the ESPP (which may be adjusted to occur sooner than originally scheduled), or in accordance with their terms. If options are terminated prior to their expiration, then all amounts credited to participants that have not been used to purchase shares of Class A Common Stock will be returned, without interest (unless otherwise required under applicable law), as soon as administratively practicable.

Other Compensation

Benefits and Perquisites

We provide benefits to our named executive officers on the same basis as provided to all of our employees, including health, dental and vision insurance; life insurance; accidental death and dismemberment insurance; critical illness insurance; short-and long-term disability insurance; a health savings account; a wellness incentive; and a tax-qualified Section 401(k) plan for which no match by us is provided. We do not maintain any executive-specific benefit or perquisite programs.

Retirement Benefits

We provide a tax-qualified Section 401(k) plan for all employees, including the named executive officers. We do not provide a match for participants’ elective contributions to the 401(k) plan, nor do we provide to employees, including our named executive officers, any other retirement benefits, including but not limited to tax-qualified defined benefit plans, supplemental executive retirement plans and nonqualified defined contribution plans.

Outstanding Equity Awards at 2020 Year End

The following table presents information regarding outstanding equity awards held by our named executive officers as of December 31, 2020.

	Option Awards					Stock Awards
Name	Grant Date	Number of Securities Underlying Unexercised Options Exercisable (#)(1)	Number of Securities Underlying Unexercised Options Unexercisable (#)	Option Exercise Price ($)(2)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)(3)
Jagdeep Singh(4)(6)	04/08/2013	2,010,874	—	0.64	04/07/2023	—	—
Jagdeep Singh(5)(6)	08/19/2016	2,499,520	—	1.31	08/19/2026	—	—
Jagdeep Singh(6)(7)	03/15/2017	5,957,193	541,560	1.33	03/15/2027	—	—
Jagdeep Singh(6)(8)	08/07/2020	—	—	—	—	4,021,750	16,719,999
Kevin Hettrich(6)(9)	05/03/2016	265,680	—	1.31	05/03/2026	—	—
Kevin Hettrich(6)(10)	03/15/2017	420,631	46,920	1.33	03/15/2027	—	—
Kevin Hettrich(6)(11)	06/05/2019	150,816	251,358	2.38	06/05/2029	—	—
Kevin Hettrich(6)(12)	08/07/2020	—	—	—	—	804,350	3,344,000
Michael McCarthy(6)(13)	05/01/2013	124,673	—	0.64	04/30/2023	—	—
Michael McCarthy(6)(14)	09/18/2013	603,262	—	0.64	09/17/2023	—	—
Michael McCarthy(15)	02/27/2015	333,804	—	1.05	02/26/2025	—	—
Michael McCarthy(6)(16)	05/03/2016	100,542	—	1.31	05/03/2026	—	—
Michael McCarthy(6)(10)	03/15/2017	611,977	55,632	1.33	03/15/2027	—	—
Michael McCarthy(6)(11)	06/05/2019	226,224	377,037	2.38	06/05/2029	—	—
Michael McCarthy(6)(12)	08/07/2020	—	—	—	—	603,262	2,507,998

(1)	All stock options were granted pursuant to the 2010 Plan.
(2)	This column represents the fair market value of a share of common stock on the date of the grant, as determined by our board of directors.
(3)	The amounts in this column represent the aggregate grant-date fair value of awards granted to each named executive officer, computed in accordance with the FASB ASC Topic 718. See Note 9 to the audited consolidated financial statements included in the Original Filing for a discussion of the assumptions made by us in determining the grant-date fair value of our equity awards.
(4)	75% of these option shares vested on February 13, 2016, and the remainder were vested by February 13, 2017.
(5)	These option shares vested by December 10, 2018.
(6)	The equity award is eligible for accelerated vesting in the event the named executive officer’s employment is terminated in a qualifying termination in connection with a change in control. The acceleration rights are described below under “Executive Compensation—Potential Payments upon Termination or Change in Control.”
(7)	These option shares vested as to 1/48th of the total shares subject to the option on May 1, 2017, and the remainder vested and will vest on each monthly anniversary thereafter, subject to the optionee’s continued service through each vesting date.
(8)	1/8th of the restricted stock units vest on February 15, 2021 and 1/16th vest quarterly thereafter, subject to the holder’s continued service through each vesting date.
(9)	These option shares vested on April 27, 2019.
(10)	These option shares vested as to 1/48th of the total shares subject to the option on May 1, 2017, and the remainder vested and will vest on each monthly anniversary thereafter, subject to the optionee’s continued service through each vesting date.
(11)	These option shares vested as to 1/48th of the total shares subject to the option on June 5, 2019, and the remainder vested and will vest on each monthly anniversary thereafter, subject to the optionee’s continued service through each vesting date.

(12)	1/6th of the RSUs vest on February 15, 2021 and 1/12th vest quarterly thereafter, subject to the holder’s continued service as of each vesting date.
(13)	25% of these option shares vested on April 8, 2014, and the remainder were vested by April 8, 2017.
(14)	25% of these option shares vested on September 18, 2014, and the remainder were vested by September 18, 2017.
(15)	These option shares vested on February 27, 2018.
(16)	These option shares vested on February 18, 2019.

Potential Payments upon Termination or Change in Control

Prior to 2021, we did not have a formal plan with respect to severance benefits payable to our named executive officers and other key employees. From time to time, we granted equity awards to, or entered into offer letters with, certain key employees, including our named executive officers, that provide for accelerated vesting of equity awards in the event such key employee’s employment was involuntarily terminated under certain circumstances related to a change in control.

In March 2021, our board of directors approved, and we entered into change in control and severance agreements (each a “CIC Agreement”) with each of our named executive officers, which require us to make specific payments and benefits in connection with the termination of such named executive officers’ employment under certain circumstances. These CIC Agreements superseded any other agreement or arrangement relating to severance benefits with these named executive officers or any terms of their option agreements related to vesting acceleration or other similar severance-related terms.

The CIC Agreements will remain in effect for an initial term of three years. At the end of the initial term, each CIC Agreement will automatically renew for an additional one-year period unless either party provides notice of nonrenewal within 90 days prior to the date of the automatic renewal. The CIC Agreements also acknowledge that each of these named executive officers is an at-will employee, whose employment can be terminated at any time. In order to receive the severance benefits described below, each of these named executive officers is obligated to execute a release of claims against us.

In the event of a termination of employment without “cause” (as defined in the CIC Agreement) outside of the “change in control period” (as generally defined below), such named executive officer will receive the following:

•	continued base salary for 12 months (or 6 months for named executive officers other than our Chief Executive Officer);

•	up to 50% of each named executive officer’s potential bonus, in the discretion of our compensation committee;

•	paid COBRA benefits for up to 12 months (or 6 months for named executive officers other than our Chief Executive Officer); and

•	no acceleration of equity awards.

In the event of a termination of employment without “cause” or a resignation for “good reason” (as defined in the CIC Agreement) during the “change in control period,” such named executive officer will receive the following:

•	a lump-sum payment of 12 months of base salary;

•	a lump-sum payment equal to 100% of the potential bonus;

•	paid COBRA benefits for up to 12 months; and

•	100% acceleration of equity awards.

In the event any payment to one of these named executive officers is subject to the excise tax imposed by Section 4999 of the Code (as a result of a payment being classified as a “parachute payment” under Section 280G of the Code), such named executive officer will be entitled to receive such payment as would entitle him or her to receive the greatest after-tax benefit of either the full payment or a lesser payment which would result in no portion of such severance benefits being subject to excise tax.

For the purpose of the change in control agreements, “change in control period” means generally the period beginning three months prior to, and ending 12 months following, a change in control of us.

Director Compensation

Prior to 2021, we had no formal arrangements under which outside directors received compensation for their service on our board of directors or its committees. Our policy was to reimburse outside directors for reasonable and necessary out-of-pocket expenses incurred in connection with attending board and committee meetings or performing other services in their capacities as outside directors, and occasionally grant stock options to our outside directors upon their respective appointments as directors.

In March 2021, our board of directors adopted a new outside director compensation policy (the “Director Compensation Policy”) for our outside directors that became effective retroactively to February 1, 2021. The Director Compensation Policy was developed with input from Compensia regarding practices and compensation levels at comparable companies. The Director Compensation Policy is designed to attract, retain, and reward outside directors.

Under the Director Compensation Policy, each outside director will receive the cash and equity compensation for board services described below. We also will reimburse our outside directors for reasonable, customary, and documented travel expenses to meetings of our board of directors or its committees and other expenses.

Maximum Annual Compensation Limit

The Director Compensation Policy includes a maximum annual limit of $750,000 of cash compensation and equity compensation awards that may be paid, issued, or granted to an outside director in any fiscal year (increased to $1,000,000 in the outside director’s initial year of service as an outside director). For purposes of this limitation, the grant date fair value is determined in accordance with GAAP. Any cash compensation or equity awards granted under the 2020 Plan to an outside director for his or her services as an employee, or for his or her services as a consultant (other than as an outside director), will not count for purposes of the limitation. The maximum limit does not reflect the intended size of any potential compensation or equity awards to our outside directors.

Cash Compensation

Outside directors are entitled to receive the following cash compensation for their service under the Director Compensation Policy:

•	$80,000 per year for service as a board member;

•	$22,000 per year for service as lead independent director of our board of directors;

•	$25,000 per year for service as chair of the audit committee;

•	$12,500 per year for service as member of the audit committee;

•	$18,000 per year for service as chair of the compensation committee;

•	$9,000 per year for service as member of the compensation committee;

•	$13,000 per year for service as chair of the nominating and corporate governance committee; and

•	$6,500 per year for service as member of the nominating and corporate governance committee.

Each outside director who serves as the chair of a committee will receive only the annual cash fee as the chair of the committee, and not the additional annual cash fee as a member of the committee. All cash payments to outside directors are paid quarterly in arrears on a pro-rated basis.

Equity Compensation

In the event of a “change in control” (as defined in the 2020 Plan), each outside director’s outstanding awards will fully vest, provided that the outside director continues to be an outside director through the date of the change in control.

Initial Awards

Each person who first becomes an outside director following the effective date of the Director Compensation Policy will automatically receive an initial award of RSUs (the “Initial Award”). The Initial Award will cover a number of shares of our Class A Common Stock equal to $320,000 divided by the twenty (20) trading day volume weighted average stock price for the twenty (20) trading days prior to the applicable grant date. The Initial Award will vest in equal monthly installments as to 1/12th quarterly over three years on our quarterly vesting dates, which are February 15, May 15, August 15 and November 15, beginning with the first quarterly vesting date to occur more than 3 months after such individual first becomes a non-employee director, subject to the non-employee director continuing to be a service provider through the applicable vesting date. If the person was a member of our board of directors and also an employee, becoming a non-employee director due to termination of employment will not entitle them to an Initial Award.

Annual Award

Each outside director will automatically receive, on the date of each annual meeting of our stockholders following the effective date of the Director Compensation Policy, an annual award of RSUs (an “Annual Award”) covering a number of shares of our Class A Common Stock equal to $160,000 divided by the twenty (20) trading day volume weighted average stock price for the twenty (20) trading days prior to the applicable grant date. The Annual Award will vest on the first quarterly vesting date to occur following the one-year anniversary of the date the Annual Award was granted.

Any person who first becomes an outside director following the effective date of the Director Compensation Policy and on any date other than the date of an annual meeting of our stockholders will automatically receive the Annual Award, with such Annual Award prorated to reflect a partial year of service. Messrs. Blome and Wiese have not received any compensation pursuant to the Director Compensation Policy and have each waived their right to any compensation under the Director Compensation Policy.

Director Compensation for Fiscal 2020

The following table sets forth information regarding the total compensation awarded to, earned by or paid to our outside directors for their service on our board of directors, for the fiscal year ended December 31, 2020. Directors who are also our employees receive no additional compensation for their service as directors. During 2020, Mr. Singh was an employee and executive officer of the Company and therefore, did not receive compensation as a director. See “Executive Compensation” for additional information regarding Mr. Singh’s compensation.

Name(1)	Fees Earned or Paid in Cash ($)	Option Awards ($)(2)	All Other Compensation ($)	Total ($)
Frank Blome	—	—	—	—
Brad Buss	—	4,540,863	—	4,540,863
John Doerr	—	—	—	—
Vinod Khosla	—	—	—	—
Thomas LaSorda	—	—	—	—
Prof. Dr. Jürgen Leohold	60,283	—	—	60,283
Justin Mirro	—	—	—	—
Anders Pettersson	—	—	—	—
Prof. Fritz Prinz	202,788	—	—	202,788
Mitchell Quain	—	—	—	—
Donald Runkle	—	—	—	—
Dipender Saluja	—	—	—	—
Matthew Simoncini	—	—	—	—
J.B. Straubel	—	—	—	—

(1)

Each of Celina Mikolajczak and Jens Wiese joined our board of directors after December 31, 2020 and thus are intentionally omitted from this table and the table below regarding outstanding equity awards.

(2)

The amounts in this column represent the aggregate grant-date fair value of awards granted to each named executive officer, computed in accordance with the FASB’s ASC Topic 718. See Note 9 to the audited consolidated financial statements included in the Original Filing for a discussion of the assumptions made by us in determining the grant-date fair value of our equity awards. Awards were granted prior to the closing of the Business Combination and to our Class A Common Stock becoming listed on the NYSE.

The following table lists all outstanding equity awards held by non-employee directors as of December 31, 2020:

Name	Aggregate Number of Shares Underlying Outstanding Options
Frank Blome	—
Brad Buss	1,407,612
John Doerr	—
Vinod Khosla	—
Thomas LaSorda	—
Prof. Dr. Jürgen Leohold	804,350
Justin Mirro	—
Anders Pettersson	—
Prof. Fritz Prinz	—
Mitchell Quain	—
Donald Runkle	—
Dipender Saluja	—
Matthew Simoncini	—
J.B. Straubel	1,005,437

Compensation Committee Interlocks and Insider Participation

None of the members of our compensation committee have ever been an executive officer or employee of our company. None of our executive officers currently serves, or has served during the last completed fiscal year, on the compensation committee or board of directors of any other entity that has one or more executive officers that serve on our board of directors or compensation committee.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth the beneficial ownership of our common stock as of March 8, 2021 by:

•	each person, or group of affiliated persons, known by us to beneficially own more than 5% of our common stock;

•	each of our named executive officers;

•	each of our directors; and

•	all of our executive officers and directors as a group.

We have determined beneficial ownership in accordance with the rules of the SEC, and thus it represents sole or shared voting or investment power with respect to our securities, including options and warrants that are currently exercisable or exercisable within 60 days. Unless otherwise indicated, to our knowledge, the persons or entities identified in the table have sole voting power and sole investment power with respect to all shares shown as beneficially owned by them, subject to community property laws where applicable.

We have based our calculation of the percentage of beneficial ownership on 212,058,168 shares of our Class A Common Stock and 156,161,849 shares of Class B Common Stock outstanding as of March 8, 2021. We have deemed shares of our Common Stock subject to stock options that are currently exercisable or exercisable within 60 days of March 8, 2021 or issuable pursuant to RSUs which are subject to vesting and settlement conditions expected to occur within 60 days of March 8, 2021, to be outstanding and to be beneficially owned by the person holding the stock option or RSU for the purpose of computing the percentage ownership of that person. We did not deem these shares outstanding, however, for the purpose of computing the percentage ownership of any other person.

Unless otherwise indicated, the address for each person or entity listed in the table is c/o QuantumScape Corporation, 1730 Technology Drive, San Jose, California, 95110.

	Shares Beneficially Owned						Percent of Total Voting Power (1)
	Class A Common Stock			Class B Common Stock+
Name of Beneficial Owner	Number		Percentage	Number		Percentage
Greater than 5% Stockholders:
Volkswagen Group of America Investments, LLC(1)	53,014,769		25.00	17,980,436		11.51	13.13
Khosla Ventures III, LP(2)	4,830,50		2.28	30,609,901		19.60	17.53
Capricorn Libra Investment Group, LP(3)	10,336,479		4.87	14,022,837		8.98	8.49
KPCB Holdings, Inc., as nominee(4)	1,932,201		*	18,349,929		11.75	10.45
Al-Rayyan Holding LLC(5)	14,308,051		6.75	—		*	*
Dr. Timothy Holme(6)	1,135,478	*		13,818,796		8.83	7.84
Named Executive Officers and Directors:
Jagdeep Singh(7)	12,655,399		5.70	19,617,505		12.40	11.58
Kevin Hettrich(8)	1,229,959		*	422,283	*		*
Michael McCarthy(9)	2,054,875		*	945,108	*		*
Prof. Fritz Prinz(10)	—		*	13,484,541		8.63	7.60
Frank Blome(11)	—		*	—		*	*
Brad Buss(12)	304,426		*	—		*	*
John Doerr(13)	—		*	—		*	*
Prof. Dr. Jürgen Leohold(14)	375,376		*	—		*	*
Celina Mikolajczak	—	*		—		*	*
Justin Mirro(15)	1,744,898		*	—		*	*
J.B. Straubel(16)	487,590		*	182,700		*	*
Dipender Saluja(17)	—		*	—		*	*
Jens Wiese(18)	—		*	—		*	*
All directors and executive officers as a group (15 individuals) (19)	23,989,752		10.40	45,789,769		28.87	26.52

*	Represents beneficial ownership of less than 1%.
(1)

Consists of 53,014,769 shares of Class A Common Stock and 17,980,436 shares of Class B Common Stock. The business address of Volkswagen Group of America Investments, LLC (“VGA”) is 220 Ferdinand Porsche Dr. Herndon, VA 20171.

(2)	Consists of 4,830,503 shares of Class A Common Stock and 30,609,901 shares of Class B Common Stock. The business address of Khosla Ventures III, LP is 2128 Sand Hill Road Menlo Park, CA 94025.
(3)

Consists of 2,005,071 shares of Class A Common Stock held by Technology Impact Growth Fund, LP, 5,403,570 shares of Class A Common Stock held by TIGF Direct Strategies LLC – Series 3 and 2,927,838 shares of Class A Common Stock and 14,022,837 shares of Class B Common stock held by Capricorn-Libra Investment Group, LP. TIGF Partners, LLC is the general partner of Technology Impact Growth Fund, LP and the manager of TIGF Direct Strategies LLC – Series 3. TIGF Partners, LLC is owned by Dipender Saluja (40%), Ion Yadigaroglu (40%) and Capricorn Investment Group, LLC (20%). The business address of each of these entities is 250 University Avenue Palo Alto, CA 94301.

(4)

Consists of 1,932,201 shares of Class A Common Stock and 18,349,929 shares of Class B Common Stock. The business address of KPCB Holdings, Inc., as nominee is 2750 Sand Hill Road, Menlo Park, CA 94025.

(5)	Consists of 14,308,051 shares of Class A Common Stock. The business address of Al-Rayyan Holding LLC is Ooredoo Tower (Building 14), Al Dafna Street (Street 801), Al Dafna (Zone 61), Doha, Qatar.
(6)

Consists of (a) options to purchase 1,001,414 shares of Class A Common Stock that are exercisable within 60 days of March 8, 2021, (b) options to purchase 333,804 shares of Class B Common Stock that are exercisable within 60 days of March 8, 2021, (c) 134,064 shares of Class A Common Stock issuable upon the vesting of restricted stock units within 60 days of March 8, 2021 and (d) 13,484,992 shares of Class B Common Stock held by Dr. Holme.

(7)

Consists of (a) options to purchase 8,998,273 shares of Class A Common Stock that are exercisable within 60 days of March 8, 2021, (b) options to purchase 2,010,874 shares of Class B Common Stock that are exercisable within 60 days of March 8, 2021, (c) 1,005,440 shares of Class A Common Stock issuable upon the vesting of restricted stock units within 60 days of March 8, 2021, (d) 1,340,582 shares of Class B Common Stock held by Mr. Singh, (e) 4,021,750 shares of Class B Common Stock held in trust by Jagdeep Singh, Trustee of the Roshni Singh 2020 Annuity Trust A dated September 1, 2020, (f) 4,021,750 shares of Class B Common Stock held in trust by Jagdeep Singh, Trustee of the Jagdeep Singh 2020 Annuity Trust A dated September 1, 2020, (g) 966,100 shares of Class A Common Stock and 5,541,385 shares of Class B Common Stock held in trust by Jagdeep Singh & Roshni Singh, Trustees of the Singh Family Trust UDT dated October 3, 1996, (h) 561,862 shares of Class A Common Stock held in trust by Tejbir Singh Phool, Trustee of the Kismet Diya Singh 2013 Trust dated July 31, 2013, (i) 561,862 shares of Class A Common Stock held in trust by Tejbir Singh Phool, Trustee of the Nageena Singh 2013 Trust dated July 31, 2013 (j) 561,862 shares of Class A Common Stock held in trust by Tejbir Singh Phool, Trustee of the Noor Deepika Singh 2013 Trust dated July 31, 2013, (k) 1,340,582 shares of Class B Common Stock held in trust by Friedrich Prinz and Jagdeep Singh, Trustees of the Marie Helen Prinz 2019 Trust dated June 17, 2019 and (l) 1,340,582 shares of Class B Common Stock held in trust by Friedrich Prinz and Jagdeep Singh, Trustees of the Benedikt Prinz 2019 Trust dated June 17, 2019. Mr. Singh shares voting and dispositive power and is the trustee of each of Jagdeep Singh, Trustee of the Roshni Singh 2020 Annuity Trust A dated September 1, 2020, Jagdeep Singh, Trustee of the Jagdeep Singh 2020 Annuity Trust A dated September 1, 2020, Jagdeep Singh & Roshni Singh, Trustees of the Singh Family Trust UDT dated October 3, 1996, Tejbir Singh Phool, Trustee of the Kismet Diya Singh 2013 Trust dated July 31, 2013, Tejbir Singh Phool, Trustee of the Nageena Singh 2013 Trust dated July 31, 2013 and Tejbir Singh Phool, Trustee of the Noor Deepika Singh 2013 Trust dated July 31, 2013. Mr. Singh shares dispositive power and is the trustee of each of Friedrich Prinz and Jagdeep Singh, Trustees of the Marie Helen Prinz 2019 Trust dated June 17, 2019 and Friedrich Prinz and Jagdeep Singh, Trustees of the Benedikt Prinz 2019 Trust dated June 17, 2019. Mr. Singh disclaims voting power with respect to each of Friedrich Prinz and Jagdeep Singh, Trustees of the Marie Helen Prinz 2019 Trust dated June 17, 2019 and Friedrich Prinz and Jagdeep Singh, Trustees of the Benedikt Prinz 2019 Trust dated June 17, 2019.

(8)

Consists of (a) options to purchase 925,937 shares of Class A Common Stock that are exercisable within 60 days of March 8, 2021, (b) 304,022 shares of Class A Common Stock and (c) 422,283 shares of Class B Common Stock held by Mr. Hettrich.

(9)

Consists of (a) options to purchase 1,995,801 shares of Class A Common Stock that are exercisable within 60 days of March 8, 2021, (b) options to purchase 124,673 shares of Class B Common Stock that are exercisable within 60 days of March 8, 2021, (c) 59,074 shares of Class A Common Stock and (d) 820,435 shares of Class B Common Stock held by Mr. McCarthy.

(10)

Consists of (a) 8,390,327 shares of Class B Common Stock held by Prof. Prinz, (b) 1,340,582 shares of Class B Common Stock held in trust by Friedrich Prinz and Jagdeep Singh, Trustees of the Marie Helen Prinz 2019 Trust dated June 17, 2019, (c) 1,340,582 shares of Class B Common Stock held in trust by Friedrich Prinz and Jagdeep Singh, Trustees of the Benedikt Prinz 2019 Trust dated June 17, 2019, (d) 1,206,525 shares of Class B Common Stock held in trust by Friedrich Prinz, Trustee of the Gertrude Prinz Annuity Trust dated August 31, 2020, and (e) 1,206,525 shares of Class B Common Stock held in trust by Friedrich Prinz, Trustee of the Friedrich Prinz Annuity Trust dated August 31, 2020. Prof. Prinz shares voting and dispositive power and is the trustee of each of Friedrich Prinz, Trustee of the Friedrich Prinz Annuity Trust dated August 31, 2020, Friedrich Prinz, Trustee of the Gertrude Prinz Annuity Trust dated August 31, 2020, Friedrich Prinz and Jagdeep Singh, Trustees of the Benedikt Prinz 2019 Trust dated June 17, 2019 and Friedrich Prinz and Jagdeep Singh, Trustees of the Marie Helen Prinz 2019 Trust dated June 17, 2019.

(11)

Mr. Blome, a member of our board of directors, is Head of Volkswagen’s Battery Center of Excellence. Mr. Blome disclaims beneficial ownership of all shares held by VGA referred to in footnote (1) above.

(12)	Consists of 304,426 shares of Class A Common Stock held by Mr. Buss.
(13)

Mr. Doerr, a member of our board of directors, is the Chairman at Kleiner Perkins. Mr. Doerr disclaims beneficial ownership of all shares held by KPCB Holdings, Inc., as nominee referred to in footnote (4) above.

(14)	Consists of options to purchase 375,376 Class A Common Stock that are exercisable within 60 days of March 8, 2021.
(15)

Consists of (a) 1,144,898 shares of Class A Common Stock held by Kensington Capital Partners, LLC, (b) 300,000 shares of Class A Common Stock held by the Justin E. Mirro 2020 Qualified Annuity Trust under agreement dated June 27, 2020 and (c) 300,000 shares of Class A Common Stock held by the Kensington Capital Trust under an agreement dated June 27, 2020. Mr. Mirro is the managing member and sole owner of Kensington Capital Partners, LLC. Mr. Mirro is trustee of the Justin E. Mirro 2020 Qualified Annuity Trust under agreement dated June 27, 2020. Mr. Mirro disclaims any beneficial ownership of the shares held by the Justin E. Mirro 2020 Qualified Annuity Trust under agreement dated June 27, 2020 other than to the extent he may have a pecuniary interest therein, directly or indirectly. Mr. Mirro’s spouse serves as the trustee of the Kensington Capital Trust under agreement dated June 27, 2020. Mr. Mirro disclaims any beneficial ownership of the shares held by the Kensington Capital Trust under agreement dated June 27, 2020 other than to the extent of any pecuniary interest he may have therein, directly or indirectly.

(16)

Consists of (a) options to purchase 268,116 shares of Class A Common Stock that are exercisable within 60 days of March 8, 2021, (b) 219,474 shares of Class A Common Stock and (c) 182,700 shares of Class B Common Stock held by Mr. Straubel.

(17)

Mr. Saluja, a member of our board of directors, is Managing Director of Capricorn-Libra Investment Group, LP. Mr. Saluja disclaims beneficial ownership of all shares held by Capricorn-Libra Investment Group, LP referred to in footnote (3) above.

(18)

Mr. Wiese, a member of our board of directors, is Head of Volkswagen Group M&A, Investment Advisory, and Partnerships. Mr. Wiese disclaims beneficial ownership of all shares held by VGA referred to in footnote (1) above.

(19)

Consists of (a) options to purchase 17,529,353 shares of Class A Common Stock that are exercisable within 60 days of March 8, 2021, (b) options to purchase 2,469,351 shares of Class B Common Stock that are exercisable within 60 days of March 8, 2021, (c) 1,139,504 shares of Class A Common Stock issuable upon the vesting of restricted stock units within 60 days of March 8, 2021, (d) 5,320,895 shares of Class A Common Stock and (e) 43,320,418 shares of Class B Common Stock.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The following is a description of each transaction since January 1, 2019, and each currently proposed transaction and certain other transactions, in which:

•	we have been or are to be a participant;

•	the amount involved exceeded or exceeds $120,000; and

•

any of our directors (including director nominees), executive officers, or beneficial holders of more than 5% of any class of our voting securities, or any immediate family member of, or person sharing the household with, any of these individuals or entities, had or will have a direct or indirect material interest.

Kensington Capital Sponsor LLC

In April 2020, Kensington Capital Sponsor LLC, a Delaware limited liability company (the “Sponsor”) subscribed to purchase 5,031,250 shares of the 5,750,000 Class B Common Stock purchased by the Sponsor in a private placement prior to Kensington’s initial public offering (the “Sponsor Shares”) for an aggregate purchase price of $25,000 and fully paid for these shares on May 1, 2020. On June 25, 2020, Kensington effected a stock dividend of 718,750 shares with respect to its Class B Common Stock, resulting in the Sponsor holding an aggregate of 5,750,000 Sponsor Shares. Prior to the initial investment in Kensington of $25,000 by the Sponsor, Kensington had no assets, tangible or intangible. The number of Sponsor Shares issued was determined based on the expectation that such Sponsor Shares would represent 20% of the outstanding shares upon consummation of Kensington’s initial public offering. The Sponsor Shares (including the Class A Common Stock issuable upon exercise thereof) may not, subject to certain limited exceptions, be transferred, assigned or sold by the holder.

The Sponsor purchased 6,575,000 private placement warrants (the “Private Placement Warrants”) simultaneously with the consummation of Kensington’s initial public offering. As such, the Sponsor’s interest in Kensington’s initial public offering was valued at $6,575,000. Each Private Placement Warrant entitles the holder to purchase one share of Class A Common Stock at $11.50 per share, subject to adjustment as provided herein. The Private Placement Warrants (including the warrants that may be issued upon conversion of working capital loans and the Class A Common Stock issuable upon exercise of such Private Placement Warrants) may not, subject to certain limited exceptions, be transferred, assigned or sold by the holder. There are no redemption rights or liquidating distributions with respect to the Sponsor Shares or Private Placement Warrants.

Kensington agreed to pay DEHC LLC (“DEHC”), an affiliate of Daniel Huber, the former Chief Financial Officer of Kensington, approximately $20,000 per month for up to 18 months commencing on the date of Kensington’s initial public offering. Kensington ceased making such payments in November 2020 upon the closing of the Business Combination and no further payments will be made under this arrangement. On September 1, 2020, Kensington agreed to pay each of (i) DEHC LLC and (ii) Simon Boag, the former Chief Technology Officer of Kensington, up to $240,000 for the provision of post-closing integration services following the Business Combination. Other than these payments, no compensation of any kind, including finder’s and consulting fees, were or are to be paid by Kensington to the Sponsor, executive officers and directors, or any of their respective affiliates, for services rendered prior to or in connection with the consummation of the Business Combination.

On April 17, 2020, the Sponsor agreed to loan Kensington an aggregate of up to $300,000 to cover expenses related to Kensington’s initial public offering pursuant to a note (the “Note”). This loan was non-interest bearing and payable upon the consummation of Kensington’s initial public offering. Kensington borrowed a total of $75,000 under the Note and on November 25, 2020, the Sponsor converted the loan into 75,000 working capital warrants (the “Working Capital Warrants”) on the same terms as the Private Placement Warrants (as contemplated by the warrant agreement pursuant to which the Private Placement Warrants were issued) upon the consummation of the Business Combination and such Working Capital Warrants were issued to Justin Mirro, who had advanced such amount to the Sponsor in order for the loan to be made.

Stockholder Support Agreements

On September 2, 2020, (i) Kensington and VGA entered into a stockholder support agreement (the “Volkswagen Support Agreement”), pursuant to which, among other things, VGA agreed, among other things, to vote its shares of preferred stock in favor of the transactions contemplated by the Business Combination Agreement, dated September 2, 2020 (the “Business Combination Agreement”), and (ii) Kensington and certain Legacy QuantumScape stockholders entered into a stockholder support agreement (the “Key Stockholder Support Agreement”), pursuant to which, among other things, the certain Legacy QuantumScape stockholders agreed, among other things, to vote their shares of common stock and preferred stock in favor of the Business Combination Agreement and the transactions contemplated by the Business Combination Agreement.

Registration Rights

On September 2, 2020, Kensington, the Sponsor and certain stockholders of Legacy QuantumScape (the “New Holders” and, collectively with the Sponsor, the “Holders”) entered into a Registration Rights and Lock-Up Agreement (the “Registration Rights and Lock-Up Agreement”), which was effective as of the closing of the Business Combination. Pursuant to the terms of the Registration Rights and Lock-Up Agreement, we filed a registration statement to register the resale of certain shares of Common Stock held by the Holders after the Business Combination and subject to certain conditions, we are separately required at all times to maintain an effective registration statement for the benefit of the Holders.

Lock-Up Agreements

The Registration Rights and Lock-Up Agreement included lock-up restrictions that prohibit the Holders from transferring shares of our company held by them as of the date of that agreement until 180 days after November 25, 2020, subject to customary exceptions. These transfer restrictions are subject to earlier release on (i) the last consecutive trading day where the sale price of the Class A Common Stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the Business Combination or (ii) such date on which we complete a liquidation, merger, stock exchange or other similar transaction that results in all of our stockholders having the right to exchange their shares of Class A Common Stock for cash, securities or other property.

In connection with the transactions contemplated by the Business Combination Agreement, on November 25, 2020, Legacy QuantumScape and certain stockholders of Legacy QuantumScape entered into a lock-up agreement, pursuant to which they agreed, subject to customary exceptions, not to transfer shares of Common Stock for a period of 180 days after November 25, 2020. These transfer restrictions are also subject to earlier release on (i) the last consecutive trading day where the sale price of the Class A Common Stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the Business Combination or (ii) such date on which we complete a liquidation, merger, stock exchange or other similar transaction that results in all of our stockholders having the right to exchange their shares of Class A Common Stock for cash, securities or other property.

In connection with the recent offering of shares of our Class A Common Stock in March 2021, (i) we agreed that, without the prior written consent of Goldman Sachs & Co. LLC and Morgan Stanley & Co. LLC on behalf of the underwriters and subject to certain exceptions, we will not offer, sell, or agree to sell, directly or indirectly, any shares of Common Stock for a period of 90 days from the date of the final prospectus relating to such offering, and (ii) each of our directors and executive officers have agreed with the underwriters, subject to certain exceptions, not to dispose of or hedge any shares of Common Stock or securities convertible into or exchangeable for shares of Common Stock during the period from the date of such agreement continuing through May 21, 2021, except with the prior written consent of Goldman Sachs & Co. LLC and Morgan Stanley & Co. LLC.

Senior Employee Lock-Up Agreements

On September 2, 2020, Kensington entered into separate Senior Employee Lock-Up Agreements with certain senior level employees of Legacy QuantumScape (the “Senior Employees”), including Legacy QuantumScape’s executive officers. The Senior Employee Lock-Up Agreements provide that the securities of our company owned of record or beneficially by the Senior Employees (including certain securities that may be granted or issued to a Senior Employee after the Business Combination) (collectively, the “Lock-Up Shares”) may generally not be transferred for at least 180 days after the Business Combination (the “Initial Lock-Up Period”) and up to four years after the Business Combination, subject to certain exceptions. Following the Initial Lock-Up Period, Senior Employees may transfer Lock-Up Shares without restriction as follows: (i) during the first year after the Business Combination, up to 25% of the total number of Lock-Up Shares, (ii) following the first anniversary of the Business Combination until the earlier of four years after the Business Combination or the occurrence of an event described below, up to 50% of the total number of Lock-Up Shares (taking into account any transfers under clause (i) above), and (iii) up to an additional 50% of the total number of Lock-Up Shares following satisfaction of agreed delivery requirements between us and VGA.

These transfer restrictions are subject to earlier release if (i) we complete a liquidation, merger, stock exchange or other similar transaction after the Business Combination that results in all of our stockholders having the right to exchange their shares of Common Stock for cash, securities or other property; (ii) VGA terminates for any reason the Amended and Restated Joint Venture Agreement, dated as of May 14, 2020, by and among us and VGA; (iii) VGA issues a critical or negative statement regarding us and our technology unless such statement is required to be made by VGA under applicable law and is truthful and accurate; or (iv) VGA transfers certain of our securities in excess of the amounts set forth in the Senior Employee Lock-Up Agreements. Pursuant to the Senior Employee Lock-Up Agreements, upon the consummation of the merger, we paid to each Senior Employee a one-time cash bonus.

Letter Agreements on Board and Committee Representation

On September 2, 2020, we entered into the Original Letter Agreement pursuant to which we would nominate one designee of VGA for election to our board of directors, and from and after the First Closing (as defined under the Series F Preferred Stock Purchase Agreement between Legacy QuantumScape and VGA, dated May 14, 2020), a second designee of VGA. On December 7, 2020, the parties amended and restated the Original Letter Agreement to provide that (i) in connection with any annual or special meeting of stockholders at which directors will be elected, we will nominate for election to our board of directors two VW Directors, with such designation rights terminating upon certain circumstances and (ii) we shall cause one VW Director to be appointed to the nominating and corporate governance committee of our board of directors, provided that such VW Director fulfills the independence requirements under applicable NYSE rules.

VGA Letter Agreement on Earmarked Funds

On September 2, 2020, Kensington, Legacy QuantumScape and VGA entered into a letter agreement pursuant to which, subject to the terms of such letter agreement, Kensington and Legacy QuantumScape agreed to reserve a certain portion of the proceeds from the Series F Preferred Stock financing and the capital obtained through the Business Combination (including any concurrent “PIPE” financing) in a separate account to fund our future contributions to QSV Operations LLC, the joint venture between us and VGA (“QSV”). The parties agreed that the amount to be held in the separate account was $134 million as of the date of the letter agreement.

Indemnification of Directors and Officers; Exculpation

Our Certificate of Incorporation limits our directors’ liability for money damages to the fullest extent permitted under the DGCL. The DGCL permits a certificate of incorporation provision to provide that directors of a corporation will not be personally liable for monetary damages for breach of their fiduciary duties as directors, except for liability:

•	for any transaction from which the director derives an improper personal benefit;

•	for any act or omission not in good faith or that involves intentional misconduct or a knowing violation of law;

•	for certain unlawful payments of dividends or redemptions or repurchases of shares; or

•	for any breach of a director’s duty of loyalty.

If the DGCL is amended to authorize corporate action further eliminating or limiting the personal liability of directors, then the liability of our directors will be eliminated or limited to the fullest extent permitted by the DGCL, as so amended. The DGCL and our Bylaws provide that we will, in certain situations, indemnify our directors and officers and may indemnify other employees and other agents, to the fullest extent permitted by law. Any indemnified person is also entitled, subject to certain limitations, to advancement of reasonable expenses (including attorneys’ fees) in advance of the final disposition of the proceeding, subject to an undertaking by or on behalf of such person to repay such amounts if it shall ultimately be determined that the person is not entitled to be indemnified under our Bylaws or the DGCL.

Indemnification Agreements

We have entered into indemnification agreements with each of our directors and executive officers following the Business Combination. These indemnification agreements provide our directors and executive officers with contractual rights to indemnification and advancement for certain expenses, including attorneys’ fees, judgments, fines and settlement amounts incurred by a director or executive officer in any action or proceeding arising out of their services as one of our directors or executive officers or as a director or executive officer of any other company or enterprise to which the person provides services at our request.

The limitation of liability and indemnification provisions in our Certificate of Incorporation and our Bylaws may discourage stockholders from bringing a lawsuit against directors for breach of their fiduciary duties. They may also reduce the likelihood of derivative litigation against our directors and officers, even though an action, if successful, might benefit us and our stockholders. A stockholder’s investment may decline in value to the extent we pay the costs of settlement and damage awards against our directors and officers pursuant to these indemnification provisions.

Equity Financings

Series F Preferred Stock Financing

From May 14, 2020 through September 3, 2020, Legacy QuantumScape entered into several Series F Preferred Stock Purchase Agreements and related agreements and amendments thereto, pursuant to which it agreed to sell, and related persons, entities and their affiliates agreed to purchase, an aggregate of 14,041,437 shares of Legacy QuantumScape Series F Preferred Stock for an aggregate purchase price of $371 million as set forth below. On March 30, 2021, the company, Legacy QuantumScape, and VGA agreed that the technical milestone under the Series F Preferred Stock Agreement (as amended) was satisfied and entered into an amendment to, among other things, consummate the sale of Series A Common Stock to VGA (the “Series F Closing Agreement”). The sale of such shares will occur following expiration of the waiting period or other clearance under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 and will represent the second and final closing in the Series F Preferred Stock Financing.

Stockholder	Shares of Legacy QuantumScape Series F Preferred Stock	Total Purchase Price Commitment
Volkswagen Group of America Investments, LLC(1)(2)	7,569,508	$200,000,026.48
Al-Rayyan Holding LLC(3)	3,557,668	$93,999,992.37
2011 Buss Family Trust(3)(4)	75,695	$1,999,998.16
J.B. Straubel(3)(5)	54,572	$1,441,890.47
TIGF Direct Strategies LLC – Series 3(3)(6)	870,493	$22,999,991.95
Technology Impact Growth Fund, L.P.(3)(6)	264,933	$7,000,006.74
Quantum Partners LP(3)(7)	722,363	$19,086,130.72
Palindrome Master Fund LP(3)(7)	101,921	$2,692,936.28
JS Capital LLC(3)(7)	824,284	$21,779,067.00

(1)

Frank Blome was a member of the board of directors of Legacy QuantumScape and is a member of our board of directors and an affiliate of VGA. Jens Wiese is a member of our board of directors and an affiliate of VGA.

(2)	Includes shares that were purchased after the Business Combination on December 1, 2020 and shares to be purchased pursuant to the Series F Closing Agreement.
(3)	All such were purchased on or prior to the Business Combination.
(4)	Brad Buss was a member of the board of directors of Legacy QuantumScape and is a member of our board of directors and an affiliate of the 2011 Buss Family Trust.
(5)	J.B. Straubel was a member of the board of directors of Legacy QuantumScape and is a member of our board of directors.

(6)

Dipender Saluja was a member of the board of directors of Legacy QuantumScape and is a member of our board of directors and an affiliate of TIGF Direct Strategies LLC – Series 3 and Technology Impact Growth Fund, L.P.

(7)	Affiliate of Soros Fund.

Commercial Agreements

Agreements with Volkswagen

Joint Venture Agreement

In June 2018, Legacy QuantumScape and VGA formed a 50-50 joint venture entity, QSV, to facilitate the commercialization of Legacy QuantumScape’s solid-state battery technology and enable Volkswagen to be the first automotive OEM to utilize this technology. In 2018, the parties made an initial equity investment to the joint venture of approximately $3 million in total. The joint venture agreements were amended in 2020 in connection with a further $200 million investment commitment by VGA in Legacy QuantumScape Series F Preferred Stock.

Limited Liability Company Agreement

In June 2018, in connection with the joint venture, QSV was organized in connection with entry into a Limited Liability Agreement (the “LLCA”), with Legacy QuantumScape and VGA designated as the members of QSV. In May 2020, the parties amended and restated the LLCA in connection with the amendment to the joint venture agreement.

Phase 1 License Agreement

In May 2020, in connection with the joint venture, Legacy QuantumScape entered into a license agreement with QSV (which amended and restated the license agreement entered into in September 2018) to license its battery technology. The battery technology that is licensed to the joint venture does not include the right to manufacture Legacy QuantumScape’s proprietary solid-state separator.

Common IP License Agreements

In May 2020, in connection with the joint venture, Legacy QuantumScape entered into a license agreement with Volkswagen Group of America, Inc. (“VWGoA”)(which amended and restated a license agreement entered into in September 2018) to license certain intellectual property on a royalty free basis in connection with production and manufacturing of solid-state battery cells by the joint venture in the automotive space.

Mutual Non-Disclosure Agreement

In January 2017, Legacy QuantumScape entered into, and in April 2018 amended, a mutual non-disclosure agreement with VWGoA to provide to each other certain proprietary, confidential and trade secret information in connection with discussion and negotiations regarding potential cooperation in connection with the development and production of battery cells and related components, including research and development regarding production process.

Other Transactions

In fiscal 2020, we paid Prof. Fritz Prinz, a member of our board of directors, compensation of approximately $202,788 in exchange for certain technical consulting and advisory services apart from his board service. In fiscal 2019, Legacy QuantumScape paid Prof. Fritz Prinz compensation of approximately $160,000 for similar services to Legacy QuantumScape.

Director Independence

Our Class A Common Stock is listed on the NYSE. As a company listed on the NYSE, we are required under NYSE listing rules to maintain a board comprised of a majority of independent directors as determined affirmatively by our board. Under NYSE listing rules, a director will only qualify as an independent director if that listed company’s board of directors affirmatively determines that the director has no material relationship with such listed company (either directly or as a partner, stockholder or officer of an organization that has a relationship with such listed company). In addition, the NYSE listing rules require that, subject to specified exceptions, each member of our audit, compensation and nominating and corporate governance committees be independent. Our corporate governance guidelines define independence in accordance with the independence definition in the applicable NYSE listing rules.

Audit committee members must also satisfy the additional independence criteria set forth in Rule 10A-3 under the Exchange Act and NYSE listing rules applicable to audit committee members. Compensation committee members must also satisfy the additional independence criteria set forth in Rule 10C-1 under the Exchange Act and NYSE listing rules applicable to compensation committee members.

Our board of directors has undertaken a review of the independence of each of our directors. Based on information provided by each director concerning his or her background, employment, affiliations and business and personal activities, our board of directors has determined that Messrs. Blome, Buss, Doerr, Mirro, Saluja, Straubel and Wiese, Prof. Dr. Leohold, and Ms. Mikolajczak, representing nine (9) of our eleven (11) directors, do not have any material relationship with us (either directly or as a partner, stockholder or officer of an organization that has a relationship with us) and that each of these directors is an “independent director” as defined under the listing standards of the NYSE. Jagdeep Singh is not considered an independent director because of his position as our President and Chief Executive Officer. Prof. Fritz Prinz is not considered an independent director because of his position as co-founder and Chief Scientific Advisor of our company. In determining the independence of directors, our board of directors has also considered transactions, relationships and other arrangements between our directors and officers and certain of their affiliates, in their individual capacities and not as representatives of our company, and funds that are not affiliated with our company.

In making these determinations, our board of directors considered the current and prior relationships that each outside director has with our company and all other facts and circumstances that our board of directors deemed relevant in determining their independence, including the beneficial ownership of our capital stock by each outside director, and the transactions involving them described in this section.

There are no family relationships among any of our directors or executive officers.

Board of Directors Leadership Structure and Role of Lead Independent Director

Mr. Singh currently serves as both the chairman of our board of directors and as our president and chief executive officer. As our co-founder, Mr. Singh is best positioned to identify strategic priorities, lead critical discussion, and execute our business plans. Our corporate governance framework provides our board flexibility to determine the appropriate leadership structure for the company, and whether the roles of chairperson, president and chief executive officer should be separated or combined. In making this determination, our board considers many factors, including the needs of the business, our board’s assessment of its leadership needs from time to time and the best interests of our stockholders. Our board of directors has adopted corporate governance guidelines that provide that the board may appoint one of our independent directors to serve as our lead independent director at any time when the chairperson of our board of directors is not independent, including when our president and chief executive officer serves as the chairman of our board of directors. Because Mr. Singh is our chairman and also our president and chief executive officer, our board of directors has appointed Mr. Mirro to serve as our lead independent director. As lead independent director, Mr. Mirro is responsible for calling separate meetings of the independent directors, determining the agenda and presiding over such periodic meetings of our independent directors, serving as a liaison between Mr. Singh and our independent directors, including reporting to Mr. Singh regarding feedback from executive sessions, serving as our spokesperson as requested and performing such additional duties as a majority of our independent directors may otherwise determine or delegate.

Only independent directors serve on the audit committee, the compensation committee, and the nominating and corporate governance committee of our board of directors. As a result of the board of directors’ committee system and the existence of a majority of independent directors, the board of directors maintains effective oversight of our business operations, including independent oversight of our financial statements, executive compensation, selection of director candidates and corporate governance programs. We believe that the leadership structure of our board of directors, including Mr. Mirro’s role as lead independent director, as well as the independent committees of our board of directors is appropriate and enhances our board of directors’ ability to effectively carry out its roles and responsibilities on behalf of our stockholders, while Mr. Singh’s combined role enables strong leadership, creates clear accountability and enhances our ability to communicate our message and strategy clearly and consistently to stockholders.

Item 14. Principal Accounting Fees and Services.

Fees Paid to the Independent Registered Public Accounting Firm

The following table presents fees for professional audit services and other services rendered to us by Ernst & Young LLP for our fiscal year ended December 31, 2020.

2020
Audit Fees(1)	$2,300,048
Audit-Related Fees(2)	17,355
Tax Fees(3)	22,454

Total Fees	$2,339,858

(1)

“Audit Fees” consist of fees billed for professional services rendered in connection with the audit of our consolidated financial statements, reviews of our quarterly consolidated financial statements and related accounting consultations and services that are normally provided by the independent registered public accountants in connection with statutory and regulatory filings or engagements for those fiscal years. This category also includes fees for services incurred in connection with the Business Combination.

(2)	“Audit-Related Fees” consists of fees for services for an information security assessment (the Trust Information Security Assessment Exchange, or TISAX).
(3)	“Tax Fees” consists of fees for tax compliance services, including assistance with the preparation of income tax returns and general tax planning and consulting.

Auditor Independence

In 2020, there were no other professional services provided by Ernst & Young LLP, other than those listed above, that would have required our audit committee to consider their compatibility with maintaining the independence of Ernst & Young LLP.

Audit Committee Policy on Pre-Approval of Audit and Permissible Non-Audit Services of Independent Registered Public Accounting Firm

Effective upon the consummation of the Business Combination, our audit committee has established a policy governing our use of the services of our independent registered public accounting firm. Under this policy, our audit committee is required to pre-approve all services performed by our independent registered public accounting firm in order to ensure that the provision of such services does not impair the such accounting firm’s independence. Since the adoption of this policy, all services provided by Ernst & Young LLP for our fiscal year ended December 31, 2020 were pre-approved by our audit committee.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

Documents filed as part of this Amendment are as follows:

(1)	Financial Statements: see Index to Consolidated Financial Statements appearing on page 40 of the Original Filing.

(2)	Financial Statement Schedules. None.

(3)	The exhibits listed below are filed as part of this Amendment or are incorporated herein by reference, in each case as indicated below.

Exhibit Index

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date
2.1	Business Combination Agreement, dated as of September 2, 2020, by and among Kensington Capital Acquisition Corp., Kensington Capital Merger Sub Corp. and QuantumScape Corporation.	S-4/A	333-248930	2.1	November 12, 2020

2.2	Amendment No. 1 to Business Combination Agreement, dated as of September 21, 2020, by and among Kensington Capital Acquisition Corp., Kensington Capital Merger Sub Corp. and QuantumScape Corporation.	S-4/A	333-248930	2.2	November 12, 2020

3.1	Amended and Restated Certificate of Incorporation of the Company.	8-K	001-39345	3.1	December 2, 2020

3.2	Amended and Restated Bylaws of the Company.	8-K	001-39345	3.2	December 2, 2020

4.1	Specimen Common Stock Certificate.	8-K	001-39345	4.1	December 2, 2020

4.2	Warrant Agreement, dated June 25, 2020, by and between the Registrant and Continental Stock Transfer & Trust Company.	8-K	001-39345	4.1	June 30, 2020

4.3	Amendment No. 1 to Warrant Agreement, dated February 13, 2021, by and between the Registrant and Continental Stock Transfer & Trust Company.	8-K	001-39345	4.1	February 16, 2021

4.4	Description of Securities	10-K	001-39345	4.4	February 23, 2021

10.1	Registration Rights and Lock-up Agreement, dated as of September 2, 2020, by and among Kensington Capital Acquisition Corp. and the persons named therein.	8-K	001-39345	10.3	September 3, 2020

10.2	Form of Senior Employee Lock-Up Agreement.	8-K	001-39345	10.5	September 3, 2020

10.3	Form of Lock-Up Agreement.	8-K	001-39345	10.3	December 2, 2020

10.4	Form of Subscription Agreement.	8-K	001-39345	10.4	September 3, 2020

10.5	Stockholder Support Agreement, dated as of September 2, 2020, by and between Kensington Capital Acquisition Corp. and Volkswagen Group of America Investments, LLC.	8-K	001-39345	10.1	September 3, 2020

10.6	Stockholder Support Agreement, dated as of September 2, 2020, by and among Kensington Capital Acquisition Corp. and the persons named therein.	8-K	001-39345	10.2	September 3, 2020

10.7+	Form of Indemnification Agreement by and between the Company and its directors and officers.	8-K	001-39345	10.7	December 2, 2020

10.8+	QuantumScape Corporation 2020 Equity Incentive Plan.	8-K	001-39345	10.8	December 2, 2020

10.9+	QuantumScape Corporation 2020 Equity Incentive Plan — Form of Stock Option Agreement.	8-K	001-39345	10.9	December 2, 2020

10.10+	QuantumScape Corporation 2020 Equity Incentive Plan — Form of Restricted Stock Unit Agreement.	8-K	001-39345	10.10	December 2, 2020

10.11+	QuantumScape Corporation 2020 Equity Incentive Plan — Form of Restricted Stock Agreement.	8-K	001-39345	10.11	December 2, 2020

10.12+	QuantumScape Corporation 2020 Employee Stock Purchase Plan.	8-K	001-39345	10.12	December 2, 2020

10.13	First Letter Agreement, dated as of September 2, 2020, by and among Kensington Capital Acquisition Corp., QuantumScape Corporation, and Volkswagen Group of America Investments, LLC.	8-K	001-39345	10.6	September 3, 2020

10.14	Second Letter Agreement, dated as of September 2, 2020, by and among Kensington Capital Acquisition Corp., QuantumScape Corporation, and Volkswagen Group of America Investments, LLC.	8-K	001-39345	10.7	September 3, 2020

10.15	Third Letter Agreement, dated as of September 2, 2020, by and among Kensington Capital Acquisition Corp., QuantumScape Corporation, and Volkswagen Group of America Investments, LLC.	8-K	001-39345	10.8	September 3, 2020

10.16	Services Agreement, dated as of September 1, 2020, by and between Kensington Capital Acquisition Corp. and DEHC LLC.	8-K	001-39345	10.9	September 3, 2020

10.17	Services Agreement, dated as of September 1, 2020, by and between Kensington Capital Acquisition Corp. and Simon Boag.	8-K	001-39345	10.10	September 3, 2020

10.18+	Offer Letter from QuantumScape Corporation to Timothy Holme, dated January 1, 2011.	S-4/A	333-248930	10.13	November 12, 2020

10.19+	Offer Letter from QuantumScape Corporation to Kevin Hettrich, dated October 11, 2011.	S-4/A	333-248930	10.14	November 12, 2020

10.20+	Offer Letter from QuantumScape Corporation to Howard Lukens, dated February 13, 2012.	S-4/A	333-248930	10.15	November 12, 2020

10.21+	Offer Letter from QuantumScape Corporation to Michael McCarthy, dated December 21, 2012.	S-4/A	333-248930	10.16	November 12, 2020

10.22+	Offer Letter from QuantumScape Corporation to Mohit Singh, dated April 3, 2013.	S-4/A	333-248930	10.17	November 12, 2020

10.23	Lease, dated May 31, 2013, by and between SI 55, LLC and QuantumScape Corporation.	S-4/A	333-248930	10.18	November 12, 2020

10.24	Amendment to Lease, dated May 19, 2014, by and between SI 55, LLC and QuantumScape Corporation.	S-4/A	333-248930	10.19	November 12, 2020

10.25#	Amended and Restated Limited Liability Company Agreement of QSV Operations LLC, dated May 14, 2020, by and between QuantumScape Corporation and Volkswagen Group of America Investments, LLC.	S-4/A	333-248930	10.20	November 12, 2020

10.26#	Amended and Restated Joint Venture Agreement, dated May 14, 2020, by and among QuantumScape Corporation and the persons named therein.	S-4/A	333-248930	10.21	November 12, 2020

10.27	First Amendment to Amended and Restated Joint Venture Agreement, dated September 21, 2020, by and among QuantumScape Corporation and the persons named therein.	S-4/A	333-248930	10.22	November 12, 2020

10.28#	Series F Preferred Stock Purchase Agreement, dated May 14, 2020, by and between QuantumScape Corporation and Volkswagen Group of America Investments, LLC.	S-4/A	333-248930	10.23	November 12, 2020

10.29	Amendment No. 1 to Series F Preferred Stock Purchase Agreement, dated September 3, 2020, by and among Kensington Capital Acquisition Corp., QuantumScape Corporation and Volkswagen Group of America Investments, LLC.	S-4/A	333-248930	10.24	November 12, 2020

10.30	Letter Agreement, dated as of December 7, 2020, by and among QuantumScape Subsidiary, Inc., QuantumScape Corporation and Volkswagen Group of America Investments, LLC.	S-1/A	333-251433	10.30	December 28, 2020

10.31+	Employee Incentive Compensation Plan.	8-K	001-39345	10.1	March 15, 2021

10.32+	Form Change in Control and Severance Agreement.	8-K	001-39345	10.2	March 15, 2021

10.33	Series F Closing Agreement, dated March 30, 2021, by an among the Company, Subsidiary and VWGoAI.	8-K	001-39345	1.1	April 1, 2021

16.1	Letter from Marcum LLP regarding Change in Independent Registered Public Accounting Firm dated December 14, 2020.	8-K	001-39345	16.1	December 14, 2020

21.1	List of Subsidiaries of the Registrant	10-K	001-39345	21.1	February 23, 2021

23.1	Consent of Independent Registered Accounting Firm, Ernst & Young LLP.	10-K	001-39345	23.1	February 23, 2021

24.1	Power of Attorney.	10-K	001-39345	24.1	February 23, 2021

24.2*	Power of Attorney.

31.1	Rule 13a-14(a) /15(d)-14(a) Certification of Principal Executive Officer.	10-K	001-39345	31.1	February 23, 2021

31.2	Rule 13a-14(a) /15(d)-14(a) Certification of Principal Financial Officer.	10-K	001-39345	31.2	February 23, 2021

31.3*	Rule 13a-14(a) /15(d)-14(a) Certification of Principal Executive Officer.

31.4*	Rule 13a-14(a) /15(d)-14(a) Certification of Principal Financial Officer.

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	10-K	001-39345	32.1	February 23, 2021

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	10-K	001-39345	32.2	February 23, 2021

101.INS	Inline XBRL Instance Document.	10-K	001-39345	101.INS	February 23, 2021

101.SCH	Inline XBRL Taxonomy Extension Schema Document.	10-K	001-39345	101.SCH	February 23, 2021

101.CAL	Taxonomy Extension Calculation Linkbase Document.	10-K	001-39345	101.CAL	February 23, 2021

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	10-K	001-39345	101.DEF	February 23, 2021

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	10-K	001-39345	101.LAB	February 23, 2021

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	10-K	001-39345	101.PRE	February 23, 2021

104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101)

*	Filed herewith.
#	Portions of this exhibit have been omitted in accordance with Item 601 of Regulation S-K.
+	Indicates a management or compensatory plan.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

QuantumScape Corporation

Date: April 26, 2021	By:	/s/ Jagdeep Singh
Jagdeep Singh
Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date
/s/ Jagdeep Singh	Chief Executive Officer and Chairman	April 26, 2021
Jagdeep Singh	(Principal Executive Officer)

/s/ Kevin Hettrich	Chief Financial Officer	April 26, 2021
Kevin Hettrich	(Principal Financial and Accounting Officer)

*	Director	April 26, 2021
Frank Blome

*	Director	April 26, 2021
Brad Buss

*	Director	April 26, 2021
John Doerr

*	Director	April 26, 2021
Jürgen Leohold

*	Director	April 26, 2021
Fritz Prinz

*	Director	April 26, 2021
Justin Mirro

*	Director	April 26, 2021
J.B. Straubel

*	Director	April 26, 2021
Dipender Saluja

*	Director	April 26, 2021
Jens Wiese

/s/ Celina Mikolajczak	Director	April 26, 2021
Celina Mikolajczak

*By:	/s/ Jagdeep Singh	April 26, 2021
Jagdeep Singh
Attorney-in-fact