Form 10-K/A
period 2020-12-31
QuantumScape Corp
filed 2021-05-07
CIK 1811414

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 2)

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

The number of shares of the registrant’s Class A Common Stock, par value $0.0001 per share outstanding was 259,611,491, and the number of shares of the registrant’s Class B Common Stock, par value $0.0001 per share outstanding was 146,362,452, as of April 29, 2021.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Explanatory Note

On February 23, 2020, QuantumScape Corporation (“QuantumScape,” the “Company,” “we,” “us,” or “our”) filed its Annual Report on Form 10-K for the fiscal year ended December 31, 2020 (the “Original Filing”) and on April 26, 2021, QuantumScape filed an Annual Report on Form 10-K/A (the “Amendment No. 1,” and together with the Original Filing, the “Amended Filing”). This Annual Report on Form 10-K/A (the “Amendment No. 2”) is being filed as Amendment No. 2 to the Amended Filing for the primary purpose of restating the Company’s previously issued consolidated financial statements as of and for the year ended December 31, 2020. See Note 4—Restatement of Consolidated Financial Statements, to the accompanying consolidated financial statements of this Amendment No. 2, for additional information. Refer also to the section "Items Amended in this Annual Report on Form 10-K/A" below for additional changes made to the Amended Filing.

Background of Restatement

On April 12, 2021, the staff of the SEC issued a public statement entitled “Staff Statement on Accounting and Reporting Considerations for Warrants issued by Special Purpose Acquisition Companies (“SPACs”)” (the “Staff Statement”). The Staff Statement clarified guidance for all SPAC-related companies regarding the accounting and reporting for their warrants that could result in the warrants issued by SPACs being classified as a liability measured at fair value, with non-cash fair value adjustments recorded in earnings at each reporting period.

In November 2020, in connection with the Business Combination (as defined below), we assumed 11,499,989 warrants that were sold to the public (the “Public Warrants”) and 6,650,000 warrants that were sold to the affiliates of Kensington (as defined below) (the “Private Placement Warrants”, and the Public Warrants together with the Private Placement Warrants, the “Assumed Common Stock Warrants”), which were originally issued in connection with Kensington’s initial public offering and the Business Combination (as defined below), and were originally accounted for as equity within our financial statements based on our application of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 815-40, Derivatives and Hedging- Contracts in Entity’s Own Equity (“ASC 815-40”). The Company initially evaluated the accounting for its Assumed Common Stock Warrants and believed its positions to be appropriate at that time. The views expressed in the Staff Statement were not consistent with our historical interpretation of certain specific provisions of the Assumed Common Stock Warrants and our application of ASC 815-40 to the Assumed Common Stock Warrants. We reassessed our accounting for the Assumed Common Stock Warrants in light of the Staff’s Statement. Based on this reassessment, we determined that the Assumed Common Stock Warrants should be classified as liabilities measured at fair value on the date of the Business Combination, with subsequent changes in non-cash fair value reported in our Consolidated Statement of Operations and Comprehensive Loss at each reporting period.

On April 28, 2021, the Audit Committee of our Board of Directors (the “Audit Committee”), in consultation with management and Ernst and Young LLP, our independent registered public accounting firm, concluded that our previously issued consolidated financial statements as of and for the year ended December 31, 2020 should no longer be relied upon. As such, we determined that we would restate our consolidated financial statements as of and for the year ended December 31, 2020.

Effect of Restatement and Revisions

As described above, the Assumed Common Stock Warrants should be accounted for as liabilities measured at fair value, with non-cash fair value adjustments recorded in earnings at each reporting period. As a result, we are including in this Amendment No. 2 restated consolidated financial statements as of and for the year ended December 31, 2020. The change in the accounting treatment for the Assumed Common Stock Warrants and the resulting restatement and revision of our consolidated financial statements resulted in an increase in total liabilities of approximately $690 million and a decrease of approximately $108 million in additional paid-in capital in our Consolidated Balance Sheet as of December 31, 2020, and an increase in expenses of approximately $582 million in our Consolidated Statements of Operations and Comprehensive Loss for the year ended December 31, 2020.

The restatement of the consolidated financial statements had no impact on our liquidity or cash position as of December 31, 2020. There was no impact on revenues, operating expenses or operating loss as the change in fair value of the Assumed Common Stock Warrant liability is not a component of operating loss in our Consolidated Statements of Operations and Comprehensive Loss for the year ended December 31, 2020. An explanation of the impact on our consolidated financial statements is contained in “Note 4—Restatement of Consolidated Financial Statements” to the accompanying consolidated financial statements included in this Amendment No. 2.

As all material restatement information will be included in this Amendment No. 2, investors and others should rely only on the financial information and other disclosures regarding the periods described above in this Amendment No. 2 and in future filings with the SEC (as applicable) and should not rely on any previously issued or filed reports, press releases, corporate presentations or similar communications relating to the year ended December 31, 2020.

Internal Control Considerations

As a result of the restatement, the Company has concluded there was a material weakness in the Company's internal control over financial reporting as of December 31, 2020 and its disclosure controls and procedures were not effective for the quarterly period ended December 31, 2020. For additional information, see Part II, Item 9A “Controls and Procedures” of this Amendment No. 2 for Internal Control Considerations.

Items Amended in this Annual Report on Form 10-K/A

This Amendment No. 2 sets forth the Amended Filing, in its entirety, as modified and superseded as necessary to reflect the restatement described above. The following items in the Amended Filing have been amended as a result of, and to reflect, the restatement: (i) Part I, Item 1A: Risk Factors, (ii) Part I, Item 3: Legal Proceedings, (iii) Part II, Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations, (iv) Part II, Item 8: Financial Statements and (v) Part II, Item 9A: Controls and Procedures.

The following sections were also updated to reflect the closing of QuantumScape’s underwritten public offering which closed March 29, 2021 (the “March 2021 Public Offering”), the satisfaction of the conditions to the closing of the second tranche of Volkswagen Group of America Investments, LLC’s (“VGA”) investment and the issuance of the related shares, effective as of April 28, 2021, and other recent developments: (i) Cautionary Note on Forward-Looking Statements, (ii) Part I, Item 1A: Risk Factors, (iii) Part I, Item 3: Legal Proceedings and (iv) Part IV: Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters. We have also included as exhibits currently dated certifications required under Sections 302 and 906 of The Sarbanes-Oxley Act of 2002. We are amending and refiling Part IV to reflect the inclusion of those certifications.

Except as described above, no other changes have been made to the Amended Filing and we have not otherwise updated the disclosures contained in the Amended Filing, including disclosures with respect to Part I, Item 1: Business, to reflect any events that occurred subsequent to the date of the Original Filing. Accordingly, this Amendment No. 2 should be read in conjunction with the Company’s other filings with the SEC subsequent to the date of the Original Filing.

Corporate History and Background

On November 25, 2020, the original QuantumScape Corporation, now named QuantumScape Battery, Inc. (“Legacy QuantumScape”), consummated a business combination (the “Business Combination”) with Kensington Capital Acquisition Corp., a SPAC (“Kensington”). Legacy QuantumScape became a wholly-owned subsidiary of Kensington, and Kensington changed its name to QuantumScape Corporation. Our Class A Common Stock and Public Warrants are listed on the New York Stock Exchange (the “NYSE”) under the symbols “QS” and “QS.WS”, respectively. Our Class B Common Stock is neither listed nor publicly traded.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

The Company makes forward-looking statements in this Annual Report (Amendment No. 2) on Form 10-K/A (this “Report”) and in documents incorporated herein by reference. All statements, other than statements of present or historical fact included in or incorporated by reference in this Report, regarding the Company’s future financial performance, as well as the Company’s strategy, future operations, financial position, estimated revenues, and losses, projected costs, prospects, plans and objectives of management are forward-looking statements. When used in this Report, the words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “will,” “would” the negative of such terms and other similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words. These forward-looking statements are based on management’s current expectations, assumptions, hopes, beliefs, intentions and strategies regarding future events and are based on currently available information as to the outcome and timing of future events. The Company cautions you that these forward-looking statements are subject to all of the risks and uncertainties, most of which are difficult to predict and many of which are beyond the control of the Company, incident to its business.

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

As a result of a number of known and unknown risks and uncertainties, the Company’s actual results or performance may be materially different from those expressed or implied by these forward-looking statements. Some factors that could cause actual results to differ include:

•

any further changes to our financial statements or this Report that may be required due to SEC comments on this Report or further guidance regarding the accounting treatment of the Assumed Common Stock Warrants;

•	the restatement’s quantitative effects;
•	the effectiveness of the Company’s disclosure controls and procedures and internal control over financial reporting;
•	the Company’s ability to remediate the material weakness in its internal control over financial reporting;
•

delays in or the inability to achieve our technology development objectives, including high volume production of battery cells at commercial size with acceptable performance, yield, and cost for successful commercialization of our technologies;

•

delays in implementing or the inability to successfully implement the manufacturing processes related automation and technologies necessary for development efforts or for volume production and successful commercialization of our technologies;

•	the inability to establish supply relationships for necessary components or being required to pay higher than anticipated supply costs;
•	our relationship with Volkswagen, including the ability to commercialize solid-state batteries from our joint development relationship with Volkswagen and as a potential customer;
•	the failure of our batteries to perform as expected;
•

the expected operations of our current and planned facilities, including the planned addition of an approximately 200,000 square foot pre-pilot line facility in California (“QS-0”), a 1GWh pilot line (“QS-1”), and subsequently the expansion to the full 21GWh target (“QS-1 Expansion”);

•	the inability to attract customers during the development stage or for high volume commercial production;
•	the Company’s future financial and business performance, including financial projections and business metrics;
•	changes in the Company’s strategy, future operations, financial position, estimated revenues and losses, projected costs, prospects and plans;
•	the Company’s ability to scale in a cost-effective manner;
•	the Company’s ability to raise capital;
•	developments relating to the Company’s competitors and industry;
•	the outcome of any known and unknown litigation and regulatory proceedings; and
•	the impact of worldwide economic, political, industry, and market conditions, including the continued effects of the global COVID-19 pandemic.

Other risks and uncertainties set forth in this Report, including risk factors discussed in Part I, Item 1A under the Heading, “Risk Factors”.

PART I

Item 1. Business.

Unless the context otherwise requires, all references in this section to “we,” “us,” “our,” or the “Company” refer to the current QuantumScape Corporation and its subsidiaries.

Corporate History and Background

On November 25, 2020 (the “Closing Date”), Kensington, consummated the Business Combination Agreement (the “Business Combination Agreement”) dated September 2, 2020, by and among Kensington, Kensington Merger Sub Corp., a Delaware corporation and wholly owned subsidiary of Kensington (“Merger Sub”), and QuantumScape Battery, Inc., a Delaware corporation (f/k/a QuantumScape Corporation and f/k/a QuantumScape Subsidiary, Inc.) (“Legacy QuantumScape”) formed in May of 2010. Our Class A Common Stock and Public Warrants are listed on NYSE under the symbols “QS” and “QS.WS”, respectively. Our Class B Common Stock is neither listed nor publicly traded.

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

Over the last eight years we have developed a strong partnership with VGA and certain of its affiliates (together with VGA, “Volkswagen”). Volkswagen is one of the largest car companies in the world and intends to be a leader in EVs. Volkswagen has announced plans to launch more than 70 new EV models and build more than 25 million vehicles on electric platforms by the end of the decade. Over the last eight years Volkswagen has invested and committed to invest, subject, in certain cases, to certain closing conditions that have not yet been satisfied, a total of more than $300 million in us and has established a 50-50 joint venture with us to enable an industrial level of production of our solid-state batteries. As 50-50 partners in the joint venture with Volkswagen, we expect to share equally in the revenue and profit from the joint venture. Over the course of our relationship, Volkswagen has successfully tested multiple generations of certain of our single-layer, laboratory cells at industry-accepted automotive rates of power (power is the rate at which a battery can be charged and discharged). We believe no other lithium-metal battery technology has demonstrated the capability of achieving automotive rates of power with acceptable battery life.

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

QuantumScape is a Step-Function Ahead of Conventional Cells

Energy-optimized Cell Designs
Cell Mass-specific Energy (Wh/kg)
500
450
400
350
300
250
200
150
100
300
400
500
600
700
800
900
1,000
1,100
Cell Volumetric Energy Density (Wh/L)
Commercialized Chemistries
LFP1
NMC2
NCA3
NCA or Ni-rich NMC + Silicon / Carbon Anode
QuantumScape

Source: Argonne National Laboratory; Management estimates

[1] Lithium, iron, and phosphate [2] Nickel, manganese, and cobalt [3] Nickel, cobalt, and aluminum

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

Traditional lithium-ion cell manufacturing
Cathode Material
Solvent
Binder / Other
Anode Material
Solvent
Binder / Other
Mixing
Mixing
Collector
Coating / Drying
Coating / Drying
Collector
Roll Pressing
Roll Pressing
Slitting / Notching
Slitting / Notching
Drying
Drying
Separator
Stacking / Winding
Cell Container
Packing
Formation
Testing
Cell
QuantumScape cell manufacturing
Cathode Material
Solvent
Binder / Other
Mixing
Collector
Coating / Drying
Roll Pressing
QS makes proprietary solid-state separator (other facility)
Slitting / Notching
Drying
Separator
Stacking
Cell Container
Packing
Formation
Substantially Reduced
Testing
Cell

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

To date, we have not experienced any work stoppages and we consider our relationship with our employees to be good. None of our employees are either represented by a labor union or are subject to a collective bargaining agreement.

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

•	We face significant challenges in our attempt to develop a solid-state battery cell and produce it at high volumes with acceptable performance, yields and costs.
•

The pace of development in materials science is often not predictable. Delays or failures in accomplishing particular development objectives may delay or prevent successful commercialization of our products.

•

We may not be able to establish supply relationships for necessary materials, components or equipment or may be required to pay more than anticipated for components or equipment, which could delay the introduction of our product and negatively impact our business.

•

Our relationship with Volkswagen is subject to various risks which could adversely affect our business and future prospects. There are no assurances that we will be able to commercialize solid-state batteries from our joint development relationship with Volkswagen.

•	If our batteries fail to perform as expected, our ability to develop, market and sell our batteries could be harmed.
•	We may not succeed in attracting customers during the development stage or for high volume commercial production, and our future growth and success depend on our ability to attract customers.
•

We may be unable to adequately control the costs associated with our operations and the components necessary to build our solid-state battery cells, and, if we are unable to control these costs and achieve cost advantages in our production of our solid-state battery cells at scale, our business will be adversely affected.

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

•	The trading price of our Class A Common Stock has been and may in the future continue to be subject to extreme volatility.
•	We have had to restate our previously issued financial statements and in connection with such process, identified a material weakness in our internal control over financial reporting.

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

Risks Related to Our Technology Development and Scale-Up

We face significant challenges in our attempt to develop a solid-state battery cell and produce it at high volumes with acceptable performance, yields and costs. The pace of development in materials science is often not predictable. Delays or failures in accomplishing particular development objectives may delay or prevent successful commercialization of our products.

Developing lithium-metal solid-state batteries that meet the requirements for wide adoption by automotive OEMs is a difficult undertaking and, as far as we are aware, has never been done before. We are still in development stage and face significant challenges in completing development of our multi-layer battery cells and in producing battery cells in commercial volumes. Some of the development challenges that could prevent the introduction of our solid-state battery cell include difficulties with increasing the volume, yield, reliability and uniformity of our separators and cells, increasing the size and layer count of our multi-layer cells, increasing manufacturing to produce the volume of cells needed for our technology development and customer applications, installing, bringing up and optimizing higher volume manufacturing equipment, packaging design and engineering to ensure adequate cycle life, cost reduction, completion of the rigorous and challenging specifications required by our automotive partners, including but not limited to, calendar life, mechanical testing, and abuse testing and development of the final manufacturing processes.

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

To achieve target energy density, we need to stack our single-layer solid-state cells in a multi-layer format, which is enclosed within a single battery package. Depending upon our customer’s requirements, our battery cell may require dozens of single-layer cells within each battery package. We have tested 4-layer cells that measure 30x30mm, and recently initiated testing 4-layer cells that measure 70x85mm, but we must make multi-layer cells in a commercial form factor (70x85mm) with dozens of layers and do so at a high yield without compromising performance, and while solving related packaging challenges in a way that is scalable and low-cost. There are significant engineering and mechanical challenges that we must overcome to build our multi-layer battery cells. In addition, we will need to acquire certain tools that we currently do not possess and develop the manufacturing process necessary to make these multi-layer battery cells in high volume. If we are not able to overcome these developmental hurdles in building our multi-layer cells, our business is likely to fail.

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

In addition, we must advance our manufacturing processes to include more automation, such as automated stackers, and to use higher volume tools and processes, such as moving to larger continuous flow equipment. We may encounter delays or unexpected challenges in the delivery, installation and operation of the new equipment. Further, we must build QS-0 to produce engineering samples or prototype cells in the high volumes needed for our development work and to supply to prospective customers for testing. Such a project could encounter significant delays and cost overruns. We must substantially improve our manufacturing processes to increase yield and throughput to achieve the cost, performance and volume levels required for commercial shipments. In addition, our multi-layer battery cells must simultaneously satisfy all of the commercial requirements of our customers.

Any delay in the development or manufacturing scale-up of our solid-state battery cells would negatively impact our business as it will delay time to revenue and negatively impact our customer relationships. Additionally, we may encounter delays in obtaining the necessary regulatory approvals or launching our solid-state battery on the market, including delays in entering into agreements for the supply of component parts and manufacturing tools and supplies. Delays in the launching of our product would materially damage our business, prospects, financial condition, operating results and brand.

We may not be able to establish supply relationships for necessary materials, components or equipment or may be required to pay more than anticipated for components or equipment, which could delay the introduction of our product and negatively impact our business.

We rely on third-party suppliers for components and equipment necessary to develop and manufacture our solid-state batteries, including key supplies, such as our cathode material and manufacturing tools for both our separator and solid-state battery cells. We are collaborating with key suppliers but have not yet entered into agreements for the supply of production quantities of these materials. To the extent that we are unable to enter into commercial agreements with these suppliers on beneficial terms, or these suppliers experience difficulties ramping up their supply of materials to meet our requirements, the introduction of our battery will be delayed. To the extent our suppliers experience any delays in providing or developing the necessary materials, we could experience delays in delivering on our timelines.

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

Any disruption in the supply of components, equipment or materials could temporarily disrupt research and development activities or production of our batteries until an alternative supplier is able to supply the required material. Changes in business conditions, unforeseen circumstances, governmental changes, and other factors beyond our control or which we do not presently anticipate, could also affect our suppliers’ ability to deliver components or equipment to us on a timely basis. Any of the foregoing could materially and adversely affect our results of operations, financial condition and prospects.

Currency fluctuations, trade barriers, tariffs or shortages and other general economic or political conditions may limit our ability to obtain key components or equipment for our solid-state batteries or significantly increase freight charges, raw material costs and other expenses associated with our business, which could further materially and adversely affect our results of operations, financial condition and prospects.

We may be unable to adequately control the costs associated with our operations and the components necessary to build our solid-state battery cells, and, if we are unable to control these costs and achieve cost advantages in our production of our solid-state battery cells at scale, our business will be adversely affected.

We require significant capital to develop and grow our business and expects to incur significant expenses, including those relating to research and development, raw material procurement, leases, sales and distribution as we build our brand and market our batteries, and general and administrative costs as we scale our operations. Our ability to become profitable in the future will not only depend on our ability to successfully market our solid-state batteries and services, but also to control our costs and achieve the target cost projections that we have, including our projected 17% cost advantage when compared to the costs of building traditional lithium-ion batteries at scale. If we are unable to cost efficiently design, manufacture, market, sell and distribute our solid-state batteries and services, our margins, profitability and prospects would be materially and adversely affected. We have not yet produced any solid-state battery cells at the commercial size or in volume and our forecasted cost advantage for the production of these cells at scale, compared to conventional lithium-ion cells, will require us to achieve rates of throughput, use of electricity and consumables, yield, and rate of automation demonstrated for mature battery, battery material, and ceramic manufacturing processes, that we have not yet achieved. If we are unable to achieve these targeted rates, our business will be adversely impacted. In particular, while we have estimated that eliminating the anode host material and the associated manufacturing costs will provide a savings in production at scale of approximately 17% compared to the costs of building traditional lithium-ion batteries at leading manufacturers, that estimate is subject to numerous assumptions and uncertainties. To achieve those savings we will need to achieve significant cost savings in battery design and manufacturing, in addition to the cost savings associated with the elimination of an anode from our solid-state battery cells, while controlling costs associated with the manufacture of our solid-state separator, including achieving substantial improvements in throughput and yield required to hit commercial targets. Further, we will need to capture industry cost savings in the materials, components, equipment, and processes that we share, notably in the cathode, cell design, and factory. We cannot be certain that we will achieve these cost savings or that future efficiency improvements in lithium-ion battery manufacturing will not reduce or eliminate these estimated cost savings.

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

There is no assurance that we will be able to complete the development of the solid-state battery cells in the time frame required by the joint venture arrangements. If we do not complete this development in a timely manner, Volkswagen may terminate its participation in the joint venture. Our joint venture arrangements with Volkswagen provide a framework for our cooperation and requires that we and Volkswagen enter into certain additional arrangements regarding the purchase by the joint venture of solid-state separators from us, the purchase and pricing of the solid-state battery cells that will be produced by the joint venture and sold to Volkswagen, and the terms for licensing our technology to the joint venture. There can be no assurance that we will be able to agree with Volkswagen on these key elements on terms that are financially beneficial for us or that we will be able to enter into the additional arrangements, including any purchase orders, with Volkswagen for commercialization under the joint venture arrangements.

The commercial terms of the purchase by Volkswagen of the output of the joint venture will depend on the performance of our solid-state battery and the demand for the vehicles that Volkswagen develops to utilize the solid-state battery cells that will be produced by the joint venture. If we cannot complete the development of our solid-state battery cells, Volkswagen does not select our solid-state battery cell for commercialization or if there is a delay in the introduction of the Volkswagen vehicles that intend to use our solid-state battery cells, our business will be harmed.

The strong relationship that we have developed with Volkswagen and rights under the joint venture agreement may deter other automotive OEMs from working closely with us. If we are not able to expand our other customer relationships, or if we become too dependent on Volkswagen for our revenue, our business could be harmed.

Volkswagen may have economic, business or legal interests or goals that are inconsistent with our goals. Any significant disagreements with Volkswagen may impede our ability to maximize the benefits of our partnerships and slow the commercialization of our solid-state battery. Our joint venture arrangements may require us, among other things, to pay certain costs or to make certain capital investments or to seek Volkswagen’s consent to take certain actions. In addition, if Volkswagen is unable or unwilling to meet its economic or other obligations under the joint venture arrangements, we may be required to either fulfill those obligations alone to ensure the ongoing success of the joint venture or to dissolve and liquidate the joint venture. These factors could result in a material adverse effect on our business and financial results.

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

We may not succeed in attracting customers during the development stage or for high volume commercial production, and our future growth and success depend on our ability to attract customers.

We may not succeed in attracting customers during the development stage or for high volume commercial production. For example, we may be unsuccessful at attracting additional customers for QS-0, in which case we may have excess capacity. In addition, if we are unable to attract new customers in need of high-volume commercial production of our products, our business may suffer.

Many of our potential customers tend to be large enterprises. Therefore, our future success will depend on our ability to effectively sell our products to such large customers. Sales to these end-customers involve risks that may not be present (or that are present to a lesser extent) with sales to smaller customers. These risks include, but are not limited to, (i) increased purchasing power and leverage held by large customers in negotiating contractual arrangements with us and (ii) longer sales cycles and the associated risk that substantial time and resources may be spent on a potential end-customer that elects not to purchase our solutions.

Our potential customers that are large organizations often undertake a significant evaluation process that results in a lengthy sales cycle. In addition, product purchases by large organizations are frequently subject to budget constraints, multiple approvals and unanticipated administrative, processing and other delays. Finally, large organizations typically have longer implementation cycles, require greater product functionality and scalability, require a broader range of services, demand that vendors take on a larger share of risks, require acceptance provisions that can lead to a delay in revenue recognition and expect greater payment flexibility. All of these factors can add further risk to business conducted with these potential customers.

If the Put or Call Rights under our joint venture agreements with Volkswagen are exercised, it may have an adverse effect on our liquidity or our stockholders’ ownership could be diluted.

The joint venture structure we agreed to with Volkswagen is intended, in part, to protect our intellectual property. Certain key battery technology will continue to be owned by us and will be provided to the joint venture through a limited license for purposes of QS-1. We and Volkswagen still need to agree on the license terms for this battery technology license for the QS-1 Expansion. The joint venture terminates upon the earliest to occur of (i) Volkswagen exercising specified put rights in the event of, amongst others, (a) a change of control of our company, or (b) the failure by us to meet specified development milestones within certain timeframes, (ii) us exercising specified call rights or Volkswagen exercising specified put rights if, among other things, the parties cannot agree to commercial terms for QS-1 or QS-1 Expansion within certain timeframes, (iii) a certain date after commencement of production of a Volkswagen series production vehicle using our battery cells (or an alternative end date if no such production was commenced after certain technical milestones with respect to our battery cell technology were reached) and (iv) December 31, 2028.

We may not have sufficient funds, borrowing capacity, or other capital resources available to pay for the interests of Volkswagen in cash if it exercises its put rights or to exercise our call rights. Such lack of available funds upon the exercising by Volkswagen of its put rights or by us of our call rights could force us to issue stock at a time we might not otherwise desire to do so in order to purchase the interests of Volkswagen. If we are required or choose to purchase those interests from Volkswagen, we could experience significant cash outflow, our other stockholders could see their holdings diluted through the issuance of shares to finance such payment obligations, and our financial condition and the price of our Class A Common Stock may be adversely affected.

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

As of April 29, 2021, Volkswagen beneficially owns approximately 26% of our Class A Common Stock and 12% of our Class B Common Stock outstanding, representing 14% of the vote, and our executive officers, directors and their affiliates as a group beneficially own approximately 35% of our Class A Common Stock and 63% of our Class B Common Stock outstanding, representing 60% of the vote. As a result, these stockholders will be able to exercise a significant level of control over all matters requiring stockholder approval, including the election of directors, any amendment of our amended and restated certificate of incorporation (the “Certificate of Incorporation”) and approval of significant corporate transactions. In addition, Volkswagen holds the right to designate two directors to our Board. This control could have the effect of delaying or preventing a change of control or changes in our management and will make the approval of certain transactions difficult or impossible without the support of these stockholders and of their votes.

Our Intellectual Property Risks

We rely heavily on our intellectual property portfolio. If we are unable to protect our intellectual property rights, our business and competitive position would be harmed.

We may not be able to prevent unauthorized use of our intellectual property, which could harm our business and competitive position. We rely upon a combination of the intellectual property protections afforded by patent, copyright, trademark and trade secret laws in the United States and other jurisdictions, as well as license agreements and other contractual protections, to establish, maintain and enforce rights in our proprietary technologies. In addition, we seek to protect our intellectual property rights through nondisclosure and invention assignment agreements with our employees and consultants, and through non-disclosure agreements with business partners and other third parties. Despite our efforts to protect our proprietary rights, third parties, including our business partners, may attempt to copy or otherwise obtain and use our intellectual property without our consent. Monitoring unauthorized use of our intellectual property is difficult and costly, and the steps we have taken or will take to prevent misappropriation may not be sufficient. Any enforcement efforts we undertake, including litigation, could be time-consuming and expensive and could divert management’s attention, which could harm our business, results of operations and financial condition. In addition, existing intellectual property laws and contractual remedies may afford less protection than needed to safeguard our intellectual property portfolio.

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

Companies, organizations or individuals, including our current and future competitors, may hold or obtain patents, trademarks or other proprietary rights that would prevent, limit or interfere with our ability to make, use, develop or sell our products, which could make it more difficult for us to operate our business. From time to time, we may receive inquiries from third parties inquiring whether we are infringing their intellectual property rights and/or seek court declarations that they do not infringe upon our intellectual property rights. Companies holding patents or other intellectual property rights relating to batteries, electric motors or electronic power management systems may bring suits alleging infringement of such rights or otherwise asserting their rights and seeking licenses. In addition, if we are determined to have infringed upon a third party’s intellectual property rights, we may be required to do one or more of the following:

•	cease selling, incorporating or using products that incorporate the challenged intellectual property;
•	pay substantial damages;
•	obtain a license from the holder of the infringed intellectual property right, which license may not be available on reasonable terms or at all; or
•	redesign our batteries.

In the event of a successful claim of infringement against us and our failure or inability to obtain a license to the infringed technology on reasonable terms, our business, prospects, operating results and financial condition could be materially adversely affected. In addition, any litigation or claims, whether or not well-founded, could result in substantial costs and diversion of resources and management’s attention.

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

Our patent applications may not result in issued patents, which may have a material adverse effect on our ability to prevent others from commercially exploiting products similar to ours. The status of patents involves complex legal and factual questions and the breadth of claims allowed is uncertain. As a result, we cannot be certain that the patent applications that we file will result in patents being issued, or that our patents and any patents that may be issued to us will afford protection against competitors with similar technology. Numerous patents and pending patent applications owned by others exist in the fields in which we have developed and are developing our technology. Any of our existing or pending patents may be challenged by others on the basis that they are invalid or unenforceable. Furthermore, patent applications filed in foreign countries are subject to laws, rules and procedures that differ from those of the United States, and thus we cannot be certain that foreign patent applications related to issued U.S. patents will be issued.

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

Many automotive OEMs are researching and investing in solid-state battery efforts and, in some cases, in battery development and production. There are a number of companies seeking to develop alternative approaches to solid-state battery technology, including lithium-metal batteries. We expect competition in battery technology and EVs to intensify due to increased demand for these vehicles and a regulatory push for EVs, continuing globalization, and consolidation in the worldwide automotive industry. Developments in alternative technologies or improvements in batteries technology made by competitors may materially adversely affect the sales, pricing and gross margins of our batteries. If a competing technology is developed that has superior operational or price performance, our business will be harmed. Similarly, if we fail to accurately predict and ensure that our battery technology can address customers’ changing needs or emerging technological trends, or if our customers fail to achieve the benefits expected from our solid-state batteries, our business will be harmed.

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

We incurred a net loss of approximately $1,681.8 million for the year ended December 31, 2020 and an accumulated deficit of approximately $1,977.6 million from our inception in 2010 through the year ended December 31, 2020. We believe that we will continue to incur operating and net losses each quarter until at least the time we begin significant production of our lithium-metal solid-state batteries, which is not expected to occur until 2024, and may occur later.

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

We face various risks related to epidemics, pandemics, and other outbreaks, including the recent COVID-19 pandemic. The impact of COVID-19, including changes in consumer and business behavior, pandemic fears and market downturns, and restrictions on business and individual activities, has created significant volatility in the global economy and led to reduced economic activity. The spread of COVID-19 has also impacted our potential customers and our suppliers by disrupting the manufacturing, delivery and overall supply chain of battery, EV and equipment manufacturers and suppliers and has led to a global decrease in battery and EV sales in markets around the world.

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

There are no comparable recent events that may provide guidance as to the effect of the spread of COVID-19, and, as a result, the ultimate impact of the COVID-19 pandemic or a similar health epidemic is highly uncertain.

Our expectations and targets regarding the times when we will achieve various technical, pre-production and production objectives depend in large part upon assumptions and analyses developed by us. If these assumptions or analyses prove to be incorrect, we may not achieve these milestones when expected or at all.

Our expectations and targets regarding the times when we will achieve various technical, pre-production and production objectives reflect our current expectations and estimates. Whether we will achieve these objectives when we expect depends on a number of factors, many of which are outside our control, including, but not limited to:

•	success and timing of development activity;
•	unanticipated technical or manufacturing challenges or delays;
•	technological developments relating to lithium-ion, lithium-metal solid-state or other batteries that could adversely affect the commercial potential of our technologies;
•	whether we can obtain sufficient capital to build our manufacturing facilities and sustain and grow our business;
•	adverse developments in our joint venture relationship with Volkswagen, including termination of the joint venture or delays in negotiating commercial terms for QS-1 or QS-1 Expansion;
•	our ability to manage our growth;
•	whether we can manage relationships with key suppliers;
•	our ability to retain existing key management, integrate recent hires and attract, retain and motivate qualified personnel; and
•	the overall strength and stability of domestic and international economies.

Unfavorable changes in any of these or other factors, most of which are beyond our control, could materially and adversely affect our ability to achieve our objectives when planned and our business, results of operations and financial results.

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

For example, on December 11, 2020, a putative class action lawsuit was filed in the New York State Supreme Court by a purported QuantumScape warrantholder against the Company. We removed the case to federal court. On March 25, 2021, plaintiff amended the complaint to drop the class allegations. The amended complaint alleges, among other things, that plaintiff was entitled to exercise his warrants within 30 days of the closing of the business combination between QuantumScape and Kensington (the “Closing”) and that the proxy statement/prospectus/information statement dated September 21, 2020 and November 12, 2020 is misleading and/or omits material information concerning the exercise of the warrants. The complaint seeks monetary damages for alleged breach of contract, securities law violations, fraud, and negligent misrepresentation.

On December 24, 2020, a lawsuit was filed in the New York State Supreme Court by three purported QuantumScape warrantholders against the Company. The complaint alleges, among other things, that the plaintiffs were entitled to exercise warrants within 30 days of Closing. The complaint also alleges that the proxy statement/prospectus/information statement dated September 21, 2020 and November 12, 2020 is misleading and/or omits material information concerning the exercise of the warrants. The complaint generally seeks monetary damages for alleged breach of contract.

Between January 5, 2021 and January 8, 2021, three putative class action lawsuits were filed in the Northern District of California by purported purchasers of QuantumScape securities against the Company and its Chief Executive Officer or against the Company and certain members of management and the Board of Directors, and VGA.

All three complaints allege that the defendants purportedly made false and/or misleading statements and failed to disclose material adverse facts about our business, operations, and prospects, including information regarding our battery technology. One complaint alleges a purported class that includes all persons who purchased or acquired our securities between December 8, 2020 and December 31, 2020. The other two complaints allege a purported class that includes all persons who purchased or acquired our securities between November 27, 2020 and December 31, 2020. On April 20, 2021, the three actions were consolidated, with the Court appointing lead plaintiff and counsel.

Two shareholder derivative suits were also filed in February 2021 against 11 officers and directors of the Company and have been consolidated into one action. QuantumScape is the nominal defendant. The complaints in the derivative action allege that the individual defendants breached various duties to the Company and contains additional similar allegations based on the same general allegations in the class action complaints described immediately above. VGA was also named as a defendant in the derivative litigation.

On February 26, 2021, a former consultant submitted a demand for arbitration to JAMS, claiming that the Company breached an obligation to extend the term of his consulting agreement. The arbitration demand seeks either 804,350 shares of QuantumScape or damages equal to the value of such shares.

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

We expect to face significant challenges with respect to information security and maintaining the security and integrity of our systems and other systems used in our business, as well as with respect to the data stored on or processed by these systems. Advances in technology, an increased level of sophistication, and expertise of hackers, and new discoveries in the field of cryptography can result in a compromise or breach of the systems used in our business or of security measures used in our business to protect confidential information, personal information, and other data.

The availability and effectiveness of our batteries, and our ability to conduct our business and operations, depend on the continued operation of information technology and communications systems, some of which we have yet to develop or otherwise obtain the ability to use. Systems used in our business, including data centers and other information technology systems, will be vulnerable to damage or interruption. Such systems could also be subject to break-ins, sabotage and intentional acts of vandalism, as well as disruptions and security incidents as a result of non-technical issues, including intentional or inadvertent acts or omissions by employees, service providers, or others. We anticipate using outsourced service providers to help provide certain services, and any such outsourced service providers face similar security and system disruption risks as us. Some of the systems used in our business will not be fully redundant, and our disaster recovery planning cannot account for all eventualities. Any data security incidents or other disruptions to any data centers or other systems used in our business could result in lengthy interruptions in our service and may adversely affect our business, prospects, financial condition and operating results.

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

In general, under Section 382 of the Code, a corporation that undergoes an “ownership change” is subject to limitations on its ability to use its pre-change net operating loss carryforwards (“NOLs”), to offset future taxable income. The limitations apply if a corporation undergoes an “ownership change,” which is generally defined as a greater than 50 percentage point change (by value) in its equity ownership by certain stockholders over a three-year period. If we have experienced an ownership change at any time since our incorporation, we may already be subject to limitations on our ability to utilize our existing NOLs and other tax attributes to offset taxable income or tax liability. In addition future changes in our stock ownership, which may be outside of our control, may trigger an ownership change. Similar provisions of state tax law may also apply to limit our use of accumulated state tax attributes. As a result, even if we earn net taxable income in the future, our ability to use it or our pre-change NOL carryforwards and other tax attributes to offset such taxable income or tax liability may be subject to limitations, which could potentially result in increased future income tax liability to us.

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

Compliance with public company requirements will increase costs and make certain activities more time-consuming. A number of those requirements will require us to carry out activities we have not done previously. For example, we have created new Board committees and adopted new internal controls and disclosure controls and procedures. In addition, expenses associated with SEC reporting requirements will be incurred. Furthermore, if any issues in complying with those requirements are identified, such as our restatement of our previously issued consolidated financial statements and related material weakness as described in this Report and as further described in the “Risks Related to Restatement of our Consolidated Financial Statements”, we have incurred and could incur additional costs rectifying those or new issues, and the existence of these issues could adversely affect our reputation or investor perceptions of it. It will also be more expensive to obtain director and officer liability insurance. Risks associated with our status as a public company may make it more difficult to attract and retain qualified persons to serve on our Board or as executive officers. The additional reporting and other obligations imposed by these rules and regulations will increase legal and financial compliance costs and the costs of related legal, accounting and administrative activities. These increased costs will require us to divert a significant amount of money that could otherwise be used to expand the business and achieve strategic objectives. Advocacy efforts by stockholders and third parties may also prompt additional changes in governance and reporting requirements, which could further increase costs.

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

We qualify as an “emerging growth company” as defined in Section 2(a)(19) of the Securities Act, as modified by the JOBS Act. As such, we are eligible for and intend to take advantage of certain exemptions from various reporting requirements applicable to other public companies that are not emerging growth companies for as long as we continue to be an emerging growth company, including (i) the exemption from the auditor attestation requirements with respect to internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act, (ii) the exemptions from say-on-pay, say-on-frequency and  say-on-golden parachute voting requirements and (iii) reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements. As a result, the stockholders may not have access to certain information they may deem important. We will remain an emerging growth company until the earliest of (i) the last day of the fiscal year in which the market value of the common stock that is held by non-affiliates exceeds $700 million as of June 30 of that fiscal year, (ii) the last day of the fiscal year in which we have total annual gross revenue of $1.07 billion or more during such fiscal year (as indexed for inflation), (iii) the date on which we have issued more than $1 billion in non-convertible debt in the prior three-year period or (iv) the last day of the fiscal year following the fifth anniversary of the date of the first sale of units in Kensington’s initial public offering. In addition, Section 107 of the JOBS Act also provides that an emerging growth company can take advantage of the exemption from complying with new or revised accounting standards provided in Section 7(a)(2)(B) of the Securities Act as long as we are an emerging growth company. An emerging growth company can therefore delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected not to opt out of such extended transition period and, therefore, we may not be subject to the same new or revised accounting standards as other public companies that are not emerging growth companies. Investors may find our Class A Common Stock less attractive because we will rely on these exemptions, which may result in a less active trading market for our Class A Common Stock and its price may be more volatile.

Risks Related to Ownership of Our Common Stock and Our Certificate of Incorporation and Bylaws Provisions

Our Class A Common Stock has been and may in the future continue to be subject to extreme volatility.

The trading price of our Class A Common Stock has been and may in the future continue to be subject to extreme volatility. For example, from November 27, 2020, the date our Class A Common Stock began trading on the NYSE, through March 31, 2021, our Class A Common Stock has experienced an intra-day trading high of $132.73 per share and an intra-day trading low of $24.50 per share. At certain times during such period, the daily fluctuations in the trading price of our Class A Common Stock were substantially greater than 10%. We cannot predict the magnitude of future fluctuations in the trading price of our Class A Common Stock. The trading price of our Class A Common Stock may be affected by a number of factors, including events described in the risk factors set forth in this Annual Report and in our other reports filed with the SEC from time to time, as well as our operating results, financial condition and other events or factors. Any of the factors listed below could have a material adverse effect on your investment in our securities. Factors affecting the trading price of our securities may include:

•	announcements by us or our competitors regarding technical developments and levels of performance achieved by our or their battery technologies;
•	announcements by us regarding the timing of our production objectives, including regarding QS-0 and QS-1;
•	announcements by us or Volkswagen regarding developments in our relationship with Volkswagen;
•	our ability to bring our products and technologies to market on a timely basis, or at all;
•	our operating results or development efforts failing to meet the expectation of securities analysts or investors in a particular period;
•	actual or anticipated fluctuations in our quarterly financial results or the quarterly financial results of companies perceived to be similar to it;
•	changes in the market’s expectations about our operating results or the EV industry;
•	success of competitors actual or perceived development efforts;
•	changes in financial estimates and recommendations by securities analysts concerning the Company or the battery industry in general;
•	operating and share price performance of other companies that investors deem comparable to the Company;
•	disputes or other developments related to proprietary rights, including patents, litigation matters and our ability to obtain intellectual property protection for our technologies;
•	changes in laws and regulations affecting our business;
•	our ability to meet compliance requirements;
•	commencement of, or involvement in, litigation involving the Company;
•	changes in our capital structure, such as future issuances of securities or the incurrence of additional debt;
•	the volume of shares of Class A Common Stock available for public sale;
•	the level of demand for our stock, including the amount of short interest in our Class A Common Stock;
•	any major change in our Board or management;
•	sales of substantial amounts of the shares of Class A Common Stock by our directors, executive officers or significant stockholders or the perception that such sales could occur;
•

the expiration of contractual lock-up agreements with our executive officers, directors and stockholders, which we have entered into, a significant portion of which expire in May 2021, and any future agreements we may enter into in the future from time to time; and

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

Following certain periods of volatility in the market price of our securities, we may become subject of securities litigation. We have experienced, and may in the future experience additional litigation following periods of volatility. This type of litigation may result in substantial costs and a diversion of management’s attention and resources.

Additionally, the volatility of the stock directly impacts the fair value of the Assumed Common Stock Warrants; hence, continued volatility in our stock price could result in a corresponding volatility in the fair value of the liability associated with the Assumed Common Stock Warrants.

Short sellers may engage in manipulative activity that could drive down the market price of our Class A Common Stock.

Short selling is the practice of selling securities that the seller does not own but rather has borrowed or intends to borrow from a third party with the intention of later buying lower priced identical securities to return to the lender. Accordingly, it is in the interest of a short seller of our Class A Common Stock for the price to decline. Some short sellers publish, or arrange for the publication of, opinions or characterizations regarding which may create negative market momentum. Issuers, like us, whose securities have historically had limited trading volumes and/or have been susceptible to relatively high volatility levels can be particularly vulnerable to such short seller attacks. No assurances can be made that similar declines in the market price of our Class A Common Stock will not occur in the future, in connection with the activities of short sellers.

Sales of substantial amounts of our Class A Common Stock in the public markets, or the perception that such sales could occur, could reduce the price that our Class A Common Stock might otherwise attain.

Sales of a substantial number of shares of our Class A Common Stock in the public market after our March 2021 Public Offering or in connection with the expiration of certain lock-up contractual agreements in May 2021, or the perception that such sales could occur, could adversely affect the market price of our Class A Common Stock and may make it more difficult for you to sell your Class A Common Stock at a time and price that you deem appropriate. As of April 29, 2021, we have approximately 259,611,491 shares of Class A Common Stock and 146,362,452 shares of Class B Common Stock outstanding. All of the shares of Class A Common Stock sold in the March 2021 Public Offering are freely tradable without restrictions or further registration under the Securities Act, except for any shares sold to any of our “affiliates” as defined in Rule 144 under the Securities Act.

In connection with the Business Combination Agreement and the transactions contemplated by the Business Combination Agreement, certain holders of the Company’s securities entered into a Registration Rights and Lock-Up Agreement, and certain other lock-up agreements, pursuant to which they agreed to certain restrictions on the transfer of QuantumScape securities.

In addition, in connection with the March 2021 Public Offering, (i) we agreed that, without the prior written consent of Goldman Sachs & Co. LLC and Morgan Stanley & Co. LLC on behalf of the underwriters and subject to certain exceptions, we will not offer, sell, or agree to sell, directly or indirectly, any Company securities for a period of 90 days from the date of the final prospectus relating to the March 2021 Public Offering, and (ii) each of our directors and executive officers agreed with the underwriters, subject to certain exceptions, not to dispose of or hedge any shares of our common stock or securities convertible into or exchangeable for shares of our common stock during the period from the date of such agreement continuing through May 21, 2021, except with the prior written consent of Goldman Sachs & Co. LLC and Morgan Stanley & Co. LLC.

Certain stockholders are entitled to require us to register shares owned by them for public sale in the United States, and we have filed a Registration Statement on Form S-1 (Registration No. 333-251433) (the “Resale S-1”), which the SEC has previously declared effective, to register those shares. However, such Resale S-1 must be amended in connection with the restatement and the SEC will need to declare the amended Resale S-1 effective. In addition, we have filed a registration statement to register shares reserved for future issuance under our equity compensation plans. Subject to there being effective registration statements covering the sales of such shares, the satisfaction of applicable exercise periods and expiration of the lock-up agreements referred to above, the shares issued upon exercise of outstanding stock options and settlement of outstanding restricted stock units will be available for immediate resale in the United States in the open market.

Purchasers of our Class A Common Stock in our March 2021 Public Offering incurred immediate and substantial dilution.

Investors who purchased Class A Common Stock in our March 2021 Public Offering paid a price per share that substantially exceeds the book value of our tangible assets after subtracting our liabilities. This dilution is due to the substantially lower price paid by our investors who purchased shares prior to our March 2021 Public Offering as compared to the price offered to the public in our March 2021 Public Offering, and any previous exercise of stock options granted to our service providers. In addition, as of March 31, 2021, options to purchase shares of our Class A Common Stock and warrants to purchase shares of our Class A Common Stock were outstanding, as set forth elsewhere in this Report and the exercise of any of these options or warrants would result in additional dilution. As a result of this dilution, investors who purchased shares in our March 2021 Public Offering may receive less than the purchase price they paid in our March 2021 Public Offering, if anything, in the event of our liquidation.

We have broad discretion in the use of the net proceeds from our March 2021 Public Offering and may not use them effectively.

Our management has broad discretion in the application of the net proceeds from our March 2021 Public Offering, including to provide sufficient funding to build the larger version of QS-0, to fund QS-0 operating expenses, to fund our share of the equity portion of the joint venture’s costs of building the QS-1 Expansion, net of debt intended to be incurred by the joint venture, and for working capital and general corporate purposes, and we may spend or invest these proceeds in a way with which our stockholders disagree. Because of the number and variability of factors that will determine our use of the net proceeds from our March 2021 Public Offering, our ultimate use of such proceeds may vary substantially from our currently intended use.

The failure by our management to apply these proceeds effectively could harm our business, and we may invest such proceeds in a manner that does not produce income or that loses value, which may negatively impact the market price of our common stock.

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

Shares of Class B Common Stock have 10 votes per share, while shares of Class A Common Stock have one vote per share. Although no one holder or group of holders has control of more than 30% of the voting power of our capital stock, as of April 29, 2021 the holders of the Class B Common Stock control approximately 84% of the voting power of our capital stock and therefore collectively control matters submitted to our stockholders for approval, including the election of directors, amendments of our organizational documents and any merger, consolidation, sale of all or substantially all of our assets or other major corporate transactions. Even though these holders are not party to any agreement that requires them to vote together, they may have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. This concentrated control may have the effect of delaying, preventing or deterring a change in control of us, could deprive our stockholders of an opportunity to receive a premium for their capital stock as part of a sale of us, and might ultimately affect the market price of shares of our Class A Common Stock.

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

Our Bylaws provide that, unless otherwise consented to by us in writing, the Court of Chancery of the State of Delaware (or, if the Court of Chancery does not have jurisdiction, another State court in Delaware or the federal district court for the District of Delaware) shall, to the fullest extent permitted by law, be the sole and exclusive forum for the following types of actions or proceedings: (i) any derivative action or proceeding brought on behalf of the Company; (ii) any action asserting a claim of breach of a fiduciary duty owed by, or otherwise wrongdoing by, any of our directors, officers, or other employees to us or our stockholders; (iii) any action arising pursuant to any provision of the DGCL or the Certificate of Incorporation or the Bylaws; (iv) any action to interpret, apply, enforce or determine the validity of the Certificate of Incorporation or the Bylaws; or (v) any other action asserting a claim that is governed by the internal affairs doctrine, in all cases subject to the court having jurisdiction over indispensable parties named as defendants. This provision would not apply to suits brought to enforce a duty or liability created by the Securities Exchange Act of 1934, as amended, or any other claim for which the U.S. federal courts have exclusive jurisdiction. The Bylaws further provide that, unless otherwise consented to by the Company in writing, the federal district courts of the United States will be the sole and exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act.

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

In connection with the Closing, we listed our Class A Common Stock and Public Warrants on the NYSE under the symbols “QS” and “QS.WS”, respectively. If the NYSE delists our securities from trading on its exchange for failure to meet the listing standards and we are not able to list such securities on another national securities exchange, we expect such securities could be quoted on an over-the-counter market. If this were to occur, we and our stockholders could face significant material adverse consequences including:

•	a limited availability of market quotations for our securities;
•	reduced liquidity for our securities;
•	a limited amount of news and analyst coverage; and
•	a decreased ability to issue additional securities or obtain additional financing in the future.

Risks Related to Our Assumed Common Stock Warrants

We may redeem unexpired Assumed Common Stock Warrants prior to their exercise at a time that is disadvantageous to Warrantholders.

The Public Warrants are currently exercisable for one share of Class A Common Stock at a price of $11.50 per share. We have the ability to redeem outstanding warrants at any time starting July 30, 2021 for the Public Warrants and prior to their expiration, at a price of $0.01 per warrant, provided that the last reported sales price of Class A Common Stock equals or exceeds $18.00 per share for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date we send the notice of redemption to warrantholders and provided certain other conditions are met. None of the Private Placement Warrants will be redeemable by us on such terms so long as they are held by the Sponsor or its permitted transferees. If and when the warrants become redeemable by us, we may exercise our redemption rights even if we are unable to register or qualify the underlying securities for sale under all applicable state securities laws. As a result, we may redeem the warrants as set forth above even if the holders are otherwise unable to exercise the warrants. Redemption of the outstanding warrants could force warrantholders (i) to exercise their warrants and pay the exercise price therefor at a time when it may be disadvantageous for them to do so, (ii) to sell their warrants at the then-current market price when they might otherwise wish to hold their warrants or (iii) to accept the nominal redemption price which, at the time the outstanding warrants are called for redemption, we expect would be substantially less than the market value of their warrants.

In addition, we have the ability to redeem outstanding Assumed Common Stock Warrants starting September 28, 2021 for $0.10 per warrant upon a minimum of 30 days’ prior written notice of redemption provided that holders will be able to exercise their warrants prior to redemption for a number of Class A Common Stock determined based on the redemption date and the fair market value of Class A Common Stock and provided certain other conditions are met. We would redeem the warrants in this manner when we believe it is in our best interest to update our capital structure to remove the warrants and pay fair market value to the warrantholders. We can also redeem the warrants for Class A Common Stock when the Class A Common Stock is trading at a price starting at $10.00, which is below the exercise price of $11.50, because it will provide certainty with respect to our capital structure and cash position while providing our warrantholders with fair market value in the form of shares of our Class A Common Stock. If we choose to redeem our warrants when the Class A Common Stock is trading at a price below the exercise price of our warrants, this could result in our warrantholders receiving fewer shares of our Class A Common Stock than they would have received if they had chosen to wait to exercise their warrants for shares of Class A Common Stock if and when the Class A Common Stock trades at a price higher than the exercise price of $11.50. Any such redemption may have similar consequences to a cash redemption described above. In addition, such redemption may occur at a time when our warrants are “out-of-the-money,” in which case they would lose any potential embedded value from a subsequent increase in the value of the Class A Common Stock had their warrants remained outstanding. Finally, this redemption feature provides a ceiling to the value of their Warrants since it locks in the redemption price in the number of Class A Common Stock to be received if we choose to redeem the warrants for Class A Common Stock.

Risks Related to Restatement of Our Consolidated Financial Statements

We have had to restate our previously issued consolidated financial statements and as part of that process have identified a material weakness in our internal control over financial reporting as of December 31, 2020. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.

On April 28, 2021, after consultation with Ernst & Young, our Audit Committee and management concluded that, in light of the Staff Statement, it was appropriate to restate our previously issued consolidated financial statements as of and for the period ended December 31, 2020. As part of the restatement process, we have identified a material weakness in our internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented, or detected and corrected on a timely basis. Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud. We continue to evaluate steps to remediate the material weaknesses. These remediation measures may be time consuming and costly and there is no assurance that these initiatives will ultimately have the intended effects.

 If we identify any new material weaknesses in the future, any such newly identified material weakness could limit our ability to prevent or detect a misstatement of our accounts or disclosures that could result in a material misstatement of our annual or interim financial statements. In such case, we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports in addition to applicable stock exchange listing requirements, investors may lose confidence in our financial reporting and our stock price may decline as a result. We cannot assure you that the measures we have taken to date, or any measures we may take in the future, will be sufficient to avoid potential future material weaknesses.

We may face litigation and other risks as a result of the restatement and material weakness in our internal control over financial reporting.

As part of the restatement, we identified material weaknesses in our internal controls over financial reporting. As a result of such material weakness, the restatement, the change in accounting for the Assumed Common Stock Warrants, and other matters raised or that may in the future be raised by the SEC, we face potential for litigation or other disputes which may include, among others, claims invoking the federal and state securities laws, contractual claims or other claims arising from the Restatement and the material weakness in our internal control over financial reporting and the preparation of our financial statements. As of the date of this Report, we have no knowledge of any such litigation or dispute. However, we can provide no assurance that such litigation or dispute will not arise in the future. Any such litigation or dispute, whether successful or not, could have a material adverse effect on our business, results of operations and financial condition.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our corporate headquarters is in San Jose, California, where we lease approximately 87,125 square feet under a lease that expires in January 2023. Most of the facility is used for our research and development and prototype manufacturing. We are seeking to lease an additional facility of approximately 200,000 square feet in order to install a pre-pilot production line to increase production for internal engineering and customer samples. In addition, in order to accommodate growth, including anticipated growth associated with our joint venture activities with Volkswagen, we will need to seek additional facilities in the future.

Item 3. Legal Proceedings.

Information regarding legal proceedings is available in Item 1A: Risk Factors.

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

Restatement of Previously Issued Consolidated Financial Statements

This Management’s Discussion and Analysis of Financial Condition and Results of Operations has been amended and restated to give effect to the restatement and revision of our consolidated financial statements as more fully described in the Explanatory Note and in “Note 4—Restatement of Consolidated Financial Statements” to our accompanying consolidated financial statements. For further detail regarding the restatement adjustments, see Explanatory Note and Item 9A: Controls and Procedures, both contained herein.

Overview

We are developing next generation battery technology for EVs and other applications. We believe that our technology will enable a new category of battery that meets the requirements for broader market adoption. The lithium-metal solid-state battery technology that we are developing is being designed to offer greater energy density, longer life, faster charging, and greater safety when compared to today’s conventional lithium-ion batteries.

We are a development stage company with no revenue to date, have incurred a net loss of approximately $1,681.8 million for the year ended December 31, 2020 and an accumulated deficit of approximately $1,977.6 million from our inception through December 31, 2020. A significant portion of the net loss incurred during the year ended December 31, 2020 is associated with the non-cash fair value adjustment of the Legacy QuantumScape preferred stock tranche liabilities of $999.9 million and the non-cash fair value adjustment of the Assumed Common Stock Warrants of $581.9 million.

Key Trends, Opportunities and Uncertainties

We are a pre-revenue company; we believe that our performance and future success depend on several factors that present significant opportunities for us but also pose significant risks and challenges, including those discussed below and in the section titled “Risk Factors” appearing elsewhere in this Report.

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

Change in Fair Value of Series F Convertible Preferred Stock Tranche Liability

A portion of the convertible preferred stock tranche liabilities were settled upon the issuance of the shares of Series F Preferred Stock concurrent with the Business Combination, and the remaining commitment to issues shares of Class A Common Stock pursuant to the Series F Stock Purchase Agreements and the Legacy QuantumScape convertible preferred stock warrants became equity classified upon the consummation of the Business Combination. Accordingly, the Company does not expect to incur incremental fair value adjustments related to the convertible preferred stock tranche liabilities and Legacy QuantumScape convertible preferred stock warrants in future periods.

Change in Fair Value of Assumed Common Stock Warrant Liability

The change in fair value of Assumed Common Stock Warrant liabilities consists of the change in fair value of the Public Warrants and Private Placement Warrants assumed in connection with the Business Combination. We expect to incur an incremental income (expense) for the fair value adjustments for the outstanding Assumed Common Stock Warrant liabilities at the end of each reporting period or through the exercise of the warrants.

Interest and Other Income (Expense)

Our interest and other income (expense) consists of interest income from marketable securities, sublease income, and interest expense related to fair value adjustments for our Legacy QuantumScape convertible preferred stock warrants.

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

Results of Operations

Comparison of the Year Ended December 31, 2020 to the Year Ended December 31, 2019

The following table sets forth our historical operating results for the periods indicated (amounts in thousands):

	Year Ended December 31,		$	%
	2020	2019	Change	Change
	(Restated)
Operating expenses:
Research and development	$65,103	$45,944	$19,159	42%
General and administrative	15,918	9,874	6,044	61%
Total operating expenses	81,021	55,818	25,203	45%
Loss from operations	(81,021)	(55,818)	(25,203)	45%
Other (expense) income:
Interest expense	(20,765)	(94)	(20,671)	21990%
Interest income	1,093	3,608	(2,515)	(70)%
Change in fair value of Series F convertible preferred stock tranche liabilities	(999,987)	—	(999,987)	100%
Change in fair value of assumed common stock warrant liabilities	(581,863)	—	(581,863)	100%
Other income	760	1,041	(281)	(27)%
Total other (expense) income:	(1,600,762)	4,555	(1,605,317)	(35243)%
Net loss	(1,681,783)	(51,263)	(1,630,520)	3181%
Less: Net (loss) income attributable to non-controlling interest	(6)	20	(26)	(130)%
Net loss attributable to common stockholders	$(1,681,777)	$(51,283)	$(1,630,494)	3179%

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

Change in Fair value of Series F Convertible Preferred Stock Tranche Liability

The Change in fair value of Series F convertible preferred stock tranche liability represents the non-cash fair value adjustment of our preferred stock tranche liabilities. In May 2020 and August 2020, we entered into the commitment to sell, and investors commitment to buy, the Series F Preferred Stock totaling up to $388.0 million in gross proceeds. Approximately $188.0 million closed in connection with the Business Combination and $100.0 million closed on December 1, 2020. An additional $100.0 million is expected to close by March 31, 2021, contingent on QuantumScape meeting a certain technical milestone. Since the second tranche will be funded after the closing of Business Combination, QuantumScape has reserved shares of Class A Common Stock to be issued in lieu of our Series F Preferred Stock.

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

Change in Fair value of Assumed Common Stock Warrant Liability

We assumed 11,499,989 Public Warrants and 6,650,000 Private Placement Warrants in connection with the Business Combination, all of which remained outstanding as of December 31, 2020. The change in fair value of Assumed Common Stock Warrant liabilities was due to the increase in the estimated fair value of the Public Warrants and Private Placement Warrants subsequent to the Business Combination.

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
	(Restated)
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

The most significant component of our cash used during the year ended December 31, 2020 was a net loss of $1,681.8 million, which included non-cash expenses of $581.9 million for the change in fair value of the Assumed Common Stock Warrants, $20.8 million for the change in the fair value of Legacy QuantumScape convertible preferred stock warrants, and $999.9 million for the issuance and change in the fair value of the Legacy QuantumScape Series F Preferred Stock tranche liabilities, $17.0 million related to stock based compensation and $7.5 million related to depreciation and amortization.

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

Convertible Preferred Stock Tranche Liabilities

Prior to the Business Combination, the obligation to issue, and the Company’s investors’ right to purchase, shares of redeemable convertible Series F Preferred Stock represented a freestanding financial instrument classified as liabilities (the “tranche liabilities”). The tranche liabilities were initially recorded at fair value and remeasured at each reporting period with gains and losses arising from subsequent changes in its fair value recognized in Change in fair value of Series F convertible preferred stock tranche liabilities in the Consolidated Statements of Operations and Comprehensive Loss. Concurrent with the Business Combination, the entire commitment was adjusted based on the fair value of the underlying common stock and a portion of the convertible preferred stock tranche liabilities were settled upon the issuance of the shares of Series F Preferred Stock. The remaining commitment to issue shares of Class A Common Stock pursuant to the Series F Stock Purchase Agreements became equity classified and were reclassified to additional paid-in capital with no further remeasurement required.

Assumed Common Stock Warrant Liabilities

The Company assumed 11,499,989 Public Warrants and 6,650,000 Private Placement Warrants upon the Business Combination, all of which were issued in connection with Kensington’s initial public offering (other than 75,000 Private Placement Warrants of which that were issued in connection with the closing of the Business Combination) and entitle the holder to purchase one share of Class A Common Stock at an exercise price of $11.50 per share. All of the Assumed Common Stock Warrants remained outstanding as of December 31, 2020. The Public Warrants are publicly traded and are exercisable for cash unless certain conditions occur, such as the failure to have an effective registration statement related to the shares issuable upon exercise or redemption by the Company under certain conditions at which time the warrants may be cashless exercised. The Private Placement Warrants are transferable, assignable or salable in certain limited exceptions. The Private Placement Warrants are exercisable for cash or on a cashless basis, at the holder’s option, and are non-redeemable so long as they are held by the initial purchasers or their permitted transferees. If the Private Placement Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Placement Warrants will cease to be Private Placement Warrants, and become Public Warrants and be redeemable by the Company and exercisable by such holders on the same basis as the other Public Warrants.

The Company evaluated the Assumed Common Stock Warrants under ASC 815-40, Derivatives and Hedging—Contracts in Entity’s Own Equity, and concluded they do not meet the criteria to be classified in stockholders’ equity. Specifically, the exercise of the Assumed Common Stock Warrants may be settled in cash upon the occurrence of a tender offer or exchange that involves 50% or more of our Class A stockholders. Because not all of the voting stockholders need to participate in such tender offer or exchange to trigger the potential cash settlement and the Company does not control the occurrence of such an event, the Company concluded that the Assumed Common Stock Warrants do not meet the conditions to be classified in equity. Since the Assumed Common Stock Warrants meet the definition of a derivative under ASC 815, the Company recorded these warrants as liabilities on the balance sheet at fair value, with subsequent changes in their respective fair values recognized in the Change in fair value of assumed common stock warrant liabilities within the Consolidated Statement of Operations and Comprehensive Loss at each reporting date. The Public Warrants were publicly traded and thus had an observable market price to estimate fair value, and the Private Placement Warrants were effectively valued similar to the Public Warrants, as described in Note 6 to the consolidated financial statements.

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

Restatement of 2020 Financial Statements

As discussed in Note 4 to the consolidated financial statements, the 2020 consolidated financial statements have been restated to correct a misstatement.

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

Redwood City, California

February 23, 2021,

except for Note 4, as to which the date is

May 7, 2021

QuantumScape Corporation

Consolidated Balance Sheets

(In Thousands, Except Share and per Share Amounts)

	December 31,
	2020	2019
	(Restated)
Assets
Current assets
Cash and cash equivalents ($3,406 and $3,409 as of December 31, 2020 and 2019, respectively, for joint venture)	$113,216	$22,822
Marketable securities	884,336	107,099
Prepaid expenses and other current assets	11,616	1,255
Total current assets	1,009,168	131,176
Property and equipment, net	43,696	25,492
Right-of-use lease asset	11,712	12,942
Other assets	2,193	2,774
Total assets	$1,066,769	$172,384
Liabilities, redeemable non-controlling interest and stockholders’ equity
Current liabilities
Accounts payable	$5,383	$2,851
Accrued liabilities	2,701	1,307
Accrued compensation	2,391	1,112
Operating lease liability, short-term	1,220	1,080
Strategic premium, short-term	655	873
Total current liabilities	12,350	7,223
Operating lease liability, long-term	11,244	12,463
Convertible preferred stock warrant liabilities	—	1,860
Strategic premium, long-term and other liabilities	—	436
Assumed common stock warrant liabilities	689,699	—
Total liabilities	713,293	21,982
Commitment and contingencies (see Note 9)
Redeemable non-controlling interest	1,704	1,710
Stockholders’ equity
Preferred stock- $0.0001 par value; 100,000,000 shares authorized, none issued and outstanding at December 31, 2020 and 2019	—	—
Common stock - $0.0001 par value; 1,250,000,000 shares authorized (1,000,000,000 Class A and 250,000,000 Class B); 207,769,091 Class A and 156,224,614 Class B shares issued and outstanding at December 31, 2020, 81,720,530 Class A and 158,056,527 Class B shares issued and outstanding at December 31, 2019	36	24
Additional paid-in-capital	2,329,406	444,440
Accumulated other comprehensive (loss) income	(31)	90
Accumulated deficit	(1,977,639)	(295,862)
Total stockholders’ equity	351,772	148,692
Total liabilities, redeemable non-controlling interest and stockholders’ equity	$1,066,769	$172,384

The accompanying notes are an integral part of these consolidated financial statements.

QuantumScape Corporation

Consolidated Statements of Operations and Comprehensive Loss

(In Thousands, Except Share and per Share Amounts)

	Year Ended December 31,
	2020	2019
	(Restated)
Operating expenses:
Research and development	$65,103	$45,944
General and administrative	15,918	9,874
Total operating expenses	81,021	55,818
Loss from operations	(81,021)	(55,818)
Other (expense) income:
Interest expense	(20,765)	(94)
Interest income	1,093	3,608
Change in fair value of Series F convertible preferred stock tranche liabilities	(999,987)	—
Change in fair value of assumed common stock warrant liabilities	(581,863)	—
Other income	760	1,041
Total other (expense) income	(1,600,762)	4,555
Net loss	(1,681,783)	(51,263)
Less: Net (loss) income attributable to non-controlling interest, net of tax of $0 for the years ended December 31, 2020 and 2019	(6)	20
Net loss attributable to common stockholders	$(1,681,777)	$(51,283)
Net loss	$(1,681,783)	$(51,263)
Other comprehensive (loss) income:
Unrealized (loss) gain on marketable securities	(121)	121
Total comprehensive loss	(1,681,904)	(51,142)
Less: Comprehensive (loss) income attributable to non-controlling interest	(6)	20
Comprehensive loss attributable to common stockholders	$(1,681,898)	$(51,162)
Basic and Diluted net loss per share	$(6.67)	$(0.21)
Basic and Diluted weighted-average common shares outstanding	252,143,509	239,636,062

The accompanying notes are an integral part of these consolidated financial statements.

QuantumScape Corporation

Consolidated Statements of Redeemable Non-Controlling Interest and Stockholders’ Equity

(In Thousands, Except Share and per Share Amounts)

	Redeemable Convertible Preferred Stock		Redeemable Non-Controlling	Common Stock		Treasury Stock		Additional Paid-In	Accumulated	Accumulated other Comprehensive	Total Stockholders’
	Shares	Amount	interest	Shares	Amount	Shares	Amount	Capital	Deficit	gain (loss)	(deficit) equity
Balance at December 31, 2018 (as previously reported)	48,390,851	$405,575	$1,690	11,075,476	$1	438,191	$(4,189)	$35,957	$(246,083)	$(31)	$(214,345)
Retroactive application of recapitalization	(48,390,851)	$(405,575)	—	228,083,177	23	(438,191)	$4,189	401,363	—	—	405,575
Balance at December 31, 2018, effect of reverse acquisition (Note 5)	—	$—	$1,690	239,158,653	$24	—	$—	$437,320	$(246,083)	$(31)	$191,230
Exercise of stock option	—	—	—	618,404	—	—	—	394	—	—	394
Stock-based compensation	—	—	—	—	—	—	—	6,726	85	—	6,811
Adoption of ASC 842	—	—	—	—	—			—	1,419	—	1,419
Net loss	—	—	20	—	—	—	—	—	(51,283)	—	(51,283)
Unrealized gain on marketable securities	—	—	—	—	—	—	—	—		121	121
Balance at December 31, 2019	—	$—	$1,710	239,777,057	$24	$—	$—	$444,440	$(295,862)	$90	$148,692
Issuance of Series F preferred stock, net of issuance costs of $11.5 million, and settlement of associated convertible preferred stock tranche liability	—	—	—	28,616,093	3	—	—	660,930	—	—	660,933
Issuance of Class A Common Stock pursuant to Legacy QuantumScape Series F Preferred Stock Purchase Agreement, net of issuance costs of $0.2 million	—	—	—	15,221,334	1	—	—	99,799	—	—	99,800
Business Combination, net of redemptions and equity issuance costs of $53.0 million (Restated)	—	—	—	78,734,745	8	—	—	568,595	—	—	568,603
Reclassification of Legacy QuantumScape convertible preferred stock tranche liability	—	—	—	—	—	—	—	515,394	—	—	515,394
Reclassification of Legacy QuantumScape convertible preferred stock warrants	—	—	—	—	—	—	—	22,625	—	—	22,625
Exercise of stock option	—	—	—	646,016	—	—	—	599	—	—	599
Exercise of warrants		—	—	998,460	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	—	17,024	—	—	17,024
Net loss (Restated)	—	—	(6)	—	—	—	—	—	(1,681,777)	—	(1,681,777)
Unrealized loss on marketable securities	—	—	—	—	—	—	—	—	—	(121)	(121)
Balance at December 31, 2020 (Restated)	—	$—	$1,704	363,993,705	$36	$—	$—	$2,329,406	$(1,977,639)	$(31)	$351,772

The accompanying notes are an integral part of these consolidated financial statements.

QuantumScape Corporation

Consolidated Statements of Cash Flows

(In Thousands)

	Year Ended December 31,
	2020	2019
	(Restated)
Operating activities
Net loss	$(1,681,783)	$(51,263)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	7,506	5,577
Amortization of right-of-use assets	1,229	1,159
Amortization of premiums and accretion of discounts on marketable securities	1,201	(1,964)
Amortization of strategic premium	(655)	(873)
Gain on property and equipment disposals	3	(90)
Stock-based compensation expense	17,024	6,811
Change in fair value of convertible preferred stock warrant liabilities	20,765	94
Change in fair value of convertible preferred stock tranche liabilities	999,865	—
Change in fair value of assumed common stock warrant liabilities	581,863	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(9,648)	(550)
Accounts payable, accrued liabilities and accrued compensation	2,447	319
Operating lease liability	(1,080)	(951)
Net cash used in operating activities	(61,263)	(41,731)
Investing activities
Purchases of property and equipment	(24,093)	(9,846)
Proceeds from maturities of marketable securities	113,006	239,500
Purchases of marketable securities	(891,561)	(196,353)
Net cash (used in) provided by investing activities	(802,648)	33,301
Financing activities
Proceeds from exercise of stock options	599	394
Proceeds from issuance of Series F preferred stock, net of issuance costs	176,462	—
Proceeds from issuance of Class A Common Stock pursuant to Legacy QuantumScape Series F Preferred Stock Purchase Agreement, net of issuance costs	99,800	—
Business Combination, net of issuance costs paid	676,863	—
Net cash provided by financing activities	953,724	394
Net increase (decrease) in cash, cash equivalents and restricted cash	89,813	(8,036)
Cash, cash equivalents and restricted cash at beginning of period	25,596	33,632
Cash, cash equivalents and restricted cash at end of period	$115,409	$25,596
Supplemental disclosure of cash flow information
Purchases of property and equipment, accrued but not paid	$4,170	$2,547
Business Combination transaction costs, accrued but not paid	$1,016	$—
Net assets assumed from Business Combination	$592	$—

The following table presents the Company’s cash, cash equivalents and restricted cash by category in the Company’s Consolidated Balance Sheets:

	December 31,
	2020	2019
Cash and cash equivalents	$113,216	$22,822
Other assets	2,193	2,774
Total cash, cash equivalents and restricted cash	$115,409	$25,596

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

All convertible preferred stock previously classified as temporary equity was retroactively adjusted, converted into Class A and Class B Common Stock, and reclassified to permanent as a result of the Business Combination. Convertible preferred stock converted into shares of Legacy QuantumScape Class A and Class B Common Stock and were immediately exchanged for Class A and Class B Common Stock of the Company, see Note 6.

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

Assumed Common Stock Warrants Liability

The Company assumed 11,499,989 Public Warrants and 6,650,000 Private Placement Warrants upon the Business Combination, all of which were issued in connection with Kensington’s initial public offering (other than 75,000 Private Placement Warrants of which that were issued in connection with the closing of the Business Combination) and entitle the holder to purchase one share of Class A Common Stock at an exercise price of at $ 11.50 per share. All of the Assumed Common Stock Warrants remained outstanding as of December 31, 2020. The Public Warrants are publicly traded and are exercisable for cash unless certain conditions occur, such as the failure to have an effective registration statement related to the shares issuable upon exercise or redemption by the Company under certain conditions, at which time the warrants may be cashless exercised. The Private Placement Warrants are transferable, assignable or salable in certain limited exceptions. The Private Placement Warrants are exercisable for cash or on a cashless basis, at the holder’s option, and are non-redeemable so long as they are held by the initial purchasers or their permitted transferees. If the Private Placement Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Placement Warrants will cease to be Private Placement Warrants, and become Public Warrants and be redeemable by the Company and exercisable by such holders on the same basis as the other Public Warrants.

The Company evaluated the Assumed Common Stock Warrants under ASC 815-40, Derivatives and Hedging—Contracts in Entity’s Own Equity (“ASC 815-40”), and concluded they do not meet the criteria to be classified in stockholders’ equity. Specifically, the exercise of the Assumed Common Stock Warrants may be settled in cash upon the occurrence of a tender offer or exchange that involves 50% or more of our Class A stockholders. Because not all of the voting stockholders need to participate in such tender offer or exchange to trigger the potential cash settlement and the Company does not control the occurrence of such an event, the Company concluded that the Assumed Common Stock Warrants do not meet the conditions to be classified in equity. Since the Assumed Common Stock Warrants meet the definition of a derivative under ASC 815, the Company recorded these warrants as liabilities on the Consolidated Balance Sheet at fair value, with subsequent changes in their respective fair values recognized in the Change in fair value of assumed common stock warrant liabilities within the Consolidated Statement of Operations and Comprehensive Loss at each reporting date. The Public Warrants were publicly traded and thus had an observable market price to estimate fair value, and the Private Placement Warrants were effectively valued similar to the Public Warrants, as described in Note 6 to the consolidated financial statements.

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

QuantumScape Corporation

Notes to Consolidated Financial Statements — Continued

December 31, 2020

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

4. Restatement of Consolidated Financial Statements

On April 12, 2021, the staff of the Securities and Exchange Commission (the “SEC Staff”) issued a public statement entitled “Staff Statement on Accounting and Reporting Considerations for Warrants issued by Special Purpose Acquisition Companies (“SPACs”)” (the “Staff Statement”). In the Staff Statement, the SEC Staff expressed its view that certain terms and conditions common to SPAC warrants may require the warrants to be classified as liabilities on the SPAC’s financial statements as opposed to equity.

On April 28, 2021, the Audit Committee of our Board of Directors, in consultation with management of the Company, concluded that the Company’s consolidated financial statements as of and for the year ended December 31, 2020 should no longer be relied upon based on the facts described below. As such, the Company is restating its consolidated financial statements as of and for the year ended December 31, 2020 included in this Annual Report.

The Assumed Common Stock Warrants, assumed by the Company in connection with the Business Combination, were originally issued as part of Kensington’s initial public offering. As of December 31, 2020 and the year then ended, the Assumed Common Stock Warrants were reflected as a component of equity and did not include the subsequent non-cash changes in estimated fair value of the Assumed Common Stock Warrants, based on the Company’s application of ASC 815-40. The views expressed in the Staff Statement were not consistent with the Company’s historical interpretation of certain specific provisions within its warrant agreements and the Company’s application of ASC 815-40 to the warrant agreements. The Company reassessed its accounting for the Assumed Common Stock Warrants in light of the SEC Staff’s published views. Based on this reassessment, the Company determined that the Assumed Common Stock Warrants should be classified as liabilities measured at fair value on the date of the Business Combination, with subsequent non-cash changes in fair value reported in the Company’s Consolidated Statement of Operation and Comprehensive Loss at each reporting period.

QuantumScape Corporation

Notes to Consolidated Financial Statements — Continued

December 31, 2020

The material terms of the Assumed Common Stock Warrants are more fully described in Note 10—Assumed Common Stock Warrants. In addition, disclosures and amounts were restated in Note 2 – Summary of Significant Accounting Policies, Note 5 – Business Combinations, Note 6 – Fair Value Measurements, Note 12 – Earnings (loss) Per Share, and Note 14 – Income Taxes as a result of the Assumed Common Stock Warrants.

Impact of the Restatement

The impact of the restatement on the Consolidated Balance Sheet, Consolidated Statement of Operations and Comprehensive Loss and Consolidated Statement of Cash Flows for the year ended December 31, 2020 is presented below. The restatement had no impact on net cash flows from operating, investing or financing activities.

	As of December 31, 2020
	As
	Previously	Restatement	As
	Reported	Adjustment	Restated
	(In Thousands, Except per Share Amounts)
Balance Sheet
Total current assets	$1,009,168	$—	$1,009,168
Total assets	$1,066,769	$—	$1,066,769
Liabilities, redeemable non-controlling interest and stockholders' equity
Total current liabilities	$12,350	$—	$12,350
Assumed common stock warrant liabilities	—	689,699	689,699
Total liabilities	23,594	689,699	713,293
Redeemable non-controlling interest	1,704	—	1,704
Stockholders' equity
Preferred stock - $0.0001 par value	—	—	—
Common stock - $0.0001 par value	36	—	36
Additional paid-in-capital	2,437,242	(107,836)	2,329,406
Accumulated other comprehensive loss	(31)	—	(31)
Accumulated deficit	(1,395,776)	(581,863)	(1,977,639)
Total stockholders' equity	1,041,471	(689,699)	351,772
Total liabilities, redeemable non-controlling interest and stockholders' equity	$1,066,769	$—	$1,066,769

QuantumScape Corporation

Notes to Consolidated Financial Statements — Continued

December 31, 2020

	For the Year Ended December 31, 2020
	As
	Previously	Restatement	As
	Reported	Adjustment	Restated
	(In Thousands, Except Share and per Share Amounts)
Statement of Operations and Comprehensive Loss
Total operating expenses	$81,021	$—	$81,021
Loss from operations	(81,021)	—	(81,021)
Other (expense) income:
Interest expense	(20,765)	—	(20,765)
Interest income	1,093	—	1,093
Change in fair value of Series F convertible preferred stock tranche liabilities	(999,987)	—	(999,987)
Change in fair value of assumed common stock warrant liabilities	—	(581,863)	(581,863)
Other income	760	—	760
Total other expense	(1,018,899)	(581,863)	(1,600,762)
Net loss	(1,099,920)	(581,863)	(1,681,783)
Less: Net loss attributable to non-controlling interest, net of tax	(6)	—	(6)
Net loss attributable to common stockholders	$(1,099,914)	$(581,863)	$(1,681,777)
Net loss	$(1,099,920)	$(581,863)	$(1,681,783)
Other comprehensive loss:
Unrealized loss on marketable securities	(121)	—	(121)
Total comprehensive loss	(1,100,041)	(581,863)	(1,681,904)
Less: Comprehensive loss attributable to non-controlling interest	(6)	—	(6)
Comprehensive loss attributable to common stockholders	$(1,100,035)	$(581,863)	$(1,681,898)
Basic and Diluted net loss per share	$(4.36)		$(6.67)
Basic and Diluted weighted-average common shares outstanding	252,143,509		252,143,509

	For the Year Ended December 31, 2020
	As
	Previously	Restatement	As
	Reported	Adjustment	Restated
	(In Thousands)
Statement of Cash Flows
Net loss	$(1,099,920)	$(581,863)	$(1,681,783)
Adjustments to reconcile net loss to net cash used in operating activities	1,038,657	581,863	1,620,520
Net cash used in operating activities	(61,263)	—	(61,263)
Net cash used in investing activities	(802,648)	—	(802,648)
Net cash provided by financing activities	953,724	—	953,724

Subsequent Warrant Exercises

QuantumScape Corporation

Notes to Consolidated Financial Statements — Continued

December 31, 2020

From January 1, 2021 through May 6, 2021, 9,699,528 Public Warrants were exercised for net proceeds of $111.5 million.

5. Business Combination

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

The following table reconciles the elements of the Business Combination to the Consolidated Statement of Cash Flows and the Consolidated Statement of Redeemable Non-Controlling Interest and Stockholders’ Equity for the year ended December 31, 2020 (amounts in thousands):

Recapitalization
Cash- Kensington trust and cash, net of redemptions	$230,128
Cash- PIPE Financing	500,000
Non-cash net assets assumed from Kensington	592
Less: Fair value of assumed common stock warrants (Restated)	109,081
Less: transaction costs and advisory fees for QuantumScape allocated to equity (Restated)	41,664
Less: transaction costs and advisory fees for Kensington (Restated)	11,372
Net Business Combination (Restated)	$568,603
Less: non-cash net assets assumed from Kensington	592
Less: transaction costs and advisory fees for QuantumScape allocated to warrants (Restated)	1,245
Add: Non-cash fair value of assumed common stock warrants (Restated)	109,081
Add: accrued transaction costs and advisor fees	1,016
Net cash contributions from Business Combination	$676,863

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

6. Fair Value Measurement

The Company’s financial assets and liabilities subject to fair value measurements on a recurring basis and the level of inputs used for such measurements were as follows (amounts in thousands):

	Fair Value Measured as of December 31, 2020
	Level 1	Level 2	Level 3	Total
Assets included in:
Money market fund(1)	$12,235	$—	$—	$12,235
Marketable securities(2)	—	977,326	—	977,326
Total fair value	$12,235	$977,326	$—	$989,561
Liabilities included in:
Assumed common stock warrants (Public) (Restated)	$436,999	$—	$—	$436,999
Assumed common stock warrants (Private Placement) (Restated)	—	252,700	—	252,700
Total fair value (Restated)	$436,999	$252,700	$—	$689,699

	Fair Value Measured as of December 31, 2019
	Level 1	Level 2	Level 3	Total
Assets included in:
Money market fund(1)	$5,163	$—	$—	$5,163
Marketable securities(2)	—	120,599	—	120,599
Total fair value	$5,163	$120,599	$—	$125,762
Liabilities included in:
Convertible preferred stock warrant liabilities	$—	$—	$1,860	$1,860
Total fair value	$—	$—	$1,860	$1,860

(1)	Money market funds are included in Cash and cash equivalents on the Consolidated Balance Sheet.
(2)

Marketable securities with original maturities of three months or less, in the amount of $105.2 million and $18.7 million, are included in Cash and cash equivalents on the Consolidated Balance Sheet as of December 31, 2020 and December 31, 2019, respectively.

QuantumScape Corporation

Notes to Consolidated Financial Statements — Continued

December 31, 2020

The Company performs routine procedures such as comparing prices obtained from independent source to ensure that appropriate fair values are recorded. Because the transfer of Private Placement Warrants to anyone outside of a small group of individuals constituting the sponsors of Kensington would result in the Private Placement Warrants having substantially the same terms as the Public Warrants, the Company determined that the fair value of each Private Placement Warrant is consistent with that of a Public Warrant. Accordingly, the Private Placement Warrants are classified as Level 2 financial instruments.

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

QuantumScape Corporation

Notes to Consolidated Financial Statements — Continued

December 31, 2020

Preferred Stock Warrants

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

7. Property and Equipment

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

8. Leases

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

9. Commitments and Contingencies

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

QuantumScape Corporation

Notes to Consolidated Financial Statements — Continued

December 31, 2020

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

10. Assumed Common Stock Warrants

At December 31, 2020, there are 18,149,989 warrants outstanding.

As part of Kensington’s initial public offering, 11,499,989 Public Warrants were sold. The Public Warrants entitle the holder thereof to purchase one share of Class A Common Stock at a price of $11.50 per share, subject to adjustments. The Public Warrants may be exercised only for a whole number of shares of Class A Common Stock. No fractional shares will be issued upon exercise of the warrants. The Public Warrants will expire at 5:00 p.m. New York City time on November 25, 2025, or earlier upon redemption or liquidation. The Public Warrants are listed on the NYSE under the symbol “QS.WS.”

The Company may redeem the Public Warrants starting July 30, 2021, in whole and not in part, at a price of $0.01 per warrant, so long as the Company provides not less than 30 days’ prior written notice of redemption to each warrantholder, and if, and only if, the reported last sale price of Common Stock equals or exceeds $18.00 per share for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date the Company sends the notice of redemption to the warrantholders.

Simultaneously with Kensington’s initial public offering, Kensington consummated a private placement of 6,575,000 Private Placement Warrants with Kensington’s sponsor. Kensington issued an additional 75,000 Working Capital Warrants in connection with the closing of the Business Combination. Each Private Placement Warrant and Working Capital Warrant is exercisable for one share of Class A Common Stock at a price of $11.50 per share, subject to adjustment. The Private Placement Warrants and Working Capital Warrants are identical to the Public Warrants, except that:

(1) the Private Placement Warrants and Working Capital Warrants and the shares of Class A Common Stock issuable upon exercise of the Private Placement Warrants and Working Capital Warrants are not transferable, assignable or salable until 30 days after the completion of a Business Combination, subject to certain limited exceptions,

(2) the Private Placement Warrants and Working Capital Warrants are non-redeemable (except as described below) so long as they are held by the sponsor or its permitted transferees. Commencing September 28, 2021, the Company may redeem the outstanding Public Warrants, Private Placement Warrants and Working Capital Placement Warrants:

•	in whole and not in part;
•

at $0.10 per warrant upon a minimum of 30 days’ prior written notice of redemption provided that holders will be able to exercise their warrants on a cashless basis prior to redemption and receive that number of shares of Class A Common Stock to be determined by reference to a table in the warrant agreement;

QuantumScape Corporation

Notes to Consolidated Financial Statements — Continued

December 31, 2020

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

(3) the Private Placement Warrants and Working Capital Warrants may be exercised by the holders on a cashless basis, and

(4) the holders of the Private Placement Warrants and Working Capital Warrants (including with respect to the shares of common stock issuable upon exercise of the Private Placement Warrants and Working Capital Warrants) are entitled to registration rights. If the Private Placement Warrants and Working Capital Warrants are held by someone other than the Sponsor or its permitted transferees, the Private Placement Warrants and Working Capital Warrants will cease to be Private Placement Warrants or Working Capital Warrants, as applicable, and become Public Warrants and be redeemable by the Company in all redemption scenarios and exercisable by such holders on the same basis as the other Public Warrants.

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

The Company concluded the Public Warrants and Private Placement Warrants, or Assumed Common Stock Warrants, meet the definition of a derivative under ASC 815 (as described in Note 2) and are recorded as liabilities. Upon consummation of the Business Combination, the fair value of the Assumed Common Stock Warrants was recorded on the Balance Sheet. The fair value of the Assumed Common Stock Warrants was remeasured as of December 31, 2020, resulting in a $581.9 million non-cash change in fair value of assumed common stock warrant liabilities in the Consolidated Statements of Operations and Comprehensive Loss.

11. Stockholders’ Equity

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

Legacy QuantumScape Series F Convertible Preferred Stock

As further described in Note 6 (Fair Value), in May 2020 and September 2020, Legacy QuantumScape and VGA entered into a Series F Preferred Stock Purchase Agreement and related agreements and amendments thereto, and in August 2020, Legacy QuantumScape and several new and existing investors entered into Series F Preferred Stock Purchase Agreements and related agreements thereto, pursuant to which Legacy QuantumScape agreed to sell, and VGA and other investors agreed to purchase, up to an aggregate 14,684,843 shares of Legacy QuantumScape Series F Preferred Stock at $26.4218 per share for an aggregate purchase price of $388 million (the “Series F Preferred Stock Purchase Agreements”). As previously mentioned, the Series F Preferred Stock Purchase Agreement with VGA, as amended, contains provisions pursuant to which, if the relevant closing of such Series F Preferred Stock Purchase Agreement

QuantumScape Corporation

Notes to Consolidated Financial Statements — Continued

December 31, 2020

(in whole or in part) occur only after effectiveness of the Business Combination, VGA agreed to purchase, and Kensington agreed to issue, instead of the relevant number of shares of Legacy QuantumScape Series F Preferred Stock to be purchased at such closing, such number of shares of Class A Common Stock as would have been issued in the Business Combination in exchange for such shares of Legacy QuantumScape Series F Preferred Stock if they had been outstanding prior to the Business Combination.

Pursuant to the terms of the Series F Preferred Stock Purchase Agreements Legacy QuantumScape issued 7,115,335 shares of Series F Preferred Stock for an aggregate purchase price of $188.0 million, net of issuance costs of $11.5 million, concurrent with the closing of the Business Combination, and the Company issued 15,221,334 shares of Class A Common Stock to VGA for $100.0 million on December 1, 2020. As of December 31, 2020, VGA’s commitment to purchase 15,221,334 shares of Class A Common Stock for $100.0 million subject to certain conditions including the achievement of a specified technical milestone by March 31, 2021, is outstanding.

The Company concluded that the firm commitment to issue the tranche shares to VGA and the other investors met the definition of a freestanding financial instrument (as described in Note 6). Prior to the Business Combination, as the underlying convertible preferred shares of the outstanding tranche liabilities were redeemable outside the control of the Company, the fair value of the tranche liabilities was reported on the Legacy QuantumScape’s balance sheets as a long-term liability, and the change in fair value was recorded in other expense in the Consolidated Statements of Operations and Comprehensive Loss. Upon consummation of the Business Combination, the tranche liabilities were reclassified to additional paid-in capital.

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

QuantumScape Corporation

Notes to Consolidated Financial Statements — Continued

December 31, 2020

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

12. Earnings (Loss) Per Share

Basic and diluted earnings per share are the same for each class of common stock because they are entitled to the same liquidation and dividend rights. The following table sets forth the computation of basic and diluted loss per Class A Common Stock and Class B Common Stock (amounts in thousands, except share and per share amounts):

	Year Ended December 31,
	2020	2019
	(Restated)
Numerator:
Net loss attributable to common stockholders	$(1,681,777)	$(51,283)
Denominator:
Weighted average Class A and Class B common shares outstanding - Basic and Diluted	252,143,509	239,636,062
Net loss per share attributable to Class A and Class B Common stockholders - Basic and Diluted	$(6.67)	$(0.21)

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

QuantumScape Corporation

Notes to Consolidated Financial Statements — Continued

December 31, 2020

(1)

This refers to VGA’s commitment to purchase 15,221,334 shares of Class A Common Stock for $100.0 million subject to certain conditions including the achievement of a specified technical milestone by March 31, 2021. See Note 11 for more information.

13. Joint Venture and Redeemable Non-Controlling Interest

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

On May 14, 2020, the Company amended the JVA and other related agreements regarding the JV entity in connection with VGA’s investment of $200.0 million in the Company’s Series F convertible preferred stock as described in Note 11. The Company determined the amendments represented a reconsideration event and determined that the JV entity is still a variable interest entity. As the significance and nature of the business of the JV entity continues to be more aligned with the core business of the Company and the Company continues to absorb a majority of the variability associated with the JV entity’s anticipated economic performance, the Company continues to be the related party most closely associated with the JV entity.

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

14. Income Taxes

The Company has no provision for income taxes for the years ended December 31, 2020 and 2019. The Company has no current tax expense from losses and no deferred expense from the valuation allowance.

QuantumScape Corporation

Notes to Consolidated Financial Statements — Continued

December 31, 2020

A reconciliation from U.S. statutory rate of 21% to the effective rate is as follows:

	Year Ended December 31,
	2020	2019
	(Restated)
Federal Statutory rate	21.0%	21.0%
State tax expense	0.0%	7.0%
Permanent tax items	(0.2%)	(2.2%)
R&D tax credit	0.2%	4.5%
Other	(0.1%)	0.0%
Change to valuation allowance	(1.1%)	(30.4%)
Change in fair value of assumed common stock warrant liabilities	(7.3%)	0.0%
Change in fair value of Series F tranche liabilities	(12.5%)	0.0%
Effective tax rate	0.0%	0.0%

Significant components of the Company’s net deferred tax assets as of December 31, 2020 and 2019, are as follows (amounts in thousands):

	Year Ended December 31,
	2020	2019
Deferred tax assets:
Net operating losses	$88,392	$71,374
Tax credits	16,314	10,219
Accruals and stock-based compensation	3,313	4,671
Lease liability	2,621	3,796
Intangibles	1,413	90
Gross deferred tax assets	112,053	90,150
Valuation allowance	(105,781)	(85,677)
Total deferred tax assets	$6,272	$4,473
Deferred tax liabilities:
Right of use assets	$(2,463)	(3,627)
Fixed assets	(3,809)	(846)
Total deferred tax liabilities	(6,272)	(4,473)
Total net deferred tax assets	$—	$—

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

QuantumScape Corporation

Notes to Consolidated Financial Statements — Continued

December 31, 2020

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

QuantumScape Corporation

Notes to Consolidated Financial Statements — Continued

December 31, 2020

15. Related Party Agreements

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

Evaluation of Disclosure Controls and Procedures

On April 12, 2021, the SEC issued a Staff Statement (the “Staff Statement”) on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”) expressing their view on certain accounting and reporting considerations related to warrants of a kind similar to those that were originally issued at the time of Kensington Capital Acquisition Corp.’s (“Kensington”) initial public offering in June 2020.

The Staff Statement discussed “certain features of warrants issued in SPAC transactions” that “may be common across many entities.” The Staff Statement indicated that when one or more of such features is included in a warrant, the warrant “should be classified as a liability measured at fair value, with changes in fair value each period reported in earnings.”

The Company has previously classified its Assumed Common Stock Warrants, which were assumed by the Company in connection with the consummation of the Business Combination on November 25, 2020, as equity. The Company initially evaluated the accounting for its Assumed Common Warrants and believed its positions to be appropriate and consistent with generally accepted accounting principles (“GAAP”) at that time. Our belief was supported by the fact that most SPACs and parties who have merged with SPACs similarly interpreted the warrant accounting principles at issue. While the terms of the Assumed Common Stock Warrants as described in the agreement have not changed, as a result of the Staff Statement, the Company has determined to classify its Assumed Common Stock Warrants as liabilities, and will subsequently measure them at fair value through earnings pursuant to Accounting Standards Codification 815 (“ASC 815”).

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2020. On February 23, 2021, we filed our original audited Annual Report on Form 10-K for the year ended December 31, 2020 (the “Original Report”). Based upon their evaluation at that earlier time, our Chief Executive Officer and Chief Financial Officer had concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

Subsequent to that evaluation, as a result of the material weakness described below, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2020, our disclosure controls and procedures were not effective.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis.

In connection with the restatement discussed in Note 4 – “Restatement of Consolidated Financial Statements” to the financial statements included herein, our Chief Executive Officer and Chief Financial Officer reevaluated the Company’s disclosure controls and procedures relating to the Company’s method of accounting for the Assumed Common Stock Warrants. They concluded there was a material weakness in controls related to the classification and accounting for the Assumed Common Stock Warrants, which did not operate effectively to appropriately apply the provisions of ASC 815-40.

Notwithstanding this material weakness, management has concluded that our audited financial statements included in this Annual Report on Amended Form 10-K/A No. 2 are fairly stated in all material respects in accordance with GAAP for each of the periods presented herein.

Remediation of Material Weakness

To remediate the material weakness, the Company studied and clarified its understanding of the accounting of contracts that may be settled in the Company’s own stock, such as warrants, as equity of the entity or as an asset or liability as highlighted in the Staff Statement and enhanced the accounting policy related to the accounting for such contracts to determine proper accounting in accordance with GAAP as clarified by the Staff Statement. Finally, the Company restated its consolidated financial statements as of and for the year ended December 31, 2020 upon completing its evaluation of the Staff Statement. All necessary revisions are properly reflected in Note 4 – “Restatement of Consolidated Financial Statements” to the financial statements included herein. The Company plans to complete the remediation of the material weakness during the second quarter of the year ended December 31, 2021.

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarterly period ended December 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting other than the changes described above related to the material weakness related to the accounting for the Assumed Common Stock Warrants as equity instead of liability.

Item 9B. Other Information.

None.

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

Letter Agreements on Board and Committee Representation

On September 2, 2020, we entered into a letter agreement (the “Original Letter Agreement”) with Legacy QuantumScape, and VGA pursuant to which we would nominate one designee of VGA for election to our board of directors, and from and after the First Closing (as defined under the Series F Preferred Stock Purchase Agreement between Legacy QuantumScape and VGA, dated May 14, 2020), a second designee of VGA. On December 7, 2020, the parties amended and restated the Original Letter Agreement to provide that (i) in connection with any annual or special meeting of stockholders at which directors will be elected, we will nominate for election to our board of directors two designees of VGA (each, a “VW Director”), with such designation rights terminating upon certain circumstances and (ii) we shall cause one VW Director to be appointed to the nominating and corporate governance committee of our board of directors, provided that such VW Director fulfills the independence requirements under applicable NYSE rules.

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

Outstanding Equity Awards at 2020 Year End

The following table presents information regarding outstanding equity awards held by our named executive officers as of December 31, 2020.

	Option Awards					Stock Awards
Name	Grant Date	Number of Securities Underlying Unexercised Options Exercisable (#)(1)	Number of Securities Underlying Unexercised Options Unexercisable (#)	Option Exercise Price ($)(2)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)(3)
Jagdeep Singh(4)(6)	04/08/2013	2,010,874	—	0.64	04/07/2023	—	—
Jagdeep Singh(5)(6)	08/19/2016	2,499,520	—	1.31	08/19/2026	—	—
Jagdeep Singh(6)(7)	03/15/2017	5,957,193	541,560	1.33	03/15/2027	—	—
Jagdeep Singh(6)(8)	08/07/2020	—	—	—	—	4,021,750	16,719,999
Kevin Hettrich(6)(9)	05/03/2016	265,680	—	1.31	05/03/2026	—	—
Kevin Hettrich(6)(10)	03/15/2017	420,631	46,920	1.33	03/15/2027	—	—
Kevin Hettrich(6)(11)	06/05/2019	150,816	251,358	2.38	06/05/2029	—	—
Kevin Hettrich(6)(12)	08/07/2020	—	—	—	—	804,350	3,344,000
Michael McCarthy (6)(13)	05/01/2013	124,673	—	0.64	04/30/2023	—	—
Michael McCarthy (6)(14)	09/18/2013	603,262	—	0.64	09/17/2023	—	—
Michael McCarthy (15)	02/27/2015	333,804	—	1.05	02/26/2025	—	—
Michael McCarthy (6)(16)	05/03/2016	100,542	—	1.31	05/03/2026	—	—
Michael McCarthy (6)(10)	03/15/2017	611,977	55,632	1.33	03/15/2027	—	—
Michael McCarthy (6)(11)	06/05/2019	226,224	377,037	2.38	06/05/2029	—	—
Michael McCarthy (6)(12)	08/07/2020	—	—	—	—	603,262	2,507,998

(1)	All stock options were granted pursuant to the 2010 Plan.
(2)	This column represents the fair market value of a share of common stock on the date of the grant, as determined by our board of directors.
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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth the beneficial ownership of our common stock as of April 29, 2021 by:

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

We have based our calculation of the percentage of beneficial ownership on 259,611,491 shares of our Class A Common Stock and 146,362,452 shares of Class B Common Stock outstanding as of April 29, 2021. We have deemed shares of our Common Stock subject to stock options that are currently exercisable or exercisable within 60 days of April 29, 2021 or issuable pursuant to RSUs which are subject to vesting and settlement conditions expected to occur within 60 days of April 29, 2021, to be outstanding and to be beneficially owned by the person holding the stock option or RSU for the purpose of computing the percentage ownership of that person. We did not deem these shares outstanding, however, for the purpose of computing the percentage ownership of any other person.

Unless otherwise indicated, the address for each person or entity listed in the table is c/o QuantumScape Corporation, 1730 Technology Drive, San Jose, California, 95110.

	Shares Beneficially Owned				Percent of Total Voting Power (1)
	Class A Common Stock		Class B Common Stock+
Name of Beneficial Owner	Number	Percentage	Number	Percentage
Greater than 5% Stockholders:
Volkswagen Group of America Investments, LLC(1)	68,236,103	26.28	17,980,436	12.28	14.39
Khosla Ventures III, LP(2)	4,830,503	1.86	30,609,901	20.91	18.04
Capricorn Libra Investment Group, LP(3)	10,336,479	3.98	14,022,837	9.58	8.74
KPCB Holdings, Inc., as nominee(4)	1,932,201	*	18,349,929	12.54	10.76
Al-Rayyan Holding LLC(5)	14,308,051	5.51	—	*	*
Dr. Timothy Holme(6)	1,034,927	*	13,818,796	9.42	8.06
Named Executive Officers and Directors:
Jagdeep Singh(7)	11,901,319	4.43	19,617,505	13.22	11.87
Kevin Hettrich(8)	1,588,587	*	—	*	*
Michael McCarthy(9)	2,827,284	1.08	124,673	*	*
Prof. Fritz Prinz(10)	—	*	13,484,541	9.21	7.76
Frank Blome(11)	—	*	—	*	*
Brad Buss(12)	304,426	*	—	*	*
John Doerr(13)	—	*	—	*	*
Prof. Dr. Jürgen Leohold(14)	395,481	*	—	*	*
Celina Mikolajczak	—	*	—	*	*
Justin Mirro(15)	1,744,898	*	—	*	*
J.B. Straubel(16)	521,104	*	182,700	*	*

	Shares Beneficially Owned				Percent of Total Voting Power (1)
	Class A Common Stock		Class B Common Stock+
Name of Beneficial Owner	Number	Percentage	Number	Percentage
Dipender Saluja(17)	—	*	—	*	*
Jens Wiese(18)	—	*	—	*	*
All directors and executive officers as a group (15 individuals) (19)	24,307,598	8.76	44,547,051	29.93	26.60

*	Represents beneficial ownership of less than 1%.
(1)	Consists of 68,236,103 shares of Class A Common Stock and 17,980,436 shares of Class B Common Stock. The business address of VGA is 220 Ferdinand Porsche Dr. Herndon, VA 20171.
(2)	Consists of 4,830,503 shares of Class A Common Stock and 30,609,901 shares of Class B Common Stock. The business address of Khosla Ventures III, LP is 2128 Sand Hill Road Menlo Park, CA 94025.
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
(6)

Consists of (a) options to purchase 1,001,414 shares of Class A Common Stock that are exercisable within 60 days of April 29, 2021, (b) options to purchase 333,804 shares of Class B Common Stock that are exercisable within 60 days of April 29, 2021, (c) 33,513 shares of Class A Common Stock issuable upon the vesting of restricted stock units within 60 days of April 29, 2021 and (d) 13,484,992 shares of Class B Common Stock held by Dr. Holme.

(7)

Consists of (a) options to purchase 8,998,273 shares of Class A Common Stock that are exercisable within 60 days of April 29, 2021, (b) options to purchase 2,010,874 shares of Class B Common Stock that are exercisable within 60 days of April 29, 2021, (c) 251,360 shares of Class A Common Stock issuable upon the vesting of restricted stock units within 60 days of April 29, 2021, (d) 1,340,582 shares of Class B Common Stock held by Mr. Singh, (e) 4,021,750 shares of Class B Common Stock held in trust by Jagdeep Singh, Trustee of the Roshni Singh 2020 Annuity Trust A dated September 1, 2020, (f) 4,021,750 shares of Class B Common Stock held in trust by Jagdeep Singh, Trustee of the Jagdeep Singh 2020 Annuity Trust A dated September 1, 2020, (g) 966,100 shares of Class A Common Stock and 5,541,385 shares of Class B Common Stock held in trust by Jagdeep Singh & Roshni Singh, Trustees of the Singh Family Trust UDT dated October 3, 1996, (h) 561,862 shares of Class A Common Stock held in trust by Tejbir Singh Phool, Trustee of the Kismet Diya Singh 2013 Trust dated July 31, 2013, (i) 561,862 shares of Class A Common Stock held in trust by Tejbir Singh Phool, Trustee of the Nageena Singh 2013 Trust dated July 31, 2013 (j) 561,862 shares of Class A Common Stock held in trust by Tejbir Singh Phool, Trustee of the Noor Deepika Singh 2013 Trust dated July 31, 2013, (k) 1,340,582 shares of Class B Common Stock held in trust by Friedrich Prinz and Jagdeep Singh, Trustees of the Marie Helen Prinz 2019 Trust dated June 17, 2019 and (l) 1,340,582 shares of Class B Common Stock held in trust by Friedrich Prinz and Jagdeep Singh, Trustees of the Benedikt Prinz 2019 Trust dated June 17, 2019. Mr. Singh shares voting and dispositive power and is the trustee of each of Jagdeep Singh, Trustee of the Roshni Singh 2020 Annuity Trust A dated September 1, 2020, Jagdeep Singh, Trustee of the Jagdeep Singh 2020 Annuity Trust A dated September 1, 2020, Jagdeep Singh & Roshni Singh, Trustees of the Singh Family Trust UDT dated October 3, 1996, Tejbir Singh Phool, Trustee of the Kismet Diya Singh 2013 Trust dated July 31, 2013, Tejbir Singh Phool, Trustee of the Nageena Singh 2013 Trust dated July 31, 2013 and Tejbir Singh Phool, Trustee of the Noor Deepika Singh 2013 Trust dated July 31, 2013. Mr. Singh shares dispositive power and is the trustee of each of Friedrich Prinz and Jagdeep Singh, Trustees of the Marie Helen Prinz 2019 Trust dated June 17, 2019 and Friedrich Prinz and Jagdeep Singh, Trustees of the Benedikt Prinz 2019 Trust dated June 17, 2019. Mr. Singh disclaims voting power with respect to each of Friedrich Prinz and Jagdeep Singh, Trustees of the Marie Helen Prinz 2019 Trust dated June 17, 2019 and Friedrich Prinz and Jagdeep Singh, Trustees of the Benedikt Prinz 2019 Trust dated June 17, 2019.

(8)	Consists of (a) options to purchase 917,560 shares of Class A Common Stock that are exercisable within 60 days of April 29, 2021 and (b) 654,268 shares of Class A Common Stock held by Mr. Hettrich.
(9)

Consists of (a) options to purchase 1,981,713 shares of Class A Common Stock that are exercisable within 60 days of April 29, 2021, (b) options to purchase 124,673 shares of Class B Common Stock that are exercisable within 60 days of April 29, 2021 and (c) 820,435 shares of Class A Common Stock held by Mr. McCarthy.

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

(14)	Consists of options to purchase 368,672 Class A Common Stock that are exercisable within 60 days of April 29, 2021.
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

(16)

Consists of (a) options to purchase 268,116 shares of Class A Common Stock that are exercisable within 60 days of April 29, 2021, (b) 219,474 shares of Class A Common Stock and (c) 182,700 shares of Class B Common Stock held by Mr. Straubel.

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

(19)

Consists of (a) options to purchase 17,627,538 shares of Class A Common Stock that are exercisable within 60 days of April 29, 2021, (b) options to purchase 2,469,351 shares of Class B Common Stock that are exercisable within 60 days of April 29, 2021, (c) 284,873 shares of Class A Common Stock issuable upon the vesting of restricted stock units within 60 days of April 29, 2021, (d) 6,395,187 shares of Class A Common Stock and (e) 42,077,700 shares of Class B Common Stock.

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

Common IP License Agreements

In May 2020, in connection with the joint venture, Legacy QuantumScape entered into a license agreement with Volkswagen Group of America, Inc. (“VWGoA”) (which amended and restated a license agreement entered into in September 2018) to license certain intellectual property on a royalty free basis in connection with production and manufacturing of solid-state battery cells by the joint venture in the automotive space.

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

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)	List the following documents filed as a part of the report:
(1)	Financial Statements:

(2)	Financial Statement Schedules. None.
(3)	The exhibits listed below are filed as part of this Annual Report on Form 10-K/A or are incorporated herein by reference, in each case as indicated below.

Exhibit Index

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date

2.1	Business Combination Agreement, dated as of September 2, 2020, by and among Kensington Capital Acquisition Corp., Kensington Capital Merger Sub Corp. and Legacy QuantumScape.	S-4/A	333-248930	2.1	November 12, 2020

2.2	Amendment No. 1 to Business Combination Agreement, dated as of September 21, 2020, by and among Kensington Capital Acquisition Corp., Kensington Capital Merger Sub Corp. and Legacy QuantumScape.	S-4/A	333-248930	2.2	November 12, 2020

3.1	Amended and Restated Certificate of Incorporation of the Company.	8-K	001-39345	3.1	December 2, 2020

3.2	Amended and Restated Bylaws of the Company.	8-K	001-39345	3.2	December 2, 2020

4.1	Specimen Common Stock Certificate.	8-K	001-39345	4.1	December 2, 2020

4.2	Warrant Agreement, dated June 25, 2020, by and between the Registrant and Continental Stock Transfer & Trust Company.	8-K	001-39345	4.1	June 30, 2020

4.3	Amendment No. 1 to Warrant Agreement, dated February 13, 2021, by and between the Registrant and Continental Stock Transfer & Trust Company.	8-K	001-39345	4.1	February 16, 2021

4.4	Description of Securities	10-K	001-39345	4.4	February 23, 2021

10.1	Registration Rights and Lock-up Agreement, dated as of September 2, 2020, by and among Kensington Capital Acquisition Corp. and the persons named therein.	8-K	001-39345	10.3	September 3, 2020

10.2	Form of Senior Employee Lock-Up Agreement.	8-K	001-39345	10.5	September 3, 2020

10.3	Form of Lock-Up Agreement.	8-K	001-39345	10.3	December 2, 2020

10.4	Form of Subscription Agreement.	8-K	001-39345	10.4	September 3, 2020

10.5	Stockholder Support Agreement, dated as of September 2, 2020, by and between Kensington Capital Acquisition Corp. and Volkswagen Group of America Investments, LLC.	8-K	001-39345	10.1	September 3, 2020

10.6	Stockholder Support Agreement, dated as of September 2, 2020, by and among Kensington Capital Acquisition Corp. and the persons named therein.	8-K	001-39345	10.2	September 3, 2020

10.7+	Form of Indemnification Agreement by and between the Registrant and its directors and officers.	8-K	001-39345	10.7	December 2, 2020

10.8+	The Registrant’s 2020 Equity Incentive Plan.	8-K	001-39345	10.8	December 2, 2020

10.9+	The Registrant’s 2020 Equity Incentive Plan — Form of Stock Option Agreement.	8-K	001-39345	10.9	December 2, 2020

10.10+	The Registrant’s 2020 Equity Incentive Plan — Form of Restricted Stock Unit Agreement.	8-K	001-39345	10.10	December 2, 2020

10.11+	The Registrant’s 2020 Equity Incentive Plan — Form of Restricted Stock Agreement.	8-K	001-39345	10.11	December 2, 2020

10.12+	The Registrant’s 2020 Employee Stock Purchase Plan.	8-K	001-39345	10.12	December 2, 2020

10.13	First Letter Agreement, dated as of September 2, 2020, by and among Kensington Capital Acquisition Corp., Legacy QuantumScape, and Volkswagen Group of America Investments, LLC.	8-K	001-39345	10.6	September 3, 2020

10.14	Second Letter Agreement, dated as of September 2, 2020, by and among Kensington Capital Acquisition Corp., Legacy QuantumScape, and Volkswagen Group of America Investments, LLC.	8-K	001-39345	10.7	September 3, 2020

10.15	Third Letter Agreement, dated as of September 2, 2020, by and among Kensington Capital Acquisition Corp., Legacy QuantumScape, and Volkswagen Group of America Investments, LLC.	8-K	001-39345	10.8	September 3, 2020

10.16	Services Agreement, dated as of September 1, 2020, by and between Kensington Capital Acquisition Corp. and DEHC LLC.	8-K	001-39345	10.9	September 3, 2020

10.17	Services Agreement, dated as of September 1, 2020, by and between Kensington Capital Acquisition Corp. and Simon Boag.	8-K	001-39345	10.10	September 3, 2020

10.18+	Offer Letter from Legacy QuantumScape to Timothy Holme, dated January 1, 2011.	S-4/A	333-248930	10.13	November 12, 2020

10.19+	Offer Letter from Legacy QuantumScape to Kevin Hettrich, dated October 11, 2011.	S-4/A	333-248930	10.14	November 12, 2020

10.20+	Offer Letter from Legacy QuantumScape to Howard Lukens, dated February 13, 2012.	S-4/A	333-248930	10.15	November 12, 2020

10.21+	Offer Letter from Legacy QuantumScape to Michael McCarthy, dated December 21, 2012.	S-4/A	333-248930	10.16	November 12, 2020

10.22+	Offer Letter from Legacy QuantumScape to Mohit Singh, dated April 3, 2013.	S-4/A	333-248930	10.17	November 12, 2020

10.23	Lease, dated May 31, 2013, by and between SI 55, LLC and Legacy QuantumScape.	S-4/A	333-248930	10.18	November 12, 2020

10.24	Amendment to Lease, dated May 19, 2014, by and between SI 55, LLC and Legacy QuantumScape.	S-4/A	333-248930	10.19	November 12, 2020

10.25#	Amended and Restated Limited Liability Company Agreement of QSV Operations LLC, dated May 14, 2020, by and between Legacy QuantumScape and Volkswagen Group of America Investments, LLC.	S-4/A	333-248930	10.20	November 12, 2020

10.26#	Amended and Restated Joint Venture Agreement, dated May 14, 2020, by and among Legacy QuantumScape and the persons named therein.	S-4/A	333-248930	10.21	November 12, 2020

10.27	First Amendment to Amended and Restated Joint Venture Agreement, dated September 21, 2020, by and among Legacy QuantumScape and the persons named therein.	S-4/A	333-248930	10.22	November 12, 2020

10.28#	Series F Preferred Stock Purchase Agreement, dated May 14, 2020, by and between Legacy QuantumScape and Volkswagen Group of America Investments, LLC.	S-4/A	333-248930	10.23	November 12, 2020

10.29	Amendment No. 1 to Series F Preferred Stock Purchase Agreement, dated September 3, 2020, by and among Kensington Capital Acquisition Corp., Legacy QuantumScape and Volkswagen Group of America Investments, LLC.	S-4/A	333-248930	10.24	November 12, 2020

10.30	Letter Agreement, dated as of December 7, 2020, by and among Legacy QuantumScape, the Registrant and Volkswagen Group of America Investments, LLC.	S-1/A	333-251433	10.30	December 28, 2020

10.31+	Employee Incentive Compensation Plan.	8-K	001-39345	10.1	March 15, 2021

10.32+	Form Change in Control and Severance Agreement.	8-K	001-39345	10.2	March 15, 2021

10.33	Series F Closing Agreement, dated March 30, 2021, by an among the Registrant, Legacy QuantumScape and Volkswagen Group of America, Inc.	8-K	001-39345	1.1	April 1, 2021

16.1	Letter from Marcum LLP regarding Change in Independent Registered Public Accounting Firm dated December 14, 2020.	8-K	001-39345	16.1	December 14, 2020

21.1	List of Subsidiaries of the Registrant	10-K	001-39345	21.1	February 23, 2021

23.1*	Consent of Independent Registered Accounting Firm, Ernst & Young LLP.

24.1	Power of Attorney.	10-K	001-39345	24.1	February 23, 2021

24.2	Power of Attorney.	10-K/A	001-39345	24.2	April 26, 2021

31.1	Rule 13a-14(a) /15(d)-14(a) Certification of Principal Executive Officer.	10-K	001-39345	31.1	February 23, 2021

31.2	Rule 13a-14(a) /15(d)-14(a) Certification of Principal Financial Officer.	10-K	001-39345	31.2	February 23, 2021

31.3	Rule 13a-14(a) /15(d)-14(a) Certification of Principal Executive Officer.	10-K	001-39345	31.3	April 26, 2021

31.4	Rule 13a-14(a) /15(d)-14(a) Certification of Principal Financial Officer.	10-K	001-39345	31.4	April 26, 2021

31.5*	Rule 13a-14(a) /15(d)-14(a) Certification of Principal Executive Officer.

31.6*	Rule 13a-14(a) /15(d)-14(a) Certification of Financial Executive Officer.

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	10-K	001-39345	32.1	February 23, 2021

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	10-K	001-39345	32.2	February 23, 2021

32.3*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.4*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.
#	Portions of this exhibit have been omitted in accordance with Item 601 of Regulation S-K.
+	Indicates a management or compensatory plan.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

QuantumScape Corporation

Date: May 7, 2021	By:	/s/ Jagdeep Singh
Jagdeep Singh
Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Jagdeep Singh	Chief Executive Officer and Chairman	May 7, 2021
Jagdeep Singh	(Principal Executive Officer)

/s/ Kevin Hettrich	Chief Financial Officer	May 7, 2021
Kevin Hettrich	(Principal Financial and Accounting Officer)

*	Director	May 7, 2021
Frank Blome

*	Director	May 7, 2021
Brad Buss

*	Director	May 7, 2021
John Doerr

*	Director	May 7, 2021
Jürgen Leohold

*	Director	May 7, 2021
Fritz Prinz

*	Director	May 7, 2021
Justin Mirro

*	Director	May 7, 2021
J.B. Straubel

*	Director	May 7, 2021
Dipender Saluja

*	Director	May 7, 2021
Jens Wiese

*	Director	May 7, 2021
Celina Mikolajczak

*By:	/s/ Jagdeep Singh	May 7, 2021
Jagdeep Singh
Attorney-in-fact