Form 10-Q
period 2021-03-31
QuantumScape Corp
filed 2021-05-17
CIK 1811414

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 001-39345

QUANTUMSCAPE CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	85-0796578
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
1730 Technology Drive San Jose, CA	95110
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (408) 452-2000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol (s)	Name of each exchange on which registered
Class A Common Stock, par value $0.0001 per share	QS	The New York Stock Exchange
Redeemable warrants, each whole warrant exercisable for one share of Class A Common Stock at an exercise price of $11.50	QS.WS	The New York Stock Exchange

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒

The number of shares of the registrant’s Class A Common Stock, par value $0.0001 per share outstanding was 259,638,681, and the number of shares of the registrant’s Class B Common Stock, par value $0.0001 per share outstanding was 146,335,262, as of May 6, 2021.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

The Company makes forward-looking statements in this Quarterly Report on Form 10-Q (this “Report”) and in documents incorporated herein by reference. All statements, other than statements of present or historical fact included in or incorporated by reference in this Report, regarding the Company’s future financial performance, as well as the Company’s strategy, future operations, financial position, estimated revenues, and losses, projected costs, prospects, plans and objectives of management are forward-looking statements. When used in this Report, the words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “will,” “would” the negative of such terms and other similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words. These forward-looking statements are based on management’s current expectations, assumptions, hopes, beliefs, intentions and strategies regarding future events and are based on currently available information as to the outcome and timing of future events. The Company cautions you that these forward-looking statements are subject to all of the risks and uncertainties, most of which are difficult to predict and many of which are beyond the control of the Company, incident to its business.

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

As a result of a number of known and unknown risks and uncertainties, the Company’s actual results or performance may be materially different from those expressed or implied by these forward-looking statements. Some factors that could cause actual results to differ include:

•

any further changes to our financial statements or this Report that may be required due to SEC comments or further guidance regarding the accounting treatment of the Assumed Common Stock Warrants (as defined in Note 2 to the condensed consolidated financial statements in this Report);

•	the effectiveness of the Company’s disclosure controls and procedures and internal control over financial reporting;
•	the Company’s ability to remediate the material weakness in its internal control over financial reporting;
•	the quantitative effects of the restatement of our previously issued consolidated financial statements as of and for the period ended December 31, 2020;
•

delays in or the inability to achieve our technology development objectives, including high volume production of battery cells at commercial size with acceptable performance, yield, and costs for successful commercialization of our technologies;

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

Other risks and uncertainties set forth in this Report, including risk factors discussed in Item 1A under the heading, “Risk Factors”.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

QuantumScape Corporation

Unaudited Condensed Consolidated Balance Sheets

(In Thousands, Except Share and per Share Amounts)

	March 31,	December 31,
	2021	2020
Assets
Current assets
Cash and cash equivalents ($3,381 and $3,406 as of March 31, 2021 and December 31, 2020, respectively, for joint venture)	$762,341	$113,216
Marketable securities	771,101	884,336
Prepaid expenses and other current assets	8,502	11,616
Total current assets	1,541,944	1,009,168
Property and equipment, net	59,533	43,696
Right-of-use lease asset	12,031	11,712
Other assets	2,829	2,193
Total assets	$1,616,337	$1,066,769
Liabilities, redeemable non-controlling interest and stockholders’ equity
Current liabilities
Accounts payable	$9,871	$5,383
Accrued liabilities	4,160	2,701
Accrued compensation	5,355	2,391
Operating lease liability, short-term	1,465	1,220
Strategic premium, short-term	503	655
Total current liabilities	21,354	12,350
Operating lease liability, long-term	11,344	11,244
Assumed common stock warrant liabilities	288,039	689,699
Total liabilities	320,737	713,293
Commitments and contingencies (see Note 8)
Redeemable non-controlling interest	1,694	1,704
Stockholders’ equity
Preferred stock- $0.0001 par value; 100,000,000 shares authorized, none issued and outstanding as of March 31, 2021 and December 31, 2020	—	—
Common stock - $0.0001 par value; 1,250,000,000 shares authorized (1,000,000,000 Class A and 250,000,000 Class B); 233,610,488 Class A and 156,161,849 Class B shares issued and outstanding as of March 31, 2021, 207,769,091 Class A and 156,224,614 Class B shares issued and outstanding as of December 31, 2020	39	36
Additional paid-in-capital	3,346,442	2,329,406
Accumulated other comprehensive (loss) income	143	(31)
Accumulated deficit	(2,052,718)	(1,977,639)
Total stockholders’ equity	1,293,906	351,772
Total liabilities, redeemable non-controlling interest and stockholders’ equity	$1,616,337	$1,066,769

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

QuantumScape Corporation

Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss

(In Thousands, Except Share and per Share Amounts)

	Three Months Ended March 31,
	2021	2020
Operating expenses:
Research and development	$29,465	$13,347
General and administrative	15,210	2,569
Total operating expenses	44,675	15,916
Loss from operations	(44,675)	(15,916)
Other (loss) income:
Interest income	247	538
Change in fair value of assumed common stock warrant liabilities	(30,764)	—
Other income	103	—
Total other (loss) income	(30,414)	538
Net loss	(75,089)	(15,378)
Less: Net loss attributable to non-controlling interest, net of tax of $0 for the three months ended March 31, 2021 and 2020	(10)	(4)
Net loss attributable to common stockholders	$(75,079)	$(15,374)
Net loss	$(75,089)	$(15,378)
Other comprehensive (loss) income:
Unrealized gain on marketable securities	174	315
Total comprehensive loss	(74,915)	(15,063)
Less: Comprehensive loss attributable to non-controlling interest	(10)	(4)
Comprehensive loss attributable to common stockholders	$(74,905)	$(15,059)
Basic and Diluted net loss per share	$(0.20)	$(0.06)
Basic and Diluted weighted-average common shares outstanding	368,783,516	239,792,967

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

QuantumScape Corporation

Unaudited Condensed Consolidated Statements of Redeemable Non-Controlling Interest and Stockholders’ Equity

(In Thousands, Except Share and per Share Amounts)

	Redeemable Non- Controlling	Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Interest	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
Balance as of December 31, 2020	$1,704	363,993,705	$36	$2,329,406	$(1,977,639)	$(31)	$351,772
Exercise of stock option	—	2,884,549	1	879	—	—	880
Shares issued upon vesting of restricted stock units	—	1,444,319	—	—	—	—	—
Exercise of warrants	—	9,489,764	1	541,556	—	—	541,557
Issuance of common stock, net of issuance costs of $15.5 million	—	11,960,000	1	462,925			462,926
Stock-based compensation	—	—	—	11,676	—	—	11,676
Net loss	(10)	—	—	—	(75,079)	—	(75,079)
Unrealized gain on marketable securities	—	—	—	—	—	174	174
Balance as of March 31, 2021	$1,694	389,772,337	$39	$3,346,442	$(2,052,718)	$143	$1,293,906

	Redeemable Non- Controlling	Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Interest	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
Balance as of December 31, 2019	$1,710	239,777,057	$24	$444,440	$(295,862)	$90	$148,692
Exercise of stock option	—	20,109	—	13	—	—	13
Stock-based compensation	—	—	—	2,197	—	—	2,197
Net loss	(4)	—	—	—	(15,374)	—	(15,374)
Unrealized gain on marketable securities	—	—	—	—	—	315	315
Balance as of March 31, 2020	$1,706	239,797,166	$24	$446,650	$(311,236)	$405	$135,843

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

QuantumScape Corporation

Unaudited Condensed Consolidated Statements of Cash Flows

(In Thousands)

	Three Months Ended March 31,
	2021	2020
Operating activities
Net loss	$(75,089)	$(15,378)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,201	1,442
Amortization of right-of-use assets	371	300
Amortization of premiums and accretion of discounts on marketable securities	2,410	(53)
Amortization of strategic premium	(151)	(164)
Gain on property and equipment disposals	(104)	—
Stock-based compensation expense	11,676	2,197
Change in fair value of assumed common stock warrant liabilities	30,764	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	2,479	(165)
Accounts payable, accrued liabilities and accrued compensation	4,252	600
Operating lease liability	(345)	(260)
Net cash used in operating activities	(21,536)	(11,481)
Investing activities
Purchases of property and equipment	(13,269)	(4,934)
Proceeds from disposal of property and equipment	108	—
Proceeds from maturities of marketable securities	111,000	32,000
Net cash provided by investing activities	97,839	27,066
Financing activities
Proceeds from exercise of stock options	880	13
Proceeds from exercise of warrants	109,133	—
Payment of Business Combination share issuance costs	(1,016)	—
Proceeds from issuance of common stock, net of issuance costs paid	463,825	—
Net cash provided by financing activities	572,822	13
Net increase in cash, cash equivalents and restricted cash	649,125	15,598
Cash, cash equivalents and restricted cash at beginning of period	115,409	25,596
Cash, cash equivalents and restricted cash at end of period	$764,534	$41,194
Supplemental disclosure of cash flow information
Purchases of property and equipment, accrued but not paid	$8,944	$1,423
Common stock issuance costs, accrued but not paid	$899	$—
Fair value of assumed common stock warrants exercised	$432,424	$—

The following presents the Company’s cash, cash equivalents and restricted cash by category in the Company’s Unaudited Condensed Consolidated Balance Sheets:

	March 31,
	2021	2020
Cash and cash equivalents	$762,341	$39,001
Other assets	2,193	2,193
Total cash, cash equivalents and restricted cash	$764,534	$41,194

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

QuantumScape Corporation

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2021

Note 1. Organization

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

The Company is focused on the development and commercialization of its solid-state lithium-metal batteries. Planned principal operations have not yet commenced. As of March 31, 2021, the Company has not derived revenue from its principal business activities.

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

Note 2. Summary of Significant Accounting Policies

Basis of Presentation

The Company’s unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) as determined by the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) and pursuant to the regulations of the U.S. Securities and Exchange Commission (“SEC”).

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

Legacy QuantumScape was determined to be the accounting acquirer based on the following predominant factors:

•	Legacy QuantumScape’s shareholders have the largest portion of voting rights in the Company;
•	the Company’s Board of Directors (the “Board”) and management are primarily composed of individuals associated with Legacy QuantumScape; and
•	Legacy QuantumScape was the larger entity based on historical operating activity and Legacy QuantumScape has the larger employee base at the time of the Business Combination.

The consolidated assets, liabilities and results of operations prior to the Reverse Recapitalization are those of Legacy QuantumScape. The shares and corresponding capital amounts and losses per share, prior to the Business Combination, have been retroactively restated based on shares reflecting the Exchange Ratio (as defined below) established in the Business Combination.

Use of Estimates

The preparation of the condensed consolidated financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of commitments and contingencies at the date of the financial statements as well as reported amounts of expenses during the reporting periods. Estimates made by the Company include, but are not limited to, those related to the valuation of common stock prior to the Business Combination, valuation of convertible preferred stock warrants, and valuation of convertible preferred stock tranche liabilities, among others. The Company bases these estimates on historical experience and on various other assumptions that it believes are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying amounts of assets and liabilities that are not readily apparent from other sources. Actual results could differ materially from those estimates.

Unaudited Interim Condensed Consolidated Financial Statements

The accompanying interim condensed consolidated balance sheet as of March 31, 2021, the interim condensed consolidated statements of redeemable non-controlling interest and stockholders’ equity, the interim condensed consolidated statements of operations and comprehensive loss, and the interim condensed consolidated statements of cash flows for the three months ended March 31, 2021 and 2020, are unaudited. The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited annual consolidated financial statements and, in management’s opinion, include all adjustments consisting of only normal recurring adjustments necessary for the fair statement of the Company’s financial position as of March 31, 2021 and its results of operations and cash flows for the three months ended March 31, 2021 and 2020. The financial data and the other financial information disclosed in the notes to these condensed consolidated financial statements related to the three-month periods are also unaudited. The results of operations for the three months ended March 31, 2021 are not necessarily indicative of the results to be expected for the full fiscal year or any other period.

These unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the related notes included in the Company’s audited annual consolidated financial statements for the year ended December 31, 2020 included in the Company's Annual Report on Form 10-K/A (Amendment No. 2) for the year ended December 31, 2020 filed on May 7, 2021 (the “Annual Report”).

Principles of Consolidation

The Company’s policy is to consolidate all entities that it controls by ownership of a majority of the outstanding voting stock. In addition, the Company consolidates entities that meet the definition of a variable interest entity (“VIE”) for which the Company is the related party most closely associated with and is the primary beneficiary. The primary beneficiary is the party who has the power to direct the activities of a VIE that most significantly impact the entity’s economic performance and who has an obligation to absorb losses of the entity or a right to receive benefits from the entity that could potentially be significant to the entity. For consolidated entities that are less than wholly owned, the third party’s holding of an equity interest is presented as redeemable non-controlling interests in the Company’s Condensed Consolidated Balance Sheets and Condensed Consolidated Statements of Redeemable Non-Controlling Interest and Stockholders’ Equity. The portion of net earnings attributable to the redeemable non-controlling interests is presented as net income (loss) attributable to non-controlling interests in the Company’s Condensed Consolidated Statements of Operations and Comprehensive Loss.

The Company was a single-legal entity prior to becoming a partner with Volkswagen in QSV Operations LLC (“QSV”). As noted in the section titled “Joint Venture and Redeemable Non-Controlling Interest” below, the Company determined QSV was a VIE for which it was required to consolidate the operations upon its formation in 2018. The Company continued to consolidate the operations of QSV in 2021 as the determination of the VIE has not changed.

Joint Venture and Redeemable Non-Controlling Interest

On June 18, 2018, QSV was incorporated as a limited liability company. Volkswagen Group of America, Inc. (“VWGoA”), Volkswagen Group of America Investments, LLC (“VGA”) and QuantumScape executed a Joint Venture Agreement (“JVA”), effective September 2018, with the goal of jointly establishing a manufacturing facility in the United States to produce the pilot line of the Company’s product through QSV. In connection with this agreement, the parties also have entered into two operating agreements: (i) the Limited Liability Company Agreement of QSV to govern the respective rights and obligations as Members of QSV and (ii) the Common IP License Agreement for the Company to license certain intellectual property rights pertaining to automotive battery cells as defined in the JVA to VWGoA, VGA and QSV.

Volkswagen is a related party stockholder (13.7% and 13.2% voting interest holder of the Company as of March 31, 2021 and December 31, 2020, respectively). Upon the effectiveness of the JVA, each party contributed $1.7 million in cash to capitalize QSV in exchange for 50% equity interests.

The joint venture is considered a VIE with a related party and therefore the related party whose business is more closely related to the planned operations of the joint venture is required to consolidate the operations.

The Company determined its operations were most closely aligned with the operations of the joint venture and therefore has consolidated the results of QSV’s operations in its Condensed Consolidated Balance Sheets, Condensed Consolidated Statements of Operations and Comprehensive Loss and Condensed Consolidated Statements of Redeemable Non-Controlling Interest and Stockholders’ Equity. QSV had minimal operations through March 31, 2021.

The Company classifies non-controlling interests with redemptions features that are not solely within the control of the Company within temporary equity on the Company’s Condensed Consolidated Balance Sheet in accordance with ASC 480-10-S99-3A, SEC Staff Announcement: Classification and Measurement of Redeemable Securities (“ASC 480-10-S99-3A”). The non-controlling interest was recorded outside of stockholders’ equity because the non-controlling interest provides the holder with put rights in the event of, amongst others, (i) the failure by the Company to meet specified development milestones within certain timeframes, (ii) the parties to the JVA cannot agree to certain commercial terms within certain timeframes, or (iii) a change of control of the Company, which such events are considered not solely within the Company’s control. The Company adjusts redeemable non-controlling interests for the portion of net earnings attributable to the redeemable non-controlling interests.

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to credit risk consist principally of cash and cash equivalents and marketable securities. As of March 31, 2021 and December 31, 2020, approximately $755.8 million and $12.2 million of our total cash and cash equivalents and marketable securities, are held in a U.S. government money market fund, and $771.1 million and $977.3 million are invested in U.S. government and agency securities, respectively. The Company seeks to mitigate its credit risk with respect to cash and cash equivalents and marketable securities by making deposits with large, reputable financial institutions and investing in high credit rated shorter-term instruments.

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

Restricted cash is comprised of $2.2 million, of which $2.0 million is pledged as a form of security for the Company’s lease agreement for its headquarters facility and $0.2 million as collateral for a commercial letter of credit issued to an equipment supplier as of March 31, 2021. As of December 31, 2020, restricted cash was $2.2 million.

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

These debt securities are carried at estimated fair value with unrealized holding gains and losses included in other comprehensive loss in stockholders’ equity until realized. Gains and losses on marketable security transactions are reported on the specific-identification method. Dividend and interest income are recognized when earned.

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

Leases

The Company accounts for its leases under ASC 842, Leases. Under this guidance, lessees classify arrangements meeting the definition of a lease as operating or financing leases, and leases are recorded on the Condensed Consolidated Balance Sheet as both a right-of-use asset and lease liability, calculated by discounting fixed lease payments over the lease term at the rate implicit in the lease or the Company’s incremental borrowing rate. Lease liabilities are increased by interest and reduced by payments each period, and the right of use asset is amortized over the lease term. For operating leases, interest on the lease liability and the amortization of the right-of-use asset result in straight-line rent expense over the lease term. For finance leases, interest on the lease liability and the amortization of the right-of-use asset results in front-loaded expense over the lease term. Variable lease expenses, including common maintenance fees, insurance and property tax, are recorded when incurred.

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

All convertible preferred stock previously classified as temporary equity was retroactively adjusted, converted into Class A and Class B Common Stock, and reclassified to permanent as a result of the Business Combination. Convertible preferred stock converted into shares of Legacy QuantumScape Class A and Class B Common Stock and were immediately exchanged for Class A and Class B Common Stock of the Company, as described in Note 4.

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

For the three months ended March 31, 2021 and 2020, the Company recorded amortization of $0.2 million and $0.2 million, respectively.

Free-Standing Convertible Preferred Stock Warrants Liability

Free-standing warrants issued by Legacy QuantumScape for the purchase of shares of its convertible preferred stock were classified as liabilities on the accompanying balance sheets at fair value using an Option-Pricing Model (“OPM”). Prior to the Business Combination, the liability recorded was adjusted for changes in the fair value at each reporting date and recorded as interest expense in the accompanying Condensed Consolidated Statements of Operations and Comprehensive Loss. As a result of the Business Combination, the Legacy QuantumScape warrants each converted into a warrant to purchase shares of the Company’s Class A Common Stock converted at the Exchange Ratio (as described below). The Company determined the warrants to be equity classified and the fair value of the warrants upon consummation of the Business Combination, as adjusted based on the price of the underlying Class A Common Stock, was reclassified to additional paid-in capital.

Assumed Common Stock Warrants Liability

The Company assumed 11,499,989 public warrants (the “Public Warrants”) and 6,650,000 private placement warrants (the “Private Placement Warrants”, and the Public Warrants together with the Private Placement Warrants, the “Assumed Common Stock Warrants”) upon the Business Combination, all of which were issued in connection with Kensington’s initial public offering (other than 75,000 Private Placement Warrants of which that were issued in connection with the closing of the Business Combination, which are referred to as the Working Capital Warrants) and entitle each holder to purchase one share of Class A Common Stock at an exercise price of at $11.50 per share. As of March 31, 2021, 2,010,225 Public Warrants and 6,650,000 Private Placement Warrants are outstanding. The Public Warrants are publicly traded and are exercisable for cash unless certain conditions occur, such as the failure to have an effective registration statement related to the shares issuable upon exercise or redemption by the Company under certain conditions, at which time the warrants may be cashless exercised. The Private Placement Warrants are transferable, assignable or salable in certain limited exceptions. The Private Placement Warrants are exercisable for cash or on a cashless basis, at the holder’s option, and are non-redeemable so long as they are held by the initial purchasers or their permitted transferees. If the Private Placement Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Placement Warrants will cease to be Private Placement Warrants, and become Public Warrants and be redeemable by the Company and exercisable by such holders on the same basis as the other Public Warrants.

The Company evaluated the Assumed Common Stock Warrants under ASC 815-40, Derivatives and Hedging—Contracts in Entity’s Own Equity (“ASC 815-40”), and concluded they do not meet the criteria to be classified in stockholders’ equity. Specifically, the exercise of the Assumed Common Stock Warrants may be settled in cash upon the occurrence of a tender offer or exchange that involves 50% or more of our Class A stockholders. Because not all of the voting stockholders need to participate in such tender offer or exchange to trigger the potential cash settlement and the Company does not control the occurrence of such an event, the Company concluded that the Assumed Common Stock Warrants do not meet the conditions to be classified in equity. Since the Assumed Common Stock Warrants meet the definition of a derivative under ASC 815, the Company recorded these warrants as liabilities on the Condensed Consolidated Balance Sheets at fair value, with subsequent changes in their respective fair values recognized in the change in fair value of Assumed Common Stock Warrant liabilities within the Consolidated Statement of Operations and Comprehensive Loss at each reporting date. The Public Warrants were publicly traded and thus had an observable market price to estimate fair value, and the Private Placement Warrants were effectively valued similar to the Public Warrants, as described in Note 5.

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

Given the lack of public market for the Company’s common stock prior to the Business Combination and the Company’s minimal history as a public company subsequent to the Business Combination, the estimate for volatility is based on an average of the historical volatilities of the common stock of several entities with characteristics similar to those of the Company. Since these comparable companies operate in the same industry segment, the Company expects that it would share similar characteristics, such as risks profiles, volatility, capital intensity, clientele, and market growth patterns and drivers.

The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods corresponding with the expected life of the option.

The Company estimates the fair value of restricted stock units based on the closing price of the Company’s common stock on the date of grant.

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

The Company has no provision for income taxes for the three months ended March 31, 2021 and 2020. The Company has no current tax expense from losses and no deferred expense from the valuation allowance. The Company’s effective tax rate differs from the U.S. statutory rate primarily due a valuation allowance against its net deferred tax assets as it more likely than not that some or all of the deferred tax assets will not be realized.

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

Note 3. Recent Accounting Pronouncements

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which is intended to simplify various aspects related to accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in ASC 740 and also clarifies and amends existing guidance to improve consistent application. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020, with early adoption permitted. The Company adopted this guidance in the three months ended March 31, 2021. The adoption of this guidance did not have a material impact on its consolidated financial statements and related disclosures for the three months ended March 31, 2021.

In August 2020, the FASB issued ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, which simplifies accounting for convertible instruments by removing major separation models required under current U.S. GAAP. The ASU removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception and it also simplifies the diluted earnings per share calculation in certain areas. The ASU is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2021 and adoption must be as of the beginning of the Company’s annual fiscal year. The Company is currently evaluating the impact of this standard on its consolidated financial statements and related disclosures.

Note 4. Business Combination

As described in Note 1, on November 25, 2020, the Company consummated the Business Combination Agreement dated September 2, 2020, with Legacy QuantumScape surviving the merger as a wholly owned subsidiary of the Company.

At the effective time of the Merger (the “Effective Time”), and subject to the terms and conditions of the Business Combination Agreement, each share of Legacy QuantumScape Class A Common Stock, par value $0.0001 per share, and each share of the Legacy QuantumScape Preferred Stock that was convertible into a share of Legacy QuantumScape Class A Common Stock, was canceled and converted into the right to receive the number of shares of the Company’s Class A Common Stock, $0.0001 par value per share  equal to 4.02175014920 (the “Exchange Ratio”), and each share of Legacy QuantumScape Class B Common Stock, par value $0.0001 per share, and each share of the Legacy QuantumScape Preferred Stock that was convertible into a share of Legacy QuantumScape Class B Common Stock was canceled and converted into the right to receive the number of shares of the Company’s Class B Common Stock, $0.0001 par value per share equal to the Exchange Ratio.

Upon the closing of the Business Combination (the “Closing”), the Company's certificate of incorporation was amended and restated to, among other things, increase the total number of authorized shares of all classes of capital stock to 1,350,000,000 shares, $0.0001 par value per share, of which, 1,000,000,000 shares are designated as Class A Common Stock, 250,000,000 shares are designated as Class B Common Stock, and 100,000,000 shares are designated as Preferred Stock. The holder of each share of Class A Common Stock is entitled to one vote, and the holder of each share of Class B Common Stock is entitled to ten votes.

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

Note 5. Fair Value Measurement

The Company’s financial assets and liabilities subject to fair value measurements on a recurring basis and the level of inputs used for such measurements were as follows (amounts in thousands):

	Fair Value Measured as of March 31, 2021
	Level 1	Level 2	Level 3	Total
Assets included in:
Money market fund(1)	$755,825	$—	$—	$755,825
Marketable securities(2)	—	771,101	—	771,101
Total fair value	$755,825	$771,101	$—	$1,526,926
Liabilities included in:
Assumed common stock warrants (Public)	$66,860	$—	$—	$66,860
Assumed common stock warrants (Private Placement)	—	221,179	—	221,179
Total fair value	$66,860	$221,179	$—	$288,039

	Fair Value Measured as of December 31, 2020
	Level 1	Level 2	Level 3	Total
Assets included in:
Money market fund(1)	$12,235	$—	$—	$12,235
Marketable securities(2)	—	977,326	—	977,326
Total fair value	$12,235	$977,326	$—	$989,561
Liabilities included in:
Assumed common stock warrants (Public)	$436,999	$—	$—	$436,999
Assumed common stock warrants (Private Placement)	—	252,700	—	252,700
Total fair value	$436,999	$252,700	$—	$689,699

(1)	Money market funds are included in cash and cash equivalents on the Condensed Consolidated Balance Sheet.
(2)

As of December 31, 2020, marketable securities with original maturities of three months or less of $105.2 million, are included in cash and cash equivalents on the Condensed Consolidated Balance Sheet. As of March 31, 2021, there were no marketable securities with original maturities of three months or less included in cash and cash equivalents on the Condensed Consolidated Balance Sheet.

The Company performs routine procedures such as comparing prices obtained from independent sources to ensure that appropriate fair values are recorded. Because the transfer of Private Placement Warrants to anyone outside of certain permitted transferees of Kensington Capital Sponsor LLC (the “Sponsor”). would result in the Private Placement Warrants having substantially the same terms as the Public Warrants, the Company determined that the fair value of each Private Placement Warrant is consistent with that of a Public Warrant. Accordingly, the Private Placement Warrants are classified as Level 2 financial instruments.

As of March 31, 2021 and December 31, 2020, the carrying values of cash and cash equivalents, accounts payable and accrued liabilities approximate their respective fair values due to their short-term nature.

Marketable Securities

The following table summarizes, by major security type, the Company’s assets that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy. Amortized cost net of unrealized gain (loss) is equal to fair value as of March 31, 2021 and December 31, 2020. The fair value as of March 31, 2021 and December 31, 2020, are as follows (amounts in thousands):

	March 31, 2021
	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
Level 1 securities
Money market fund	$755,825	$—	$—	$755,825
Level 2 securities
US government securities	770,958	143	—	771,101
Total	$1,526,783	$143	$—	$1,526,926

	December 31, 2020
	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
Level 1 securities
Money market fund	$12,235	$—	$—	$12,235
Level 2 securities
US government securities	977,357	24	(55)	977,326
Total	$989,592	$24	$(55)	$989,561

Any realized gains and losses and interest income are included in interest income.

The Company regularly reviews its available-for-sale marketable securities in an unrealized loss position and evaluates the current expected credit loss by considering factors such as historical experience, market data, issuer-specific factors, and current economic conditions. As of March 31, 2021, no marketable securities were in an unrealized loss position. The aggregate fair value of the 12 marketable securities in unrealized loss position was $419.2 million as of December 31, 2020 and none of the marketable securities in an unrealized loss position have been in the continuous unrealized loss for more than twelve months. The unrealized losses were attributable to changes in interest rates that impacted the value of the investments, and not increased credit risk. Accordingly, the Company did not record an allowance for credit losses associated with these investments.

The estimated amortized cost and fair value of available-for-sale securities by contractual maturity as of March 31, 2021 and December 31, 2020, are as follows (amounts in thousands):

	March 31, 2021		December 31, 2020
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within one year	$1,526,783	$1,526,926	$895,867	$895,830
Due after one year and through five years	—	—	93,725	93,731
Total	$1,526,783	$1,526,926	$989,592	$989,561

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

In connection with the Business Combination, each outstanding and unexercised TCP1 and TPC2 warrant was automatically converted into a warrant to purchase a number of shares of the applicable class of common stock in accordance with the terms of the Business Combination Agreement. During the year ended December 31, 2020, all outstanding TPC1 and TPC2 warrants were net exercised in exchange for 998,460 shares of Class A Common Stock. There was no change in fair value of the TCP1 or TCP2 warrants during the three months ended March 31, 2020.

Note 6. Property and Equipment

Property and equipment at March 31, 2021 and December 31, 2020, consisted of the following (amounts in thousands):

	March 31	December 31
	2021	2020
Computers and hardware	$836	$624
Furniture and fixtures	12,006	10,099
Lab equipment	43,342	37,051
Leasehold improvements	12,935	12,154
Construction-in-progress	24,596	16,078
	93,715	76,006
Accumulated depreciation and amortization	(34,182)	(32,310)
Property and equipment, net	$59,533	$43,696

Depreciation and amortization expense related to property and equipment was $2.2 million and $1.4 million for the three months ended March 31, 2021 and 2020, respectively.

Note 7. Leases

The Company currently leases its headquarters, certain other warehouse space and certain equipment under leases classified as operating leases through January 2028, including estimated renewals. Fixed rent generally escalates each year and the Company is responsible for a portion of the landlord’s operating expenses such as property tax, insurance and common area maintenance. Under the Company’s headquarter lease, the Company has one 60-month renewal option, which has been included in the calculation of lease liabilities and right of use assets at the adoption date of the lease accounting standard on January 1, 2019, as the exercise of the option was reasonably certain. As the renewal rent has not been negotiated, the Company used an estimated rent rate which approximated the fair market rent at adoption of ASC 842 on January 1, 2019 for the extension period. The Company’s leases do not have any contingent rent payments and do not contain residual value guarantees.

The Company does not have any leases classified as financing leases as of March 31, 2021 and December 31, 2020.

The components of lease related expense are as follows (amounts in thousands):

	Three Months Ended March 31,
Operating leases	2021	2020
Operating lease cost	$596	$536
Variable lease cost	104	104
Operating lease expense	$700	$640

The components of supplemental cash flow information related to leases are as follows (amounts in thousands):

	Three Months Ended March 31,
	2021	2020
Operating cash flows - operating leases	$569	$496
Right-of-use assets obtained in exchange for operating lease liabilities	690	-

	Three Months Ended March 31,
	2021	2020
Weighted-average remaining lease term - operating leases (in years)	6.7	7.8
Weighted-average discount rate - operating leases	6.90%	7.00%

As of March 31, 2021, future minimum payments during the next five years and thereafter are as follows (amounts in thousands):

Fiscal Year	Operating Leases
2021 (remaining nine months)	$1,719
2022	2,355
2023	2,547
2024	2,344
2025	2,318
Thereafter	4,828
Total	16,111
Less present value discount	(3,302)
Operating lease liabilities	$12,809

The Company’s lease agreements do not provide an implicit rate, so the Company used an estimated incremental borrowing rate, which was derived from third-party information available at the time the Company adopted ASC 842, Leases, or at the lease commencement date in determining the present value of lease payments. The rate used is for a secured borrowing of a similar term as the lease.

Note 8. Commitments and Contingencies

From time to time, and in the ordinary course of business, the Company may be subject to certain claims, charges and litigation concerning matters arising in connection with the conduct of the Company’s business activities.

On December 11, 2020, a putative class action lawsuit was filed by a purported Company warrantholder (Index No. 656963/2020 (Sup. Ct. N.Y. Cnty.)) against the Company. The Company removed the case to federal court, Case No. 1:20-cv-10842 (S.D.N.Y.). On March 26, 2021, the plaintiff amended the complaint to drop the class allegations. The amended complaint alleges, among other things, that the plaintiff was entitled to exercise his warrants within 30 days of the Closing and that the proxy statement/prospectus/information statement dated September 21, 2020 and November 12, 2020 is misleading and/or omits material information concerning the exercise of the warrants. The complaint seeks monetary damages for alleged breach of contract, securities law violations, fraud, and negligent misrepresentation.

On December 24, 2020, a lawsuit was filed by three purported Company warrantholders (Index No. 657256/2020 (Sup. Ct. N.Y. Cnty.)) against the Company. The complaint alleges, among other things, that the plaintiffs were entitled to exercise warrants within 30 days of the Closing. The complaint also alleges that the proxy statement/prospectus/information statement dated September 21, 2020 and November 12, 2020 is misleading and/or omits material information concerning the exercise of the warrants. The complaint generally seeks monetary damages for alleged breach of contract.

Between January 5, 2021 and January 8, 2021, three putative class action lawsuits were filed in the Northern District of California by purported purchasers of Company securities against the Company and its Chief Executive Officer or against the Company, certain members of management and the Board, and VGA. Motions to consolidate these three actions and appoint lead plaintiff and counsel have been submitted.

All three complaints allege that the defendants purportedly made false and/or misleading statements and failed to disclose material adverse facts about the Company’s business, operations, and prospects, including information regarding the Company’s battery technology. The complaints allege a purported class that includes persons who purchased or acquired Company securities on certain dates.

Two shareholder derivative suits were also filed in February 2021 against 11 officers and directors of the Company and have been consolidated into one action Case No. 3:21-cv-00989-WHO (N.D. Cal.). The Company is the nominal defendant. The complaints in the derivative action allege that the individual defendants breached various duties to the Company and contains additional similar allegations based on the same general allegations in the class action complaints described immediately above. VGA was also named as a defendant in the derivative litigation.

On February 26, 2021, a former consultant submitted a demand for arbitration to JAMS, claiming that the Company breached an obligation to extend the term of his consulting agreement. The arbitration demand seeks either 804,350 shares of the Company’s common stock or damages equal to the value of such shares.

For many legal matters, particularly those in early stages, the Company cannot reasonably estimate the possible loss (or range of loss), if any. The Company records an accrual for legal matters at the time or times it determines that a loss is both probable and reasonably estimable. Amounts accrued as of March 31, 2021 and December 31, 2020 were not material. Regarding matters for which no accrual has been made (including the potential for losses in excess of amounts accrued), the Company currently believes, based on its own investigations, that any losses (or ranges of losses) that are reasonably possible and estimable will not, in the aggregate, have a material adverse effect on its financial position, results of operations, or cash flows. However, the ultimate outcome of legal proceedings involves judgments, estimates, and inherent uncertainties and cannot be predicted with certainty. Should the ultimate outcome of any legal matter be unfavorable, the Company's business, financial condition, results of operations, or cash flows could be materially and adversely affected. The Company may also incur substantial legal fees, which are expensed as incurred, in defending against legal claims.

Note 9. Assumed Common Stock Warrants

As of March 31, 2021 and December 31, 2020, there are 8,660,225 and 18,149,989 warrants outstanding, respectively.

As part of Kensington’s initial public offering, 11,499,989 Public Warrants were sold. The Public Warrants entitle the holder thereof to purchase one share of Class A Common Stock at a price of $11.50 per share, subject to adjustments. The Public Warrants may be exercised only for a whole number of shares of Class A Common Stock. No fractional shares will be issued upon exercise of the warrants. The Public Warrants will expire at 5:00 p.m. New York City time on November 25, 2025, or earlier upon redemption or liquidation. The Public Warrants are listed on the NYSE under the symbol “QS.WS”.

The Company may redeem the Public Warrants starting July 30, 2021, in whole and not in part, at a price of $0.01 per warrant, so long as the Company provides not less than 30 days’ prior written notice of redemption to each warrantholder, and if, and only if, the reported last sale price of Class A Common Stock equals or exceeds $18.00 per share for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date the Company sends the notice of redemption to the warrantholders.

Simultaneously with Kensington’s initial public offering, Kensington consummated a private placement of 6,575,000 Private Placement Warrants with the Sponsor. Kensington issued an additional 75,000 warrants in connection with the closing of the Business Combination, constituting the Working Capital Warrants. Each Private Placement Warrant and Working Capital Warrant is exercisable for one share of Class A Common Stock at a price of $11.50 per share, subject to adjustment. The Private Placement Warrants and Working Capital Warrants are identical to the Public Warrants, except that:

(1) the Private Placement Warrants and Working Capital Warrants and the shares of Class A Common Stock issuable upon exercise of the Private Placement Warrants and Working Capital Warrants are not transferable, assignable or salable until 30 days after the completion of a Business Combination, subject to certain limited exceptions,

(2) the Private Placement Warrants and Working Capital Warrants are non-redeemable (except as described below) so long as they are held by the Sponsor or its permitted transferees. Commencing September 28, 2021, the Company may redeem the outstanding Public Warrants, Private Placement Warrants and Working Capital Warrants:

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

On February 13, 2021 the Warrant Agreement, dated June 25, 2020, by and between the Company and Continental Stock Transfer & Trust Company, was amended to allow for earlier exercise of the Public Warrants. Prior to the amendment, the Public Warrants were exercisable starting on June 30, 2021.  Following the amendment, the Public Warrants became exercisable starting on March 5, 2021, at which time holders of Public Warrants could begin exercising their right to purchase one share of the Company’s Class A Common Stock for $11.50 for each Public Warrant. All other terms, including the redemption terms, for the Public Warrants remain unchanged; the Company may not redeem Public Warrants before July 30, 2021. The terms for the Private Placement Warrants and Working Capital Warrants remain unchanged.

The Company concluded the Public Warrants and Private Placement Warrants, or Assumed Common Stock Warrants, meet the definition of a derivative under ASC 815 (as described in Note 2) and are recorded as liabilities. Upon consummation of the Business Combination, the fair value of the Assumed Common Stock Warrants was recorded on the Condensed Consolidated Balance Sheet. The fair value of the Assumed Common Stock Warrants was remeasured as of March 31, 2021, resulting in a $30.8 million non-cash change in fair value of Assumed Common Stock Warrant liabilities in the Condensed Consolidated Statements of Operations and Comprehensive Loss.

During the three months ended March 31, 2021, 9,489,764 Public Warrants were exercised for net proceeds of $109.1 million.

Note 10. Stockholders’ Equity

As of March 31, 2020 and December 31, 2020, 1,350,000,000 shares, $0.0001 par value per share are authorized, of which, 1,000,000,000 shares are designated as Class A Common Stock, 250,000,000 shares are designated as Class B Common Stock, and 100,000,000 shares are designated as Preferred Stock.

Common Stock

Holders of the common stock are entitled to dividends when, as, and if, declared by the Board, subject to the rights of the holders of all classes of stock outstanding having priority rights to dividends. As of March 31, 2021, the Company had not declared any dividends. The holder of each share of Class A Common Stock is entitled to one vote, and the holder of each share of Class B Common Stock is entitled to ten votes.

In March 2021, the Company completed an underwritten public offering of shares of its Class A Common Stock and issued 11,960,000 shares for an aggregate purchase price of $462.9 million, net of issuance costs of $15.5 million (the “March 2021 Public Offering”).

Legacy QuantumScape Series F Convertible Preferred Stock

In May 2020 and September 2020, Legacy QuantumScape and VGA entered into a Series F Preferred Stock Purchase Agreement and related agreements and amendments thereto, and in August 2020, Legacy QuantumScape and several new and existing investors entered into Series F Preferred Stock Purchase Agreements and related agreements thereto, pursuant to which Legacy QuantumScape agreed to sell, and VGA and other investors agreed to purchase, up to an aggregate 14,684,843  shares of Legacy QuantumScape Series F Preferred Stock at $26.4218 per share for an aggregate purchase price of $388 million (together with the Series F Closing Agreement below, the “Series F Preferred Stock Purchase Agreements”). The Series F Preferred Stock Purchase Agreement with VGA, as amended, contains provisions pursuant to which, if the relevant closing of such Series F Preferred Stock Purchase Agreement (in whole or in part) occurred only after effectiveness of the Business Combination, VGA agreed to purchase, and Kensington agreed to issue, instead of the relevant number of shares of Legacy QuantumScape Series F Preferred Stock to be purchased at such closing, such number of shares of Class A Common Stock as would have been issued in the Business Combination in exchange for such shares of Legacy QuantumScape Series F Preferred Stock if they had been outstanding prior to the Business Combination.

Pursuant to the terms of the Series F Preferred Stock Purchase Agreements Legacy QuantumScape issued 7,115,335 shares of Series F Preferred Stock for an aggregate purchase price of $188.0 million, net of issuance costs of $11.5 million, concurrent with the closing of the Business Combination, and the Company issued 15,221,334 shares of Class A Common Stock to VGA for $100.0 million on December 1, 2020. On March 30, 2021, the Company, Legacy QuantumScape, and VGA entered into a Series F Closing Agreement for the Company to issue to VGA an additional 15,221,334 shares of Class A Common Stock (the “Second Closing VGA Shares”) for $100.0 million based on the Company’s achievement of the specified technical milestone. This represents the second and final closing pursuant to the Series F Preferred Stock Purchase Agreements. The required technical milestone was completed as of March 31, 2021 and we received the $100 million in financing subsequent to quarter-end upon the date of expiration of the Hart-Scott-Rodino Antitrust Improvements Act (“HSR”) waiting period. Refer to Note 13 for additional information.

The Company concluded that the firm commitment to issue the tranche shares to VGA and the other investors met the definition of a freestanding financial instrument (as described in Note 5). Prior to the Business Combination, as the underlying convertible preferred shares of the outstanding tranche liabilities were redeemable outside the control of the Company, the fair value of the tranche liabilities was reported on the Legacy QuantumScape’s balance sheets as a long-term liability, and the change in fair value was recorded in other expense in the Condensed Consolidated Statements of Operations and Comprehensive Loss during the year ended December 31, 2020. Upon consummation of the Business Combination, the tranche liabilities were reclassified to additional paid-in capital. Therefore, there was no further adjustment to the fair value of the liability in the three months ended March 31, 2021. The tranche liability was not outstanding for the three months ended March 31, 2020.

Equity Incentive Plans

Prior to the Business Combination, the Company maintained its 2010 Equity Incentive Plan (the “2010 Plan”), under which the Company granted options and restricted share units to purchase or directly issue shares of common stock to employees, directors, and non-employees.

Upon the Closing, awards under the 2010 Plan were converted at the Exchange Ratio and assumed into the 2020 Equity Incentive Award Plan (the “2020 Plan”, and together with the 2010 Plan, the “Plans”). The 2020 Plan permits the granting of awards in the form of incentive stock options, nonqualified stock options, stock appreciation rights, restricted shares, restricted share units and performance awards to employees, directors, and non-employees.

As of March 31, 2021, 41,500,000 shares of Class A Common Stock are authorized for issuance pursuant to awards under the 2020 Plan, plus any shares of Class A Common Stock subject to stock options, restricted stock units or other awards that were assumed in the Business Combination and terminate as a result of being unexercised or are forfeited or repurchased by the Company, with the maximum number of shares to be added to the 2020 Plan equal to 69,846,580 shares of Class A Common Stock.

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

Stock Options

Stock option activity under the Plans during the three months ended March 31, 2021 is as follows:

	Number of Shares Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Intrinsic value (in thousands)
Balance as of December 31, 2020	55,316,336	$1.62	5.77
Cancelled and forfeited	(366,724)	2.34	—
Exercised	(2,884,549)	0.30	—
Balance as of March 31, 2021	52,065,063	$1.69	5.77	$2,242,170
Vested and exercisable -March 31, 2021	41,102,851	$1.26	5.04	$1,787,418

There were no options granted during the three months ended March 31, 2021 or March 31, 2020.

The aggregate intrinsic value of options exercised during the three months ended March 31, 2021 and 2020 was $130.6 million and $0.03 million, respectively.

Additional information regarding options outstanding at March 31, 2021, is as follows:

Range of Exercise Price per Share	Number of Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
$0.11 - $0.64	7,910,607	$0.49	1.73
$1.05 - $1.35	27,952,167	1.25	5.34
$2.38	13,515,675	2.38	8.32
$6.23	2,686,614	6.23	9.43
	52,065,063	$1.69	5.77

Stock-based compensation expense is based on the grant-date fair value. The Company recognizes compensation expense for all stock-based awards on a straight-line basis over the requisite service period of the awards, which is generally the option vesting term of four years.

As of March 31, 2021, the Company had stock-based compensation of $18.8 million related to unvested stock options not yet recognized that are expected to be recognized over an estimated weighted average period of 3.0 years.

Restricted Stock Units

Restricted stock unit activity under the Plans are as follows:

	Number of Restricted Stock Units	Weighted Average grant date fair value
Balance as of December 31, 2020	13,913,076	$8.94
Granted	351,584	46.89
Vested	(2,014,071)	4.83
Forfeited	(347,189)	6.62
Balance as of March 31, 2021	11,903,400	$10.83

The fair value of restricted stock units which vested during the three months ended March 31, 2021 was $110.0 million. Of the restricted stock units that vested during the three months ended March 31, 2021, 569,752 shares were not issued as of March 31, 2021. These shares will be issued upon receipt of HSR clearance. No restricted stock units vested during the three months ended March 31, 2020. There were no restricted stock units granted prior to August 2020.

As of March 31, 2021, unrecognized compensation costs related to restricted stock units granted were $122.0 million and are expected to be recognized over a weighted average period of 3.3 years.

Total stock-based compensation expense recognized in the accompanying Condensed Consolidated Statements of Operations and Comprehensive Loss for all equity awards is as follows (amounts in thousands):

	Three Months Ended March 31,
	2021	2020
Research and development	$6,367	$1,356
General and administrative	5,309	841
Total stock-based compensation expense	$11,676	$2,197

Note 11. Earnings (Loss) Per Share

Basic and diluted earnings per share are the same for each class of common stock because they are entitled to the same liquidation and dividend rights. The following table sets forth the computation of basic and diluted loss per Class A Common Stock and Class B Common Stock (amounts in thousands, except share and per share amounts):

	Three Months Ended March 31,
	2021	2020
Numerator:
Net loss attributable to common stockholders	$(75,079)	$(15,374)
Denominator:
Weighted average Class A and Class B common shares outstanding - Basic and Diluted	368,783,516	239,792,967
Net loss per share attributable to Class A and Class B Common stockholders - Basic and Diluted	$(0.20)	$(0.06)

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

The following table presents the potential common stock outstanding that was excluded from the computation of diluted net loss per share of common stock as of the periods presented because including them would have been antidilutive:

	Three Months Ended March 31,
	2021	2020
Warrants	8,660,225	1,022,740
Options outstanding	52,065,063	55,264,709
Restricted stock units (1)	12,473,152	—
VGA contingent purchase commitment (2)	15,221,334	—
Total	88,419,774	56,287,449

(1)	Restricted stock units include 569,752 shares vested but not issued, subject to HSR clearance as of March 31, 2021.
(2)

This refers to VGA’s commitment to purchase the Second Closing VGA Shares subject to certain conditions including the achievement of an agreed technical milestone on or before March 31, 2021 and the expiration or early termination of the waiting period under HSR. See Note 9 and Note 13 for more information.

Note 12. Joint Venture and Redeemable Non-Controlling Interest

As described in Note 2, on September 11, 2018, the Company entered into a JVA with VWGoA and VGA and formed QSV. The Company determined the entity was a VIE with a related party, and the Company’s operations were more closely associated with QSV. As such, the Company consolidates QSV for financial reporting purposes, and a non-controlling interest is recorded for VGA’s interest in the net assets and operations of QSV’s operations to the extent of the VGA investment. The Company’s Condensed Consolidated Balance Sheet includes $3.4 million cash and cash equivalents and less than $0.1 million of prepaid expenses of QSV as of March 31, 2021 and December 31, 2020. Although the Company has consolidated the net assets of QSV, it has no right to the use of those assets for its standalone operations.

The following table sets forth the change in redeemable non-controlling interest for years ended three months ended March 31, 2021 and 2020 (amounts in thousands):

Redeemable Non-Controlling Interest
Balance as of December 31, 2020	$1,704
Net loss attributable to redeemable non-controlling interest in QSV	(10)
Balance as of March 31, 2021	$1,694

Redeemable Non-Controlling Interest
Balance as of December 31, 2019	$1,710
Net loss attributable to redeemable non-controlling interest in QSV	(4)
Balance as of March 31, 2020	$1,706

On May 14, 2020, the Company amended the JVA and other related agreements regarding QSV in connection with VGA’s investment of $200.0 million in the Company’s Series F convertible preferred stock as described in Note 9. The Company determined the amendments represented a reconsideration event and determined that QSV is still a variable interest entity. As the significance and nature of the business of QSV continues to be more aligned with the core business of the Company and the Company continues to absorb a majority of the variability associated with QSV’s anticipated economic performance, the Company continues to be the related party most closely associated with QSV.

In September 2020, the Company entered into an agreement with VWGoA under which the Company agreed to reserve $134.0 million from the aggregate proceeds of the Series F Preferred Stock financings and the Business Combination to fund its expected equity contributions to QSV, which amounts are included in cash and cash equivalents in the accompanying Condensed Consolidated Balance Sheet as of March 31, 2021.

Note 13. Subsequent Events

Lease Agreement

On April 2, 2021, Legacy QuantumScape entered into a lease agreement for premises consisting of approximately 197,000 rentable square feet of space located in San Jose, California. Legacy QuantumScape’s obligations under the lease are guaranteed by the Company. The lease expires on September 30, 2032, unless earlier terminated in accordance with the lease agreement. Legacy QuantumScape will pay monthly base rent over the term of the lease of between approximately $400,000 and $530,000 and the Company will receive approximately ten (10) months of abated monthly base rent during the first two (2) years of the lease term.

Second Closing VGA Shares

On April 28, 2021, the HSR waiting period for the Second Closing VGA Shares expired. Pursuant to the terms of the Series F Preferred Stock Purchase Agreements, VGA funded the additional $100 million for the Second Tranche VGA Shares.

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

The following discussion and analysis should be read in conjunction with our unaudited condensed consolidated financial statement the related notes appearing elsewhere in this Report. This discussion may contain forward-looking statements based upon current expectations that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth in the section titled “Risk Factors” as set forth in this Report. Unless the context otherwise requires, references in this section to “Legacy QuantumScape”, “the Company”, “we”, “us” and “our” refer to the business and operations of Legacy QuantumScape and its consolidated subsidiaries prior to the Business Combination and to QuantumScape Corporation and its consolidated subsidiaries, following the Closing.

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

We are a development stage company with no revenue to date, have incurred a net loss of approximately $75.1 million for the three months ended March 31, 2021 and an accumulated deficit of approximately $2,052.8 million from our inception through March 31, 2021.

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

Our research and development currently includes programs for the following areas:

•

Multi-layering. To date, we have only produced single-layer solid-state cells at the commercially relevant size (70x85mm) and four-layer cells at a smaller size (30x30mm). In order to produce commercially-viable solid-state battery cells, we must produce battery cells which may require from several dozen to over one hundred layers, depending on our customers’ requirements. We will need to overcome the developmental challenges to stack these layers and implement the appropriate cell design for our solid-state battery cell.

•

Improved yields and throughput. We are focused on improving the yields (useful output) of both our solid-state separators and our battery cells. We are automating our manufacturing process and purchasing larger-scale manufacturing equipment. We will need to substantially improve our manufacturing processes to increase yield and throughput to achieve the cost, performance and volume levels required for commercial shipments.

•

Continued improvement in the solid-state separator. We are working to improve the reliability and performance of our solid-state separator, including decreasing the thickness. We have selected a method of continuous processing found at scale in both the battery and ceramic industries and are working on continuous improvement of this process. In addition, we are investigating alternative processing methods that may further increase the capital efficiency of this manufacturing process.

•

Continued improvement of the cathode. Our cathodes use a conventional cathode active material such as NMC along with a gel made of an organic polymer and organic liquid catholyte. We plan to benefit from industry cathode chemistry improvements and/or cost reduction, which in the future may include use of other cathode active materials, including NCA and cobalt-free compositions. We have an ongoing research and development investigation into inorganic catholyte that could replace the organic gel made of an organic polymer and organic liquid currently used. Our solid-state separator platform is being designed to enable some of the most promising next-generation cathode technologies, including high voltage or high capacity cathode active materials, which when combined with a lithium-metal anode, may further increase cell energy densities.

Our team of over 300 scientists, engineers, technicians, and other staff is highly motivated and committed to solving these challenges ahead. However, any delays in the completion of these tasks will require additional cash use and delay market entry. As we grow our team, the size of our engineering pilot line and our materials consumption, our rate of cash utilization will also increase significantly.

Process Development

Our architecture depends on our proprietary solid-state ceramic separator which we will manufacture ourselves. Though our separator’s design is unique, its manufacturing relies on well-established, high-volume production processes currently deployed globally in other industries at large scale.

The solid-state separator is being designed to enable our ‘anode-free’ architecture. As manufactured, our solid-state battery cell has no anode; the lithium-metal anode is formed during the first charge of the cell; 100% of the lithium that forms the anode comes from the cathode material we purchase. Eliminating the anode bill of materials and associated manufacturing costs found in conventional lithium-ion cells could result in a meaningful cost of goods sold advantage for us. In addition, our solid-state battery cell is being designed to reduce the time and capital-intensity of the formation process step as compared to conventional lithium-ion manufacturing.

We are focused on both the continued expansion of the throughput and capability of our San Jose, California engineering line and QS-0 as well as the planning and execution of QS-1 for our first commercial manufacturing facility.

Continued expansion of the throughput and capability of our San Jose engineering line and QS-0 serves two purposes. First, the engineering line and QS-0 are intended to provide a sufficient quantity of solid-state separators and cells for internal development and for customer sampling. And second, our San Jose engineering line and QS-0 are intended to provide the basis for continued manufacturing process development and help inform tool selection and specifications for equipment for QS-1. Delays in the successful buildout of our San Jose engineering line and QS-0 may impact both our development and QS-1 timelines.

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

Commercialization and Market Focus

As noted above, we will continue developing our battery technology with the goal of enabling customer prototype sampling in 2022, samples for use in test cars by 2023, and commercialization beginning in 2024 to 2025. We have validated the performance capabilities of our solid-state separator and battery technology in single-layer solid-state cells at the commercially relevant size (70x85mm) and four-layer solid-state battery cells at a smaller size (30x30mm); and are now working to develop multi-layer cells at the commercially relevant size, aiming first for 4 layers and then for 8 to 10 layers by year end, to continue improving yield and performance and to optimize all components of the cell. We will continue to work to further develop and validate the volume manufacturing processes to enable high volume manufacturing and minimize manufacturing costs. The funds available to us will enable us to expand and accelerate research and development activities and undertake additional initiatives. Finally, we will continue to use and expand on our engineering line in San Jose to prepare for high volume manufacturing and plan our first commercial production QS-1 through our joint venture partnership with Volkswagen, including the recently announced planned expansion into our QS-0 facility.

QS-1 will be built and run by QSV, the joint venture between us and Volkswagen and QS-1 Expansion would represent a small fraction of Volkswagen’s demand for batteries and implies vehicle volumes under 2.4% of Volkswagen’s total production in 2020, assuming a 100kWh battery pack size. Our goal is to significantly expand the production capacity of the joint venture, in partnership with Volkswagen, to meet more of their projected demand. While we expect Volkswagen will be the first to commercialize vehicles using our battery technology, we intend to work closely with other automotive original equipment manufacturers (“OEMs”) to make our solid-state battery cells widely available over time. We are focused on automotive EV applications, which have the most stringent set of requirements for batteries. However, we recognize that our solid-state battery technology has applicability in other large and growing markets including stationary storage and consumer electronics such as smartphones and wearables.

We believe that our technology enables a variety of business models. In addition to joint ventures, such as the one with Volkswagen, we may operate solely-owned manufacturing facilities or license technology to other manufacturers. Where appropriate, we may build and sell separators rather than complete battery cells. We intend to continue to invest in research and development to improve battery cell performance, improve manufacturing processes, and reduce cost.

Access to Capital

Following the Business Combination, the March 2021 Public Offering, and assuming we experience no significant delays in the research and development of our solid-state battery cells, we believe that our cash resources are sufficient to fund our initial start of production, to build the larger version of QS-0, to fund QS-0 operating expenses, and to fund all but an estimated $100-200 million of our share of the equity portion of the joint venture’s costs of building the QS-1 Expansion, net of debt intended to be incurred by the joint venture. However, any delays could materially impact us.

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

Basis of Presentation

We currently conduct our business through one operating segment. As a pre-revenue company with no commercial operations, our activities to date have been limited and were conducted primarily in the United States. Our historical results are reported under U.S. GAAP and in U.S. dollars. Upon commencement of commercial operations, we expect to expand our global operations substantially, including in the United States and the European Union, and as a result we expect our future results to be sensitive to foreign currency transaction and translation risks and other financial risks that are not reflected in our historical financial statements. As a result, we expect that the financial results we report for periods after we begin commercial operations will not be comparable to the financial results included in this Report.

Components of Results of Operations

We are a research and development stage company and our historical results may not be indicative of our future results for reasons that may be difficult to anticipate. Accordingly, the drivers of our future financial results, as well as the components of such results, may not be comparable to our historical or projected results of operations.

Research and Development Expense

To date, our research and development expenses have consisted primarily of personnel-related expenses for scientists, experienced engineers and technicians as well as costs associated with the expansion and ramp up of our engineering facility in San Jose, including the material and supplies to support the product development and process engineering efforts. As we ramp up our engineering operations to complete the development of our solid-state, lithium-metal batteries and required process engineering to meet automotive cost targets, we anticipate that research and development expenses will increase significantly for the foreseeable future as we expand our hiring of scientists, engineers, and technicians and continue to invest in additional plant and equipment for product development (e.g. multi-layer cell stacking, packaging engineering), building prototypes, and testing of battery cells as our team works to meet the full set of automotive product requirements.

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

Other Income (Expense)

Our other income (expense) consists primarily of interest income from marketable securities and sublease income.

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

Results of Operations

Comparison of the Three Months Ended March 31, 2021 to the Three Months Ended March 31, 2020

The following table sets forth our historical operating results for the periods indicated (amounts in thousands):

	Three Months Ended March 31,		$	%
	2021	2020	Change	Change
Operating expenses:
Research and development	$29,465	$13,347	$16,118	121%
General and administrative	15,210	2,569	12,641	492%
Total operating expenses	44,675	15,916	28,759	45%
Loss from operations	(44,675)	(15,916)	(28,759)	45%
Other income:
Interest income	247	538	(291)	(54)%
Change in fair value of assumed common stock warrant liabilities	(30,764)	—	(30,764)	100%
Other income	103	—	103	100%
Total other income:	(30,414)	538	(30,952)	(5753)%
Net loss	(75,089)	(15,378)	(59,711)	388%
Less: Net (loss) income attributable to non-controlling interest	(10)	(4)	(6)	150%
Net loss attributable to common stockholders	$(75,079)	$(15,374)	$(59,705)	388%

Research and Development

The increase in research and development expense primarily resulted from the $7.1 million increase in personnel cost due to the growth in research and development headcount to support technology development, an increase of $1.5  million in material supplies to support the increase of research and development cell builds in our commercial form factor, an increase of $0.8 million related to depreciation and amortization and a $1.8 million increase in facility, professional fees and outside services related to the growth in research and development. These costs were partially offset by a decrease in travel related expenditures. Additionally, non-cash stock-based compensation expense increased by $5.0 million from $1.4 million for the three months ended March 31, 2020 to $6.4 million for the three months ended March 31, 2021 primarily due to the effect of restricted stock unit (“RSU”) grants in the second half of fiscal 2020 and RSUs granted during the three months ended March 31, 2021.

General and Administrative

The increase in general and administrative expenses is due in part to the increase of $4.5 million for stock-based compensation in the three months ended March 31, 2021 for employees and director grants in 2020 and RSUs granted during the three months ended March 31, 2021. Additionally, professional fees and other corporate overhead expenses increased by $3.0 million due to costs associated with business growth, personnel costs increased by $2.8 million due to the headcount increase to support business growth and director and officer insurance expenses increased by $1.8 million.

Interest Income

The decrease in interest income was due to lower interest rate on cash investments.

Change in Fair value of Assumed Common Stock Warrant Liability

The change in fair value of Assumed Common Stock Warrant liabilities was due to the change in the estimated fair value of the Public and Private Placement Warrants.

As of March 31, 2021, we had 2,010,225 Public Warrants and 6,650,000 Private Placement Warrants outstanding.

Other Income

Other income for the three months ended March 31, 2021 primarily consisted of a gain on the disposal of fixed assets, as compared to other income for the year ended March 31, 2020 which was related to sublease income.

Liquidity and Capital Resources

As of March 31, 2021 and December 31, 2020, our principal sources of liquidity were our cash and cash equivalents and marketable securities in the amount of $1.5 billion and $997.6 million, respectively. Our cash equivalents are invested in U.S. Treasury money market funds and short-term U.S. Treasury notes and bonds. Our marketable securities are primarily invested in U.S. Treasury notes and bonds.

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

Prior to the Business Combination, we financed our operations primarily from the sales of redeemable convertible preferred stock. In connection with the Business Combination, we received net cash proceeds of approximately $676.9 million. Additionally, after the Business Combination, we received proceeds from the Series F Preferred Stock Purchase Agreements.

In March 2021, the Company completed the March 2021 Public Offering for aggregate net cash proceeds of $463.8 million.

We believe that our cash on hand will be sufficient to meet our working capital and capital expenditure requirements for a period of at least twelve months from the date of this Report, and is also sufficient to build the larger version of QS-0, fund QS-0 operating expenses, fund all but an estimated $100-200 million of our share of the equity portion of the joint venture’s costs of building the QS-1 Expansion, net of debt intended to be incurred by the joint venture, and fund our operations until we initially commence production of the pilot line solid-state battery through the first commercial sales, assuming QuantumScape is able to do so as currently contemplated. We may, however, need additional cash resources due to changed business conditions or other developments, including unanticipated delays in negotiations with OEMs and tier-one automotive suppliers or other suppliers, supply chain challenges, disruptions due to the COVID-19 pandemic, competitive pressures, and regulatory developments, among other developments. To the extent that our current resources are insufficient to satisfy our cash requirements, we may need to seek additional equity or debt financing. If the financing is not available, or if the terms of financing are less desirable than we expect, we may be forced to decrease our level of investment in product development or scale back our operations, which could have an adverse impact on our business and financial prospects.

Cash Flows

The following table provides a summary of our cash flow data for the periods indicated (amounts in thousands):

	Three Months Ended March 31,
	2021	2020
Net cash used in operating activities	$(21,536)	$(11,481)
Net cash provided by investing activities	97,839	27,066
Net cash provided by financing activities	572,822	13

Cash Used in Operating Activities

Our cash flows used in operating activities to date have been primarily comprised of payroll, material and supplies, facilities expense, and professional service related to research and development and general and administrative activities. As we continue to ramp up hiring for technical headcount to accelerate our engineering efforts ahead of starting the pilot line operations, we expect our cash used in operating activities to increase significantly before we start to generate any material cash flows from our business.

The most significant component of our cash used during the three months ended March 31, 2021 was a net loss of $75.1 million, which included non-cash expenses of $30.8 million related to the change in fair value of Assumed Common Stock Warrant liabilities, $11.7 million related to stock-based compensation and $2.2 million related to depreciation and amortization.

The most significant component of cash used during the three months ended March 31, 2020 was a net loss of $15.4 million, which included non-cash expenses of $2.2 million related to stock-based compensation and $1.4 million related to depreciation and amortization.

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

Proceeds from the maturities of marketable securities increased to $111.0 million for the three months ended March 31, 2021, as compared to $32.0 million for the three months ended March 31, 2020 due to the timing of the maturity of securities. Cash used for property and equipment purchases in the three months ended March 31, 2021 was $13.3 million, a significant increase over the $4.9 million of cash used for equipment purchases in the three months ended March 31, 2020.

Cash Flows from Financing Activities

The increase in cash provided by financing activities is due to $463.8 million in net proceeds received from the March 2021 Public Offering, $109.1 million received from the exercise of Public Warrants, and approximately $0.9 million received from the exercise of stock options during the three months ended March 31, 2021.

Cash received from financing activities during the three months ended March 31, 2020 is related to proceeds received from the exercise of stock options.

Off-Balance Sheet Arrangements

QuantumScape is not a party to any off-balance sheet arrangements, as defined under SEC rules.

Critical Accounting Policies and Estimates

Our financial statements have been prepared in accordance with U.S. GAAP. In the preparation of these condensed consolidated financial statements, we are required to use judgment in making estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the financial statements, as well as the reported expenses incurred during the reporting periods.

We consider an accounting judgment, estimate or assumption to be critical when (1) the estimate or assumption is complex in nature or requires a high degree of judgment and (2) the use of different judgments, estimates and assumptions could have a material impact on the consolidated financial statements. Our significant accounting policies are described in Note 2 to our condensed consolidated financial statements included elsewhere in this Report. Our critical accounting policies and estimates were described in Part II, Item 7, Critical Accounting Policies and Estimates in our Annual Report. There have been no material changes to our critical accounting policies and estimates since our Annual Report.

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

Recent Accounting Pronouncements

See Note 3 to the condensed consolidated financial statements in this Report for more information about recent accounting pronouncements, the timing of their adoption, and our, to the extent it has made one, of their potential impact on our financial condition and its results of operations and cash flows.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

The Company is exposed to a variety of markets and other risks including the effects of change in interest rates, inflation and foreign currency translation and transaction risks as well as risks to the availability of funding sources, hazard events and specific asset risks.

Interest Rate Risk

The market interest risk in our financial instruments and our financial positions represents the potential loss arising from adverse changes in interest rates. As of March 31, 2021, we had cash and cash equivalents and marketable securities of $1,533.4 million, consisting of interest-bearing money market accounts and marketable securities, for which the fair market value would be affected by change in the general level of U.S. interest rates. However, due to the short-term maturities and the low-risk profile of our investments, an immediate 10% change in the interest rate would not have a material effect on the fair market value of our cash and cash equivalents and marketable securities.

Foreign Currency Risk

Our functional currency is the U.S. dollar, while certain of our current and future subsidiaries will be expected to have other functional currencies, reflecting their principal operating markets. Once we commence our pilot line operations, we expect to be exposed to both currency transaction and translation risk. To date, we have not had material exposure to foreign currency fluctuations and have not hedged such exposure, although we may do so in the future.

Item 4. Controls and Procedures.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Report. Based on this evaluation, our chief executive officer and chief financial officer concluded that, due to a material weakness in internal control over financial reporting described in Part II, Item 9A of the Annual Report, our disclosure controls and procedures were not effective as of March 31, 2021.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act), during the three months ended March 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, other than as described below under the caption “Remediation Plan.”

Remediation Plan

We are committed to remediating the material weakness to our internal control over financial reporting. We studied and clarified our understanding of the accounting of contracts that may be settled in the Company’s own common stock, such as warrants, as equity of the entity or as an asset or liability as highlighted in the public statement issued by the staff of the SEC entitled “Staff Statement on Accounting and Reporting Considerations for Warrants issued by Special Purpose Acquisition Companies (“SPACs”)” on April 12, 2021 (“the Staff Statement”) and enhanced our accounting policy related to the accounting for such contracts to determine proper accounting in accordance with U.S. GAAP as clarified by the Staff Statement. We accounted for the Assumed Common Stock Warrants as of and for the three months ended March 31, 2021 in accordance with the Staff Statement.

We expect the remediation of this material weakness to be completed prior to the end of the second quarter of the year ended December 31, 2021.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

Information regarding legal proceedings is available in Note 8, Commitments and Contingencies, to the condensed consolidated financial statements in this Report.

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

We incurred a net loss of approximately $75.1 million for the three months ended March 31, 2021 and an accumulated deficit of approximately $2.1 billion from our inception in 2010 through the three months ended March 31, 2021. We believe that we will continue to incur operating and net losses each quarter until at least the time we begin significant production of our lithium-metal solid-state batteries, which is not expected to occur until 2024, and may occur later.

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

We expect to face significant challenges with respect to information security and maintaining the security and integrity of our systems and other systems used in our business, as well as with respect to the data stored on or processed by these systems. Advances in technology, an increased level of sophistication and expertise of hackers, and new discoveries in the field of cryptography can result in a compromise or breach of the systems used in our business or of security measures used in our business to protect confidential information, personal information, and other data.

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

In general, under Section 382 of the Code, a corporation that undergoes an “ownership change” is subject to limitations on its ability to use its pre-change net operating loss carryforwards (“NOLs”), to offset future taxable income. The limitations apply if a corporation undergoes an “ownership change,” which is generally defined as a greater than 50 percentage point change (by value) in its equity ownership by certain stockholders over a three-year period. If we have experienced an ownership change at any time since our incorporation, we may already be subject to limitations on our ability to utilize our existing NOLs and other tax attributes to offset taxable income or tax liability. In addition, future changes in our stock ownership, which may be outside of our control, may trigger an ownership change. Similar provisions of state tax law may also apply to limit our use of accumulated state tax attributes. As a result, even if we earn net taxable income in the future, our ability to use it or our pre-change NOL carryforwards and other tax attributes to offset such taxable income or tax liability may be subject to limitations, which could potentially result in increased future income tax liability to us.

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

The trading price of our Class A Common Stock has been and may in the future continue to be subject to extreme volatility. For example, from November 27, 2020, the date our Class A Common Stock began trading on the NYSE, through March 31, 2021, our Class A Common Stock has experienced an intra-day trading high of $132.73 per share and an intra-day trading low of $24.50 per share. At certain times during such period, the daily fluctuations in the trading price of our Class A Common Stock were substantially greater than 10%. We cannot predict the magnitude of future fluctuations in the trading price of our Class A Common Stock. The trading price of our Class A Common Stock may be affected by a number of factors, including events described in the risk factors set forth in this Report and in our other reports filed with the SEC from time to time, as well as our operating results, financial condition and other events or factors. Any of the factors listed below could have a material adverse effect on your investment in our securities. Factors affecting the trading price of our securities may include:

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

Short selling is the practice of selling securities that the seller does not own but rather has borrowed or intends to borrow from a third party with the intention of later buying lower priced identical securities to return to the lender. Accordingly, it is in the interest of a short seller of our Class A Common Stock for the price to decline. Some short sellers publish, or arrange for the publication of, opinions or characterizations regarding which may create negative market momentum. Issuers, like us, whose securities have historically had limited trading history or volumes and/or have been susceptible to relatively high volatility levels can be particularly vulnerable to such short seller attacks. No assurances can be made that similar declines in the market price of our Class A Common Stock will not occur in the future, in connection with the activities of short sellers.

Sales of substantial amounts of our Class A Common Stock in the public markets, or the perception that such sales could occur, could reduce the price that our Class A Common Stock might otherwise attain.

Sales of a substantial number of shares of our Class A Common Stock in the public market after our March 2021 Public Offering or in connection with the expiration of certain contractual lock-up agreements in May 2021, or the perception that such sales could occur, could adversely affect the market price of our Class A Common Stock and may make it more difficult for you to sell your Class A Common Stock at a time and price that you deem appropriate. As of April 29, 2021, we have approximately 259,611,491 shares of Class A Common Stock and 146,362,452 shares of Class B Common Stock outstanding. All of the shares of Class A Common Stock sold in the March 2021 Public Offering are freely tradable without restrictions or further registration under the Securities Act, except for any shares sold to any of our “affiliates” as defined in Rule 144 under the Securities Act.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits.

Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date

10.1+	Employee Incentive Compensation Plan.	8-K	001-39345	10.1	3/15/2021

10.2+	Form of Change in Control and Severance Agreement.	8-K	001-39345	10.2	3/15/2021

10.3	Series F Closing Agreement, dated March 30, 2021, by and among the Company, Legacy QuantumScape, and VGA.	8-K	001-39345	1.1	4/1/2021

10.4	Lease Agreement, dated April 2, 2021, between Exeter 1710 Automation, LLC and Legacy QuantumScape.	S-1/A	333-251433	10.34	5/10/2021

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.
+	Indicates a management or compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QuantumScape Corporation

Date: May 17, 2021	By:	/s/ Jagdeep Singh
Jagdeep Singh
Chief Executive Officer (Principal Executive Officer)

Date: May 17, 2021	By:	/s/ Kevin Hettrich
Kevin Hettrich
Chief Financial Officer (Principal Financial Officer)