Form 10-Q
period 2021-06-30
QuantumScape Corp
filed 2021-07-29
CIK 1811414

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

The number of shares of the registrant’s Class A Common Stock, par value $0.0001 per share outstanding was 305,040,491, and the number of shares of the registrant’s Class B Common Stock, par value $0.0001 per share outstanding was 109,606,774, as of July 22, 2021.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

The Company makes forward-looking statements in this Quarterly Report on Form 10-Q (this “Report”) and in documents incorporated herein by reference. All statements, other than statements of present or historical fact included in or incorporated by reference in this Report, regarding the Company’s future financial performance, as well as the Company’s strategy, future operations, financial position, estimated revenues, and losses, projected costs, prospects, plans and objectives of management are forward-looking statements. When used in this Report, the words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “will,” “would,” the negative of such terms, and other similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words. These forward-looking statements are based on management’s current expectations, assumptions, hopes, beliefs, intentions and strategies regarding future events and are based on currently available information as to the outcome and timing of future events. The Company cautions you that these forward-looking statements are subject to all of the risks and uncertainties, most of which are difficult to predict and many of which are beyond the control of the Company and incident to its business.

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
•

delays in or the inability to achieve our technology development objectives, including high volume production of battery cells at commercial size with acceptable quality, consistency, throughput and cost for successful commercialization of our technologies;

•

delays in implementing or the inability to successfully implement the manufacturing processes related automation and technologies necessary for development efforts, volume production and successful commercialization of our technologies;

•	the inability to establish supply relationships for necessary components or being required to pay higher than anticipated supply costs;
•	our relationship with Volkswagen, including the ability to commercialize solid-state batteries from our joint development relationship with Volkswagen and as a potential customer;
•	the failure of our batteries to perform as expected;
•

delays in starting up the expected operations of our current and planned facilities, including the addition of an approximately 197,000 square foot pre-pilot line facility in California (“QS-0”), a 1GWh pilot line (“QS-1”), and subsequently the expansion to the full 21GWh target (“QS-1 Expansion”);

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

Other risks and uncertainties set forth in this Report, including risk factors discussed in Item 1A under the heading, “Risk Factors.”

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

QuantumScape Corporation

Condensed Consolidated Balance Sheets (Unaudited)

(In Thousands, Except per Share Amounts)

	June 30,	December 31,
	2021	2020
Assets
Current assets
Cash and cash equivalents ($3,382 and $3,406 as of June 30, 2021 and December 31, 2020, respectively, for joint venture)	$402,391	$113,216
Marketable securities	1,165,139	884,336
Prepaid expenses and other current assets	10,622	11,616
Total current assets	1,578,152	1,009,168
Property and equipment, net	91,217	43,696
Right-of-use assets - finance lease	38,105	—
Right-of-use assets - operating lease	23,382	11,712
Other assets	12,219	2,193
Total assets	$1,743,075	$1,066,769
Liabilities, redeemable non-controlling interest and stockholders’ equity
Current liabilities
Accounts payable	$14,135	$5,383
Accrued liabilities	3,663	2,701
Accrued compensation	5,602	2,391
Operating lease liability, short-term	1,519	1,220
Strategic premium, short-term	352	655
Total current liabilities	25,271	12,350
Operating lease liability, long-term	22,516	11,244
Finance lease liability, long-term	38,708	—
Assumed common stock warrant liabilities	148,455	689,699
Total liabilities	234,950	713,293
Commitments and contingencies (see Note 8)
Redeemable non-controlling interest	1,694	1,704
Stockholders’ equity
Preferred stock- $0.0001 par value; 100,000 shares authorized, none issued and outstanding as of June 30, 2021 and December 31, 2020	—	—
Common stock - $0.0001 par value; 1,250,000 shares authorized (1,000,000 Class A and 250,000 Class B); 304,933 Class A and 109,607 Class B shares issued and outstanding as of June 30, 2021, 207,769 Class A and 156,225 Class B shares issued and outstanding as of December 31, 2020	41	36
Additional paid-in-capital	3,478,814	2,329,406
Accumulated other comprehensive loss	(694)	(31)
Accumulated deficit	(1,971,730)	(1,977,639)
Total stockholders’ equity	1,506,431	351,772
Total liabilities, redeemable non-controlling interest and stockholders’ equity	$1,743,075	$1,066,769

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

QuantumScape Corporation

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) (Unaudited)

(In Thousands, Except per Share Amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Operating expenses:
Research and development	$35,776	$12,049	$65,241	$25,396
General and administrative	13,846	2,178	29,056	4,747
Total operating expenses	49,622	14,227	94,297	30,143
Loss from operations	(49,622)	(14,227)	(94,297)	(30,143)
Other (loss) income:
Interest expense	(238)	—	(238)	—
Interest income	349	281	596	819
Change in fair value of assumed common stock warrant liabilities	130,504	—	99,740	—
Other (expense) income	(5)	—	98	—
Total other income	130,610	281	100,196	819
Net income (loss)	80,988	(13,946)	5,899	(29,324)
Less: Net loss attributable to non-controlling interest, net of tax of $0 for the three and six months ended June 30, 2021 and 2020	—	(1)	(10)	(5)
Net income (loss) attributable to common stockholders	$80,988	$(13,945)	$5,909	$(29,319)
Net income (loss)	$80,988	$(13,946)	$5,899	$(29,324)
Other comprehensive income (loss):
Unrealized gain (loss) on marketable securities	(837)	(258)	(663)	57
Total comprehensive income (loss)	80,151	(14,204)	5,236	(29,267)
Less: Comprehensive loss attributable to non-controlling interest	—	(1)	(10)	(5)
Comprehensive income (loss) attributable to common stockholders	$80,151	$(14,203)	$5,246	$(29,262)

Net income (loss) per share of common stock attributable to common stockholders
Basic	$0.20	$(0.06)	$0.02	$(0.12)
Diluted	$(0.12)	$(0.06)	$(0.24)	$(0.12)
Weighted-average shares used in computing net income (loss) per share of common stock
Basic	404,957	239,798	386,970	239,795
Diluted	410,372	239,798	396,059	239,795

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

QuantumScape Corporation

Condensed Consolidated Statements of Redeemable Non-Controlling Interest and Stockholders’ Equity (Unaudited)

(In Thousands, Except Share and per Share Amounts)

	Redeemable Non- Controlling	Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
Three Months Ended June 30, 2021	Interest	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
Balance as of March 31, 2021	$1,694	389,772,337	$39	$3,346,442	$(2,052,718)	$143	$1,293,906
Exercise of stock option	—	7,644,503	—	8,572	—	—	8,572
Shares issued upon vesting of restricted stock units	—	1,561,181	—	—	—	—	—
Exercise of warrants	—	340,480	—	12,265	—	—	12,265
Issuance of Class A Common Stock pursuant to Legacy QuantumScape Series F Preferred Stock Purchase Agreement, net of issuance costs of $0.1 million	—	15,221,334	2	99,928	—	—	99,930
Stock-based compensation	—	—	—	11,607	—	—	11,607
Net income	—	—	—	—	80,988	—	80,988
Unrealized loss on marketable securities	—	—	—	—	—	(837)	(837)
Balance as of June 30, 2021	$1,694	414,539,835	$41	$3,478,814	$(1,971,730)	$(694)	$1,506,431

	Redeemable Non- Controlling	Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
Six Months Ended June 30, 2021	Interest	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
Balance as of December 31, 2020	$1,704	363,993,705	$36	$2,329,406	$(1,977,639)	$(31)	$351,772
Exercise of stock option	—	10,529,052	1	9,451	—	—	9,452
Shares issued upon vesting of restricted stock units	—	3,005,500	—	—	—	—	—
Exercise of warrants	—	9,830,244	1	553,821	—	—	553,822
Issuance of Class A Common Stock, net of issuance costs of $15.5 million	—	11,960,000	1	462,925	—	—	462,926
Issuance of Class A Common Stock pursuant to Legacy QuantumScape Series F Preferred Stock Purchase Agreement, net of issuance costs of $0.1 million	—	15,221,334	2	99,928	—	—	99,930
Stock-based compensation	—	—	—	23,283	—	—	23,283
Net income (loss)	(10)	—	—	—	5,909	—	5,909
Unrealized loss on marketable securities	—	—	—	—	—	(663)	(663)
Balance as of June 30, 2021	$1,694	414,539,835	$41	$3,478,814	$(1,971,730)	$(694)	$1,506,431

	Redeemable Non- Controlling	Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
Three Months Ended June 30, 2020	Interest	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
Balance as of March 31, 2020	$1,706	239,797,166	$24	$446,650	$(311,236)	$405	$135,843
Exercise of stock option	—	1,608	—	1	—	—	1
Stock-based compensation	—	—	—	2,185	—	—	2,185
Net loss	(1)	—	—	—	(13,945)	—	(13,945)
Unrealized loss on marketable securities	—	—	—	—	—	(258)	(258)
Balance as of June 30, 2020	$1,705	239,798,774	$24	$448,836	$(325,181)	$147	$123,826

	Redeemable Non- Controlling	Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
Six Months Ended June 30, 2020	Interest	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
Balance as of December 31, 2019	$1,710	239,777,057	$24	$444,440	$(295,862)	$90	$148,692
Exercise of stock option	—	21,717	—	14	—	—	14
Stock-based compensation	—	—	—	4,382	—	—	4,382
Net loss	(5)	—	—	—	(29,319)	—	(29,319)
Unrealized gain on marketable securities	—	—	—	—	—	57	57
Balance as of June 30, 2020	$1,705	239,798,774	$24	$448,836	$(325,181)	$147	$123,826

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

QuantumScape Corporation

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In Thousands)

	Six Months Ended June 30,
	2021	2020
Operating activities
Net income (loss)	$5,899	$(29,324)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5,155	3,075
Amortization of right-of-use assets- operating lease	706	605
Amortization of right-of-use assets- finance lease	565	—
Amortization of premiums and accretion of discounts on marketable securities	5,432	(5)
Amortization of strategic premium	(302)	(327)
Stock-based compensation expense	23,283	4,382
Change in fair value of assumed common stock warrant liabilities	(99,740)	—
Other	(113)	(8)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	468	(448)
Accounts payable, accrued liabilities and accrued compensation	5,016	579
Operating lease liability	(804)	(529)
Net cash used in operating activities	(54,435)	(22,000)
Investing activities
Purchases of property and equipment, net	(43,655)	(9,891)
Proceeds from maturities of marketable securities	411,000	62,000
Proceeds from sales of marketable securities	121,455	—
Purchases of marketable securities	(819,339)	(24,351)
Net cash (used in) provided by investing activities	(330,539)	27,758
Financing activities
Proceeds from exercise of stock options	9,452	14
Proceeds from exercise of warrants	112,318	—
Payment of Business Combination share issuance costs	(1,016)	—
Proceeds from issuance of common stock, net of issuance costs paid	462,926	—
Proceeds from issuance of Class A Common Stock pursuant to Legacy QuantumScape Series F Preferred Stock Purchase Agreement, net of issuance costs	99,930	—
Proceeds from finance lease, net of principal payment	38	—
Net cash provided by financing activities	683,648	14
Net increase in cash, cash equivalents and restricted cash	298,674	5,772
Cash, cash equivalents and restricted cash at beginning of period	115,410	25,596
Cash, cash equivalents and restricted cash at end of period	$414,084	$31,368
Supplemental disclosure of cash flow information
Cash paid for interest	$238	$—
Purchases of property and equipment, accrued but not paid	$13,090	$1,524
Fair value of assumed common stock warrants exercised	$441,504	$—

The following presents the Company’s cash, cash equivalents and restricted cash by category in the Company’s Condensed Consolidated Balance Sheets (Unaudited):

	As of June 30,
	2021	2020
Cash and cash equivalents	$402,391	$29,175
Other assets	11,693	2,193
Total cash, cash equivalents and restricted cash	$414,084	$31,368

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

QuantumScape Corporation

Notes to Condensed Consolidated Financial Statements (Unaudited)

June 30, 2021

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

The Company is focused on the development and commercialization of its solid-state lithium-metal batteries. Planned principal operations have not yet commenced. As of June 30, 2021, the Company has not derived revenue from its principal business activities.

Beginning in March 2020, the COVID-19 pandemic and the measures imposed to contain this pandemic have disrupted and are expected to continue to impact the Company’s business. In California, many of the COVID restrictions have recently been relaxed, but there is concern that some or all of these restrictions may be reimposed if there is a significant increase in the reported cases of COVID. The magnitude of the impact of the COVID-19 pandemic on the Company’s productivity, results of operations and financial position, and its disruption to the Company’s business and battery development and timeline, will depend in part, on the length and severity of these restrictions and on the Company’s ability to conduct business in the ordinary course.

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

Use of Estimates

The preparation of the condensed consolidated financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of commitments and contingencies at the date of the financial statements as well as reported amounts of expenses during the reporting periods. Estimates made by the Company include, but are not limited to, those related to the valuation of common stock prior to the Business Combination, valuation of convertible preferred stock warrants, valuation of convertible preferred stock tranche liabilities, and valuation of assumed common stock warrants among others. The Company bases these estimates on historical experience and on various other assumptions that it believes are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying amounts of assets and liabilities that are not readily apparent from other sources. Actual results could differ materially from those estimates.

Unaudited Interim Condensed Consolidated Financial Statements

The accompanying interim condensed consolidated balance sheet as of June 30, 2021, the interim condensed consolidated statements of redeemable non-controlling interest and stockholders’ equity, the interim condensed consolidated statements of operations and comprehensive loss, and the interim condensed consolidated statements of cash flows for the three and six months ended June 30, 2021 and 2020, are unaudited. The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited annual consolidated financial statements and, in management’s opinion, include all adjustments consisting of only normal recurring adjustments necessary for the fair statement of the Company’s financial position as of June 30, 2021 and its results of operations and cash flows for the three and six months ended June 30, 2021 and 2020. The financial data and the other financial information disclosed in the notes to these condensed consolidated financial statements related to the three-month and six-month periods are also unaudited. The results of operations for the three and six months ended June 30, 2021 are not necessarily indicative of the results to be expected for the full fiscal year or any other period, including the income (expense) for the fair value adjustments for the outstanding Assumed Common Stock Warrant liabilities.

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

Principles of Consolidation

The Company’s policy is to consolidate all entities that it controls by ownership of a majority of the outstanding voting stock. In addition, the Company consolidates entities that meet the definition of a variable interest entity (“VIE”) for which the Company is the related party most closely associated with and is the primary beneficiary. The primary beneficiary is the party who has the power to direct the activities of a VIE that most significantly impact the entity’s economic performance and who has an obligation to absorb losses of the entity or a right to receive benefits from the entity that could potentially be significant to the entity. For consolidated entities that are less than wholly owned, the third party’s holding of an equity interest is presented as redeemable non-controlling interests in the Company’s Condensed Consolidated Balance Sheets and Condensed Consolidated Statements of Redeemable Non-Controlling Interest and Stockholders’ Equity. The portion of net earnings (loss) attributable to the redeemable non-controlling interests is presented as net income (loss) attributable to non-controlling interests in the Company’s Condensed Consolidated Statements of Operations and Comprehensive Loss.

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

Joint Venture and Redeemable Non-Controlling Interest

On June 18, 2018, QSV was incorporated as a limited liability company. Volkswagen Group of America, Inc. (“VWGoA”), Volkswagen Group of America Investments, LLC (“VGA”) and QuantumScape executed a Joint Venture Agreement (“JVA”), effective September 2018, with the goal of jointly establishing a manufacturing facility to produce the pilot line of the Company’s product through QSV. In connection with this agreement, the parties also have entered into two operating agreements: (i) the Limited Liability Company Agreement of QSV to govern the respective rights and obligations as members of QSV and (ii) the Common IP License Agreement for the Company to license certain intellectual property rights pertaining to automotive battery cells as defined in the JVA to VWGoA, VGA and QSV.

Volkswagen is a related party stockholder (17.7% and 13.2% voting interest holder of the Company as of June 30, 2021 and December 31, 2020, respectively). Upon the effectiveness of the JVA, each party contributed $1.7 million in cash to capitalize QSV in exchange for 50% equity interests.

The joint venture is considered a VIE with a related party and therefore the related party whose business is more closely related to the planned operations of the joint venture is required to consolidate the operations.

The Company determined its operations were most closely aligned with the operations of the joint venture and therefore has consolidated the results of QSV’s operations in its Condensed Consolidated Balance Sheets, Condensed Consolidated Statements of Operations and Comprehensive Loss and Condensed Consolidated Statements of Redeemable Non-Controlling Interest and Stockholders’ Equity. QSV had minimal operations through June 30, 2021.

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

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to credit risk consist principally of cash and cash equivalents and marketable securities. As of June 30, 2021 and December 31, 2020, approximately $302.8 million and $12.2 million of our total cash and cash equivalents and marketable securities, are held in U.S. money market funds, and $789.4 million and $977.3 million are invested in U.S. government and agency securities, respectively. The Company seeks to mitigate its credit risk with respect to cash and cash equivalents and marketable securities by making deposits with large, reputable financial institutions and investing in high credit rated shorter-term instruments.

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

Restricted cash is comprised of $11.7 million, of which $11.5 million is pledged as a form of security for the Company’s lease agreements for its headquarters facility and QS-0, and $0.2 million as collateral for a commercial letter of credit issued to an equipment supplier as of June 30, 2021. As of December 31, 2020, restricted cash was $2.2 million.

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

These securities are carried at estimated fair value with unrealized holding gains and losses included in other comprehensive loss in stockholders’ equity until realized. Gains and losses on marketable security transactions are reported on the specific-identification method. Dividend and interest income are recognized when earned.

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

In March 2016 and March 2017, Legacy QuantumScape issued shares of Series D convertible preferred stock to two new strategic investors and to an existing strategic investor for net proceeds of $59.7 million.

Legacy QuantumScape determined that the Series D convertible preferred stock share purchase agreements with these investors contained strategic terms as all of these investors had strategic interests in the Company’s technology and negotiated specific strategic terms expected to benefit these new investors, over and above the value that would be expected to be realized from the equity investment itself. Thus, the sale of the Legacy QuantumScape Series D convertible preferred stock to these investors reflected a higher price (“strategic premium”) than what a market participant who did not receive these strategic benefits would be willing to pay. Legacy QuantumScape allocated the net proceeds from these investors between the Series D convertible preferred stock and the strategic premium resulting in a strategic premium of $7.9 million which it recorded as a deferred liability on the balance sheet.

The strategic premium is considered akin to payment for research and development efforts. Legacy QuantumScape’s accounting policy is to record research and development effort payments as contra research and development and recorded the benefits (amortization of the strategic premium) over the estimated period of the development agreements with the investors which is re-assessed annually.

For the three months ended June 30, 2021 and 2020, the Company recorded amortization of $0.2 million and $0.1 million, respectively. For the six months ended June 30, 2021 and 2020, the Company recorded amortization of $0.3 million in both periods.

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

These warrants were exercised as of December 31, 2020 and there were none outstanding as of June 30, 2021.

Assumed Common Stock Warrants Liability

The Company assumed 11,499,989 public warrants (the “Public Warrants”) and 6,650,000 private placement warrants (the “Private Placement Warrants”, and the Public Warrants together with the Private Placement Warrants, the “Assumed Common Stock Warrants”) upon the Business Combination, all of which were issued in connection with Kensington’s initial public offering (other than 75,000 Private Placement Warrants of which that were issued in connection with the closing of the Business Combination, which are referred to as the Working Capital Warrants) and entitle each holder to purchase one share of Class A Common Stock at an exercise price of $11.50 per share. The Public Warrants are publicly traded and are exercisable for cash unless certain conditions occur, such as the failure to have an effective registration statement related to the shares issuable upon exercise or redemption by the Company under certain conditions, at which time the warrants may be cashless exercised. The Private Placement Warrants are transferable, assignable or salable in certain limited exceptions. The Private Placement Warrants are exercisable for cash or on a cashless basis, at the holder’s option, and are non-redeemable until September 28, 2021 so long as they are held by the initial purchasers or their permitted transferees. If the Private Placement Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Placement Warrants will cease to be Private Placement Warrants, and become Public Warrants and be redeemable by the Company and exercisable by such holders on the same basis as the other Public Warrants.

As of June 30, 2021, 1,638,965 Public Warrants and 6,650,000 Private Placement Warrants were outstanding. As of December 31, 2020, 11,499,989 Public Warrants and 6,650,000 Private Placement Warrants were outstanding.

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

The fair values of options granted are estimated on the grant date using the Black-Scholes option valuation model. This valuation model for stock-based compensation expense requires the Company to make assumptions and judgments about the variables used in the calculation, including the expected term (weighted-average period of time that the options granted are expected to be outstanding), the volatility of the Company’s common stock, and an assumed risk-free interest rate. The Company accounts for forfeitures when they occur.

The Company uses the simplified calculation of the expected life for the valuation of options, which takes into consideration the grant’s contractual life and vesting period and assumes that all options will be exercised between the vesting date and the contractual term of the option. No awards have been issued with a market condition or other non-standard terms.

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

The Company’s 2020 Employee Stock Purchase Plan (“ESPP”) is compensatory in accordance with ASC 718-50-25. The Company measures and recognizes compensation expense for shares to be issued under the ESPP based on estimated grant date fair value recognized on a straight-line basis over the offering period.

The first offering period for the ESPP commenced during the three months ended June 30, 2021. The ESPP provides eligible employees with opportunity to purchase shares of the Company’s Class A Common Stock at a discount through payroll deductions. A participant may purchase a maximum of 1,000 shares of Class A Common Stock during each six-month offering period. As of June 30, 2021, 7.6 million shares of Class A Common Stock are reserved for future issuance under the ESPP. No shares were purchased under the ESPP during the three and six months ended June 30, 2021.

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

The Company has no provision for income taxes for the three and six months ended June 30, 2021 and 2020. The Company has no current tax expense from losses and no deferred expense from the valuation allowance. The Company’s effective tax rate differs from the U.S. statutory rate primarily due to a valuation allowance against its net deferred tax assets as it is more likely than not that some or all of the deferred tax assets will not be realized.

Comprehensive Income or Loss

The Company’s comprehensive income or loss consists of net income or loss and other comprehensive loss. Unrealized gains or losses on available-for-sale investments are included in the Company’s other comprehensive income or loss.

Net Income (Loss) per Share of Common Stock

Basic net income (loss) per share is computed by dividing the net income (loss) attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period.

Diluted earnings (loss) per share adjusts basic earnings per share for the potentially dilutive impact of stock options and warrants. For warrants that are liability-classified, during periods when the impact is dilutive, the Company assumes share settlement of the instruments as of the beginning of the reporting period and adjusts the numerator to remove the change in fair value of the warrant liability and adjusts the denominator to include the dilutive shares calculated using the treasury stock method.

Note 3. Recent Accounting Pronouncements

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which is intended to simplify various aspects related to accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in ASC 740 and also clarifies and amends existing guidance to improve consistent application. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020, with early adoption permitted. The Company adopted this guidance in the six months ended June 30, 2021. The adoption of this guidance did not have a material impact on its consolidated financial statements and related disclosures.

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

Note 5. Fair Value Measurement

The Company’s financial assets and liabilities subject to fair value measurements on a recurring basis and the level of inputs used for such measurements were as follows (amounts in thousands):

	Fair Value Measured as of June 30, 2021
	Level 1	Level 2	Level 3	Total
Assets included in:
Money market funds(1)	$302,816	$—	$—	$302,816
Commercial paper(2)	—	250,413	—	250,413
U.S. government securities(2)	—	789,406	—	789,406
Corporate notes and bonds(2)	—	219,805	—	219,805
Total fair value	$302,816	$1,259,624	$—	$1,562,440
Liabilities included in:
Assumed common stock warrants (Public)	$29,354	$—	$—	$29,354
Assumed common stock warrants (Private Placement)	—	119,101	—	119,101
Total fair value	$29,354	$119,101	$—	$148,455

	Fair Value Measured as of December 31, 2020
	Level 1	Level 2	Level 3	Total
Assets included in:
Money market funds(1)	$12,235	$—	$—	$12,235
U.S. government securities(2)	—	977,326	—	977,326
Total fair value	$12,235	$977,326	$—	$989,561
Liabilities included in:
Assumed common stock warrants (Public)	$436,999	$—	$—	$436,999
Assumed common stock warrants (Private Placement)	—	252,700	—	252,700
Total fair value	$436,999	$252,700	$—	$689,699

(1)	Money market funds are included in cash and cash equivalents on the Condensed Consolidated Balance Sheet.
(2)

As of June 30, 2021 and December 31, 2020, marketable securities with original maturities of three months or less of $94.5 million and $105.2 million, respectively, are included in cash and cash equivalents on the Condensed Consolidated Balance Sheet.

Investments in government securities, corporate bonds and commercial paper are classified as Level 2 as they were valued based upon quoted market prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all significant inputs are observable in the market or can be corroborated by observable market data for substantially the full term of the assets.

The Company performs routine procedures such as comparing prices obtained from independent sources to ensure that appropriate fair values are recorded. Because the transfer of Private Placement Warrants to anyone outside of certain permitted transferees of Kensington Capital Sponsor LLC (the “Sponsor”) would result in the Private Placement Warrants having substantially the same terms as the Public Warrants, the Company determined that the fair value of each Private Placement Warrant is consistent with that of a Public Warrant. Accordingly, the Private Placement Warrants are classified as Level 2 financial instruments.

There have been no changes to the valuation methods utilized during the six months ended June 30, 2021. As of June 30, 2021 and December 31, 2020, the carrying values of cash and cash equivalents, accounts payable and accrued liabilities approximate their respective fair values due to their short-term nature.

Marketable Securities

The following table summarizes, by major security type, the Company’s assets that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy. Amortized cost net of unrealized gain (loss) is equal to fair value as of June 30, 2021 and December 31, 2020. The fair value as of June 30, 2021 and December 31, 2020, are as follows (amounts in thousands):

	June 30, 2021
	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
Level 1 securities
Money market funds	$302,816	$—	$—	$302,816
Level 2 securities
Commercial paper	250,413	—	—	250,413
US government securities	789,570	64	(228)	789,406
Corporate notes and bonds	220,335	20	(550)	219,805
Total	$1,563,134	$84	$(778)	$1,562,440

	December 31, 2020
	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
Level 1 securities
Money market funds	$12,235	$—	$—	$12,235
Level 2 securities
US government securities	977,357	24	(55)	977,326
Total	$989,592	$24	$(55)	$989,561

Any realized gains and losses and interest income are included in interest income.

The Company regularly reviews its available-for-sale marketable securities in an unrealized loss position and evaluates the current expected credit loss by considering factors such as historical experience, market data, issuer-specific factors, and current economic conditions. The aggregate fair value of 81 and 12 marketable securities in unrealized loss position was $616.9 million and $419.2 million as of June 30, 2021 and December 31, 2020, respectively, and none of the marketable securities in an unrealized loss position have been in the continuous unrealized loss for more than twelve months. The unrealized losses were attributable to changes in interest rates that impacted the value of the investments, and not increased credit risk. During the three and six months ended June 30, 2021, the Company received proceeds of $122.3 million, including interest, from the sale of available-for sale marketable securities. The Company realized immaterial gains and losses as a result of such sales. The Company does not intend to sell the investments that are in an unrealized loss position, nor is it more likely than not that the Company will be required to sell the investments before the recovery of the amortized cost basis, which may be its maturity. Accordingly, the Company did not record an allowance for credit losses associated with these investments.

The estimated amortized cost and fair value of available-for-sale securities by contractual maturity as of June 30, 2021 and December 31, 2020, are as follows (amounts in thousands):

	June 30, 2021		December 31, 2020
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within one year	$1,213,212	$1,213,213	$895,867	$895,830
Due after one year and through five years	349,922	349,227	93,725	93,731
Total	$1,563,134	$1,562,440	$989,592	$989,561

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

In connection with the Business Combination, each outstanding and unexercised TCP1 and TPC2 warrant was automatically converted into a warrant to purchase a number of shares of the applicable class of common stock in accordance with the terms of the Business Combination Agreement. During the year ended December 31, 2020, all outstanding TPC1 and TPC2 warrants were net exercised in exchange for 998,460 shares of Class A Common Stock. The change in fair value of the TCP1 or TCP2 warrants during the three and six months ended June 30, 2020 was immaterial.

Note 6. Property and Equipment

Property and equipment as of June 30, 2021 and December 31, 2020, consisted of the following (amounts in thousands):

	June 30,	December 31
	2021	2020
Computers and hardware	$836	$624
Furniture and fixtures	12,113	10,099
Lab equipment	51,861	37,051
Leasehold improvements	13,657	12,154
Construction-in-progress	49,595	16,078
	128,062	76,006
Accumulated depreciation and amortization	(36,845)	(32,310)
Property and equipment, net	$91,217	$43,696

Depreciation and amortization expense related to property and equipment was $3.0 million and $1.6 million for the three months ended June 30, 2021 and 2020, respectively. Depreciation and amortization expense related to property and equipment was $5.2 million and $3.1 million for the six months ended June 30, 2021 and 2020, respectively.

Note 7. Leases

The Company leases its headquarters, other warehouse space and certain equipment through 2032. Fixed rent generally escalates each year and the Company is responsible for a portion of the landlords’ operating expenses such as property tax, insurance and common area maintenance.

On June 22, 2021, the Company amended the terms of its headquarter lease to provide for, among other things, an extension of the lease term to September 2032. Under the amended headquarter lease, the Company retained its one 60-month renewal option, which has not been included in the calculation of lease liabilities and right of use assets at the amendment date, as the exercise of the option was not reasonably certain.

On April 2, 2021, the Company entered into a lease agreement for premises consisting of approximately 197,000 rentable square feet of space located in San Jose, California to be used for QS-0. The lease expires on September 30, 2032. Under the QS-0 lease, the Company has two five year renewal options, which have not been included in the calculation of the lease liability and right-of use asset at the lease inception as the exercise of the options was not reasonably certain. The QS-0 lease is classified as a finance lease.

The Company’s leases do not have any contingent rent payments and do not contain residual value guarantees.

The components of lease related expense are as follows (amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Lease cost	2021	2020	2021	2020
Finance lease cost:
Amortization of right-of-use assets	$565	$—	$565	$—
Interest on lease liabilities	238	—	238	—
Operating lease costs	629	536	1,225	1,072
Variable lease costs	114	97	218	201
Total lease expense	$1,546	$633	$2,246	$1,273

The components of supplemental cash flow information related to leases are as follows (amounts in thousands):

	Six Months Ended June 30,
	2021	2020
Operating outgoing cash flows - finance lease	$238	$—
Financing outgoing cash flows - finance lease	166	—
Financing (incoming) cash flows - finance lease	(204)	—
Operating outgoing cash flows - operating leases	985	995
Right-of-use assets obtained in exchange for new finance lease liabilities	38,670	—
Right-of-use assets obtained in exchange for new operating lease liabilities	11,686	—

	As of June 30,
	2021	2020
Finance lease
Weighted-average remaining lease term - finance lease (in years)	11.3	—
Weighted-average discount rate - finance lease	3.70%	—
Operating lease
Weighted-average remaining lease term - operating leases (in years)	11.1	7.6
Weighted-average discount rate - operating leases	3.73%	7.00%

As of June 30, 2021, future minimum payments during the next five years and thereafter are as follows (amounts in thousands):

Fiscal Year	Operating Leases	Finance Lease (1)
2021 (remaining six months)	$1,178	$(5,397)
2022	2,423	2,419
2023	1,344	3,750
2024	2,588	5,130
2025	2,639	5,272
2026	2,718	5,417
Thereafter	17,010	33,632
Total	29,900	50,223
Less present value discount	(5,865)	(11,515)
Lease liabilities	$24,035	$38,708

(1)	The expected payments include expected reimbursements of $5.4 million, primarily for tenant improvement allowance.

The Company’s lease agreements do not provide an implicit rate, so the Company used an estimated incremental borrowing rate, which was derived from third-party information available at the time the Company adopted ASC 842, Leases, the lease modification date or at the lease commencement date in determining the present value of lease payments. The rate used is for a secured borrowing of a similar term as the lease.

Note 8. Commitments and Contingencies

From time to time, and in the ordinary course of business, the Company may be subject to certain claims, charges and litigation concerning matters arising in connection with the conduct of the Company’s business activities.

On December 11, 2020, a putative class action lawsuit was filed in the New York State Supreme Court by a purported Company warrantholder against the Company. The Company removed the case to federal court. On March 26, 2021, the plaintiff amended the complaint to drop the class allegations. The amended complaint alleges, among other things, that the plaintiff was entitled to exercise his warrants within 30 days of the Closing and that the proxy statement/prospectus/information statement dated September 21, 2020 and November 12, 2020 is misleading and/or omits material information concerning the exercise of the warrants. The complaint seeks monetary damages for alleged breach of contract, securities law violations, fraud, and negligent misrepresentation. QuantumScape’s motion to dismiss the securities-law violations, fraud, and negligent misrepresentation claims is currently pending before the court.

On December 24, 2020, a lawsuit was filed in the New York State Supreme Court by three purported Company warrantholders against the Company. The complaint alleges, among other things, that the plaintiffs were entitled to exercise warrants within 30 days of the Closing. The complaint also alleges that the proxy statement/prospectus/information statement dated September 21, 2020 and November 12, 2020 is misleading and/or omits material information concerning the exercise of the warrants. The complaint generally seeks monetary damages for alleged breach of contract.

Between January 5, 2021 and May 4, 2021, four putative class action lawsuits were filed in the Northern District of California by purported purchasers of Company securities against the Company and its Chief Executive Officer or against the Company, certain members of management and the Board, and VGA. The court consolidated the actions and appointed a lead plaintiff and counsel. Lead plaintiff filed a consolidated complaint on June 21, 2021, which alleges a purported class that includes all persons who purchased or acquired our securities between November 27, 2020 and April 14, 2021.  The consolidated complaint names the Company, its Chief Executive Officer, its Chief Financial Officer, and its Chief Technology Officer as defendants.  The consolidated complaint alleges that the defendants purportedly made false and/or misleading statements and failed to disclose material adverse facts about the Company’s business, operations, and prospects, including information regarding the Company’s battery technology. Defendants’ motion to dismiss the consolidated complaint is expected to be fully briefed and heard by the court in December 2021.

Two shareholder derivative suits were also filed in February 2021 against 11 officers and directors of the Company and have been consolidated into one action, with the first-filed complaint being designated the operative one. The Company is the nominal defendant. The complaint alleges that the individual defendants breached various duties to the Company and contains additional similar allegations based on the same general allegations in the class action described immediately above. VGA is also named as a defendant in the derivative litigation. The derivative litigation is currently stayed, with the parties having the option of giving notice if they no longer consent to the stay.

For many legal matters, particularly those in early stages, the Company cannot reasonably estimate the possible loss (or range of loss), if any. The Company records an accrual for legal matters at the time or times it determines that a loss is both probable and reasonably estimable. Amounts accrued as of June 30, 2021 and December 31, 2020 were not material. Regarding matters for which no accrual has been made (including the potential for losses in excess of amounts accrued), the Company currently believes, based on its own investigations, that any losses (or ranges of losses) that are reasonably possible and estimable will not, in the aggregate, have a material adverse effect on its financial position, results of operations, or cash flows. However, the ultimate outcome of legal proceedings involves judgments, estimates, and inherent uncertainties and cannot be predicted with certainty. Should the ultimate outcome of any legal matter be unfavorable, the Company's business, financial condition, results of operations, or cash flows could be materially and adversely affected. The Company may also incur substantial legal fees, which are expensed as incurred, in defending against legal claims.

Note 9. Assumed Common Stock Warrants

As of June 30, 2021 and December 31, 2020, there were 8,288,965 and 18,149,989 warrants outstanding, respectively.

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

On February 13, 2021, the Warrant Agreement, dated June 25, 2020, by and between the Company and Continental Stock Transfer & Trust Company (the “Warrant Agreement”), was amended to allow for earlier exercise of the Public Warrants. Prior to the amendment, the Public Warrants were exercisable starting on June 30, 2021.  Following the amendment, the Public Warrants became exercisable starting on March 5, 2021, at which time holders of Public Warrants could begin exercising their right to purchase one share of the Company’s Class A Common Stock for $11.50 for each Public Warrant. All other terms, including the redemption terms, for the Public Warrants remain unchanged; the Company may not redeem Public Warrants before July 30, 2021. The terms for the Private Placement Warrants and Working Capital Warrants remain unchanged.

The Company concluded the Public Warrants and Private Placement Warrants, or Assumed Common Stock Warrants, meet the definition of a derivative under ASC 815 (as described in Note 2) and are recorded as liabilities. Upon consummation of the Business Combination, the fair value of the Assumed Common Stock Warrants was recorded on the Condensed Consolidated Balance Sheet. The fair value of the Assumed Common Stock Warrants was remeasured as of June 30, 2021, resulting in a $130.5 million and $99.7 million non-cash change in fair value of Assumed Common Stock Warrant liabilities in the Condensed Consolidated Statements of Operations and Comprehensive Loss for the three and six months ended June 30, 2021, respectively.

During the three and six months ended June 30, 2021, 371,260 and 9,861,024 Public Warrants were exercised for net proceeds of $3.2 million and $112.3 million, and net issuance of 340,480 and 9,830,244 shares of Class A Common Stock, respectively.

Note 10. Stockholders’ Equity

As of June 30, 2020 and December 31, 2020, 1,350,000,000 shares, $0.0001 par value per share are authorized, of which, 1,000,000,000 shares are designated as Class A Common Stock, 250,000,000 shares are designated as Class B Common Stock, and 100,000,000 shares are designated as Preferred Stock.

Common Stock

Holders of the common stock are entitled to dividends when, as, and if, declared by the Board, subject to the rights of the holders of all classes of stock outstanding having priority rights to dividends. As of June 30, 2021, the Company had not declared any dividends. The holder of each share of Class A Common Stock is entitled to one vote, and the holder of each share of Class B Common Stock is entitled to ten votes.

In March 2021, the Company completed an underwritten public offering of shares of its Class A Common Stock and issued 11,960,000 shares for an aggregate purchase price of $462.9 million, net of issuance costs of $15.5 million (the “March 2021 Public Offering”).

Legacy QuantumScape Series F Convertible Preferred Stock

In May 2020 and September 2020, Legacy QuantumScape and VGA entered into a Series F Preferred Stock Purchase Agreement and related agreements and amendments thereto, and in August 2020, Legacy QuantumScape and several new and existing investors entered into Series F Preferred Stock Purchase Agreements and related agreements thereto, pursuant to which Legacy QuantumScape agreed to sell, and VGA and other investors agreed to purchase, up to an aggregate 14,684,843  shares of Legacy QuantumScape Series F Preferred Stock at $26.4218 per share for an aggregate purchase price of $388 million (together with the Series F Closing Agreement below, the “Series F Preferred Stock Purchase Agreements”). The Series F Preferred Stock Purchase Agreement with VGA, as amended, contains provisions pursuant to which, if the relevant closing of such Series F Preferred Stock Purchase Agreement (in whole or in part) occurred only after effectiveness of the Business Combination, VGA agreed to purchase, and Kensington agreed to issue, instead of the relevant number of shares of Series F Preferred Stock to be purchased at such closing, such number of shares of Class A Common Stock as would have been issued in the Business Combination in exchange for such shares of Legacy QuantumScape Series F Preferred Stock if they had been outstanding prior to the Business Combination.

Pursuant to the terms of the Series F Preferred Stock Purchase Agreements, Legacy QuantumScape issued 7,115,335 shares of Series F Preferred Stock for an aggregate purchase price of $188.0 million, net of issuance costs of $11.5 million, concurrent with the closing of the Business Combination, and the Company issued 15,221,334 shares of Class A Common Stock to VGA for $100.0 million on December 1, 2020. On March 30, 2021, the Company, Legacy QuantumScape, and VGA entered into a Series F Closing Agreement for the Company to issue to VGA an additional 15,221,334 shares of Class A Common Stock for $100.0 million based on the Company’s achievement of the specified technical milestone. The Company received the $100.0 million on April 28, 2021 pursuant to this technical milestone achievement and issued the additional 15,221,334 shares of Class A Common Stock. This represented the second and final closing pursuant to the Series F Preferred Stock Purchase Agreements.

The Company concluded that the firm commitment to issue the tranche shares to VGA and the other investors met the definition of a freestanding financial instrument (as described in Note 5). Prior to the Business Combination, as the underlying convertible preferred shares of the outstanding tranche liabilities were redeemable outside the control of the Company, the fair value of the tranche liabilities was reported on the Legacy QuantumScape’s balance sheets as a long-term liability, and the change in fair value was recorded in other expense in the Condensed Consolidated Statements of Operations and Comprehensive Loss during the year ended December 31, 2020. Upon consummation of the Business Combination, the tranche liabilities were reclassified to additional paid-in capital. Therefore, there was no further adjustment to the fair value of the liability in the three and six months ended June 30, 2021. The tranche liability was not outstanding for the three and six months ended June 30, 2020.

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

As of June 30, 2021, 41,500,000 shares of Class A Common Stock are authorized for issuance pursuant to awards under the 2020 Plan, plus any shares of Class A Common Stock subject to stock options, restricted stock units or other awards that were assumed in the Business Combination and terminate as a result of being unexercised or are forfeited or repurchased by the Company, with the maximum number of shares to be added to the 2020 Plan equal to 69,846,580 shares of Class A Common Stock.

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

Stock Options

Stock option activity under the Plans is as follows:

	Number of Shares Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Intrinsic value (in thousands)
Balance as of December 31, 2020	55,316,336	$1.62	5.77
Cancelled and forfeited	(366,724)	2.34	—
Exercised	(10,529,052)	0.90	—
Balance as of June 30, 2021	44,420,560	$1.78	5.78	$1,220,577
Vested and exercisable as of June 30, 2021	34,715,518	$1.33	5.05	$969,562

There were no options granted during the six months ended June 30, 2021. Options with a fair value of $2.8 million, $2.38 per share, were granted during the six months ended June 30, 2020.

The aggregate intrinsic value of options exercised during the six months ended June 30, 2021 and 2020 was $330.0 million and $0.04 million, respectively.

Additional information regarding options outstanding as of June 30, 2021, is as follows:

Range of Exercise Price per Share	Number of Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
$0.11 - $0.64	5,395,726	$0.55	1.63
$1.05 - $1.35	24,183,939	1.26	5.17
$2.38	12,154,281	2.38	8.07
$6.23	2,686,614	6.23	9.18
	44,420,560	$1.78	5.78

Stock-based compensation expense is based on the grant-date fair value. The Company recognizes compensation expense for all stock-based awards on a straight-line basis over the requisite service period of the awards, which is generally the option vesting term of four years.

As of June 30, 2021, the Company had stock-based compensation of $17.0 million related to unvested stock options not yet recognized that are expected to be recognized over an estimated weighted average period of 2.8 years.

Restricted Stock Units

Restricted stock unit activity under the Plans are as follows:

	Number of Restricted Stock Units	Weighted Average grant date fair value
Balance as of December 31, 2020	13,913,076	$8.94
Granted	784,298	39.23
Vested	(3,005,500)	5.19
Forfeited	(369,148)	8.47
Balance as of June 30, 2021	11,322,726	$12.05

The fair value of restricted stock units which vested during the six months ended June 30, 2021 was $135.7 million. No restricted stock units vested during the six months ended June 30, 2020. No restricted stock units were granted prior to August 2020.

As of June 30, 2021, unrecognized compensation costs related to restricted stock units granted were $125.7 million and are expected to be recognized over a weighted average period of 3.2 years.

Total stock-based compensation expense recognized in the accompanying Condensed Consolidated Statements of Operations and Comprehensive Loss for all equity awards is as follows (amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Research and development	$6,634	$1,360	$13,001	$2,716
General and administrative	4,973	825	10,282	1,666
Total stock-based compensation expense	$11,607	$2,185	$23,283	$4,382

Note 11. Earnings (Loss) Per Share

The following table sets forth the computation of basic and diluted earnings (loss) per Class A Common Stock and Class B Common Stock (amounts in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Numerator:
Net income (loss) attributable to common stockholders - Basic	$80,988	$(13,945)	$5,909	$(29,319)
Less: Change in fair value of assumed common stock warrant liabilities	(130,504)	—	(99,740)	—
Net loss attributable to common stockholders - Diluted	$(49,516)	$(13,945)	$(93,831)	$(29,319)

Denominator:
Weighted average Class A and Class B Common Stock outstanding - Basic	404,957	239,798	386,970	239,795
Effect of dilutive securities	5,415	—	9,089	—
Weighted average Class A and Class B Common Stock - Diluted	410,372	239,798	396,059	239,795

Net income (loss) per share attributable to Class A and Class B Common stockholders - Basic	$0.20	$(0.06)	$0.02	$(0.12)
Net loss per share attributable to Class A and Class B Common stockholders - Diluted	$(0.12)	$(0.06)	$(0.24)	$(0.12)

The following table presents the potential common stock outstanding that was excluded from the computation of diluted net loss per share of common stock as of the periods presented because including them would have been antidilutive (amounts in thousands):

	As of June 30,
	2021	2020
Warrants	—	1,023
Options outstanding	44,421	55,019
Restricted stock units	11,323	—
Total	55,744	56,042

Note 12. Joint Venture and Redeemable Non-Controlling Interest

As described in Note 2, on September 11, 2018, the Company entered into a JVA with VWGoA and VGA and formed QSV. The Company determined the entity was a VIE with a related party, and the Company’s operations were more closely associated with QSV. As such, the Company consolidates QSV for financial reporting purposes, and a non-controlling interest is recorded for VGA’s interest in the net assets and operations of QSV’s operations to the extent of the VGA investment. The Company’s Condensed Consolidated Balance Sheet includes $3.4 million cash and cash equivalents and less than $0.1 million of prepaid expenses of QSV as of June 30, 2021 and December 31, 2020. Although the Company has consolidated the net assets of QSV, it has no right to the use of those assets for its standalone operations.

The following table sets forth the change in redeemable non-controlling interest for the six months ended June 30, 2021 and 2020 (amounts in thousands):

Redeemable Non-Controlling Interest
Balance as of December 31, 2020	$1,704
Net loss attributable to redeemable non-controlling interest in QSV	(10)
Balance as of June 30, 2021	$1,694

Redeemable Non-Controlling Interest
Balance as of December 31, 2019	$1,710
Net loss attributable to redeemable non-controlling interest in QSV	(5)
Balance as of June 30, 2020	$1,705

On May 14, 2020, the Company amended the JVA and other related agreements regarding QSV in connection with VGA’s investment of $200.0 million in the Company’s Series F convertible preferred stock as described in Note 10. The Company determined the amendments represented a reconsideration event and determined that QSV is still a variable interest entity. As the significance and nature of the business of QSV continues to be more aligned with the core business of the Company and the Company continues to absorb a majority of the variability associated with QSV’s anticipated economic performance, the Company continues to be the related party most closely associated with QSV.

In September 2020, the Company entered into an agreement with VWGoA under which the Company agreed to reserve $134.0 million from the aggregate proceeds of the Series F Preferred Stock financings and the Business Combination to fund its expected equity contributions to QSV, which amounts are included in cash and cash equivalents in the accompanying Condensed Consolidated Balance Sheet as of June 30, 2021.

Note 13. Subsequent Events

On July 23, 2021, the Company announced that it had elected to redeem on August 24, 2021 (the “Redemption Date”), all of the outstanding Public Warrants that were issued under the Warrant Agreement. The Public Warrants were originally issued in connection with Kensington’s initial public offering in June 2020, and subsequently assumed by the Company in November 2020 in connection with the Business Combination. Each Public Warrant will be redeemed by the Company for $0.01 per Public Warrant (the “Redemption Price”) on the Redemption Date, unless exercised before 5:00 p.m. Eastern Daylight Time on the Redemption Date.

As of the time of the announcement, the Company had 1,544,871 Public Warrants outstanding.

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

We are a development stage company with no revenue to date, have incurred a net loss from operations of approximately $49.6 million and $94.3 million for the three and six months ended June 30, 2021, respectively and an accumulated deficit of approximately $2.0 billion from our inception through June 30, 2021.

The results of operations for the three and six months ended June 30, 2021 resulted in net income due to the impact of the change in fair value of the Assumed Common Stock Warrant liabilities. We expect to incur an incremental income (expense) for the fair value adjustments for the outstanding Assumed Common Stock Warrant liabilities at the end of each reporting period or through the exercise of the warrants. Excluding the impact of this non-cash fair value adjustment, the Company does not expect to be profitable in the immediate future.

Key Trends, Opportunities and Uncertainties

We are a pre-revenue company. We believe that our performance and future success depend on several factors that present significant opportunities for us but also pose significant risks and challenges, including those discussed below and in the section titled “Risk Factors” appearing elsewhere in this Report.

Product Development

We are developing our battery technology with the goal of enabling commercial production between 2024 and 2025. We have validated capabilities of our solid-state separator and battery technology in single-layer solid-state cells. We are now working to develop multi-layer cells, to continue improving yield and performance and to optimize all components of the cell.

Our research and development currently includes programs for the following areas:

•

Multi-layering. We are working to continue increasing the number of layers in our cells. In May 2021, we announced the initial test results for four-layer cells at the commercially relevant size (70x85mm). In July 2021, we announced that we have recently started testing our first 10-layer cells at the same size. In order to produce commercially-viable solid-state battery cells, we must produce battery cells which may require from several dozen to over one hundred layers, depending on our customers’ requirements. We will need to overcome the developmental challenges to stack these layers and implement the appropriate cell design for our solid-state battery cell.

•

Continued improvement in the quality of our solid-state separator. We are working to improve the quality and uniformity of our solid-state separators, to further improve, among other things, the cycling behavior, power, operating conditions of our cells and to continue to reduce separator thickness.

•

Improvement of our separator manufacturing process. We have selected a method of continuous processing found at scale in both the battery and ceramic industries and are working on continuous improvement of this process, including better consistency and higher throughput. Regarding consistency, tightening the variability of separator quality results in better yield. Regarding throughput, increasing the volume of separator production results in the increased quantities required for higher layer counts and delivery of more test cells to prospective customers. We are automating our manufacturing process and purchasing larger-scale manufacturing equipment. We will need to substantially improve our manufacturing processes to increase throughput required for higher layer counts and to achieve the cost, performance and volume levels required for commercial shipments.

•

Continued improvement of the cathode. Our cathodes use a conventional cathode active material such as NMC and is mixed with a catholyte. We plan to benefit from industry cathode chemistry improvements and/or cost reduction, which in the future may include use of other cathode active materials, including NCA and cobalt-free compositions, including LFP, as well as cathode processing advances such as dry electrode processing. Over the years, we have developed catholytes made of differing mixtures of organic polymer and organic liquid electrolyte in order to optimize performance across multiple metrics such as voltage, temperature, power, and safety, among others. We continue to test solid, gel and liquid catholytes in our cells. The solid catholyte is part of our ongoing research and development investigation into inorganic catholytes. Our solid-state separator platform is being designed to enable some of the most promising next-generation cathode technologies, including high voltage or high capacity cathode active materials, which when combined with a lithium-metal anode, may further increase cell energy densities.

Our team of over 400 scientists, engineers, technicians, and other staff is highly motivated and committed to solving these challenges ahead. However, any delays in the completion of these tasks will require additional cash use and delay market entry. As we grow our team, the size of our engineering pilot line and our materials consumption, our rate of cash utilization will also increase significantly.

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

We are focused on the continued expansion of the throughput and capability of our San Jose, California engineering line as well as the planning and setup of our QS-0 pre-pilot line and planning for our QS-1 manufacturing facility.

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

Commercialization and Market Focus

As noted above, we will continue developing our battery technology with the goal of enabling customer prototype sampling in 2022, samples for use in test cars by 2023, and commercialization beginning between 2024 and 2025. We have validated the performance capabilities of our solid-state separator and battery technology in single-layer solid-state cells at the commercially relevant size (70x85mm) and four-layer solid-state battery cells at a smaller size (30x30mm), four-layer solid-state battery cells at the commercially relevant size (70x85mm); and more recently have started cycling our first 10-layer solid-state cells at the commercially relevant size (70x85mm). We will work to continue improving quality, consistency and throughput, and to optimize all components of the cell. We will continue to work to further develop and validate the volume manufacturing processes to enable high volume manufacturing and minimize manufacturing costs. The funds available to us will enable us to expand and accelerate research and development activities and undertake additional initiatives. Finally, we will continue to use and expand on our engineering line in San Jose to prepare for high volume manufacturing, to continue to order QS-0 equipment and prepare our QS-0 facility, and plan our production QS-1 facility through our joint venture partnership with Volkswagen.

QS-1 will be built and run by QSV, the joint venture between us and Volkswagen. The QS-1 Expansion would represent a small fraction of Volkswagen’s demand for batteries and implies vehicle volumes under 2.4% of Volkswagen’s total production in 2020, assuming a 100kWh battery pack size. Our goal is to significantly expand the production capacity of the joint venture, in partnership with Volkswagen, to meet more of their projected demand. While we expect Volkswagen will be the first to commercialize vehicles using our battery technology, we intend to work closely with other automotive original equipment manufacturers (“OEMs”) to make our solid-state battery cells widely available over time. We are focused on automotive EV applications, which have the most stringent set of requirements for batteries. However, we recognize that our solid-state battery technology has applicability in other large and growing markets including stationary storage and consumer electronics such as smartphones and wearables.

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

Access to Capital

Following the Business Combination, the March 2021 Public Offering, and assuming we experience no significant delays in the research and development of our solid-state battery cells, we believe that our cash resources are sufficient to fund our initial start of production, to fund QS-0 operating expenses, and to partially fund our share of the equity portion of the joint venture’s costs of building QS-1 Expansion, net of debt intended to be incurred by the joint venture. However, any delays could materially impact us.

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

Research and Development Expense

To date, our research and development expenses have consisted primarily of personnel-related expenses for scientists, experienced engineers and technicians as well as costs associated with the expansion and ramp up of our engineering and QS-0 facilities in San Jose, including the material and supplies to support the product development and process engineering efforts. As we ramp up our engineering operations to complete the development of our solid-state, lithium-metal batteries and required process engineering to meet automotive cost targets, we anticipate that research and development expenses will increase significantly for the foreseeable future as we expand our hiring of scientists, engineers, and technicians and continue to invest in additional plant and equipment for product development (e.g. multi-layer cell stacking, packaging engineering), building prototypes, and testing of battery cells as our team works to meet the full set of automotive product requirements.

General and Administrative Expense

General and administrative expenses consist mainly of personnel-related expenses for our executive, sales and marketing and other administrative functions and expenses for director and officer insurance and outside professional services, including legal, accounting and other advisory services. We are rapidly expanding our personnel headcount and supporting systems, in anticipation of planning for and supporting the ramping up of commercial manufacturing operations and being a public company. Accordingly, we expect our general and administrative expenses to increase significantly in the near term and for the foreseeable future. Upon commencement of commercial operations, we also expect general and administrative expenses to include customer and sales support and advertising costs.

Change in Fair Value of Assumed Common Stock Warrant Liability

The change in fair value of Assumed Common Stock Warrant liabilities consists of the change in non-cash fair value of the Public Warrants and Private Placement Warrants assumed in connection with the Business Combination. We expect to incur an incremental income (expense) for the fair value adjustments for the outstanding Assumed Common Stock Warrant liabilities at the end of each reporting period or through the exercise of the warrants.

Interest Expense

Interest expense consists primarily of interest expense associated with the interest component of our QS-0 facility lease.

Interest Income

Interest income consists primarily of interest income from marketable securities.

Other Income (Expense)

Our other income (expense) consists primarily of gain (loss) on the disposal of fixed assets.

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

Results of Operations

Comparison of the Three and Six Months Ended June 30, 2021 to the Three and Six Months Ended June 30, 2020

The following table sets forth our historical operating results for the periods indicated (amounts in thousands):

	Three Months Ended June 30,		$	%	Six Months Ended June 30,		$	%
	2021	2020	Change	Change	2021	2020	Change	Change
Operating expenses:
Research and development	$35,776	$12,049	$23,727	197%	$65,241	$25,396	$39,845	157%
General and administrative	13,846	2,178	11,668	536%	29,056	4,747	24,309	512%
Total operating expenses	49,622	14,227	35,395	249%	94,297	30,143	64,154	213%
Loss from operations	(49,622)	(14,227)	(35,395)	249%	(94,297)	(30,143)	(64,154)	213%
Other income:
Interest expense	(238)	—	(238)	100%	(238)	—	(238)	100%
Interest income	349	281	68	24%	596	819	(223)	(27)%
Change in fair value of assumed common stock warrant liabilities	130,504	—	130,504	100%	99,740	—	99,740	100%
Other (expense) income	(5)	—	(5)	100%	98	—	98	100%
Total other income:	130,610	281	130,329	46380%	100,196	819	99,377	12134%
Net income (loss)	80,988	(13,946)	94,934	(681)%	5,899	(29,324)	35,223	(120)%
Less: Net loss attributable to non-controlling interest	—	(1)	1	(100)%	(10)	(5)	(5)	100%
Net income (loss) attributable to common stockholders	$80,988	$(13,945)	$94,933	(681)%	$5,909	$(29,319)	$35,228	(120)%

Research and Development

The increase in research and development expense in the three months ended June 30, 2021 compared to the same period of the prior year primarily resulted from the $9.2 million increase in personnel cost due to the growth in research and development headcount to support technology development, an increase of $3.5 million in material supplies and equipment maintenance to support the increase of research and development cell builds in our commercial form factor, an increase of $1.9 million related to depreciation and amortization, an increase of $2.2 million in facility expenses primarily related to the QS-0 facility and a $1.7 million increase in professional fees, administrative expenses and outside services to support the growth in product development and process engineering efforts. Additionally, non-cash stock-based compensation expense increased by $5.2 million from $1.4 million for the three months ended June

30, 2020 to $6.6 million for the three months ended June 30, 2021 primarily due to the effect of restricted stock unit (“RSU”) grants in the second half of fiscal 2020 and the first half of fiscal 2021.

The increase in research and development expense in the six months ended June 30, 2021 compared to the same period of the prior year primarily resulted from the $16.3 million increase in personnel cost due to the growth in research and development headcount to support technology development, an increase of $5.0 million in material supplies and equipment maintenance to support the increase of research and development cell builds in our commercial form factor, an increase of $2.7 million related to depreciation and amortization, an increase of $3.0 million in facility expenses primarily related to the QS-0 facility, and a $2.6 million increase in professional fees and outside services to support the growth in product development and process engineering efforts. Additionally, non-cash stock-based compensation expense increased by $10.3 million from $2.7 million for the six months ended June 30, 2020 to $13.0 million for the six months ended June 30, 2021 primarily due to the effect of RSUs granted in the second half of fiscal 2020 and the first half of fiscal 2021.

General and Administrative

The increase in general and administrative expenses in the three months ended June 30, 2021 compared to the same period of the prior year is due in part to the increase of $4.1 million for stock-based compensation in the three months ended June 30, 2021 for grants in 2020 and RSUs granted in 2021. Additionally, professional fees and other corporate expenses increased by $3.3 million due to costs associated with business growth, personnel costs increased by $2.4 million due to the headcount increase to support business growth and director and officer insurance expenses increased by $1.8 million.

The increase in general and administrative expenses in the six months ended June 30, 2021 compared to the same period of the prior year is due in part to the increase of $8.6 million for stock-based compensation in the six months ended June 30, 2021 for grants in 2020 and RSUs granted during the six months ended June 30, 2021. Additionally, professional fees and other corporate expenses increased by $6.8 million due to costs associated with business growth, personnel costs increased by $5.2 million due to the headcount increase to support business growth and director and officer insurance expenses increased by $3.6 million.

Interest Income

The increase in interest income during the three months ended June 30, 2021 compared to the same period of the prior year was due to an increase in interest on marketable securities.

The decrease in interest income during the six months ended June 30, 2021 compared to the same period of the prior year was due to lower interest rates on cash investments, partially offset by higher cash, cash equivalent and marketable security balances.

Interest Expense

The increase in interest expense during the three and six months ended June 30, 2021, as compared to the same period of the prior year was due to the interest expense associated with the QS-0 finance lease, which commenced during the three and six months ended June 30, 2021.

Change in Fair Value of Assumed Common Stock Warrant Liability

The change in fair value of Assumed Common Stock Warrant liabilities was due to the change in the estimated non-cash fair value of the Public and Private Placement Warrants at the end of each reporting period or through the exercise of the warrants.

As of June 30, 2021, we had 1,638,965 Public Warrants and 6,650,000 Private Placement Warrants outstanding.

Other Income (Expense)

Other income for the six months ended June 30, 2021 primarily consisted of a gain on the disposal of fixed assets.

Liquidity and Capital Resources

As of June 30, 2021 and December 31, 2020, our principal sources of liquidity were our cash and cash equivalents and marketable securities in the amount of approximately $1.6 billion and $997.6 million, respectively. Our cash equivalents are invested in U.S. money market funds and commercial paper. Our marketable securities are invested in U.S. Treasury notes and bonds, commercial paper, and corporate notes and bonds.

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

In March 2021, we completed the March 2021 Public Offering for aggregate net cash proceeds of $462.9 million.

In April 2021, we received $100 million from VGA pursuant to our achievement of the technical milestone specified in the Series F Preferred Stock Purchase Agreements.

We believe that our cash on hand will be sufficient to meet our working capital and capital expenditure requirements for a period of at least twelve months from the date of this Report. We believe it is also sufficient to fund QS-0 operating expenses, and to partially fund our share of the equity portion of the joint venture’s costs of building QS-1 Expansion, net of debt intended to be incurred by the joint venture, and fund our operations until we initially commence production of the pilot line solid-state battery through the first commercial sales, assuming we are able to do so as currently contemplated. We may, however, need additional cash resources due to changed business conditions or other developments, including unanticipated delays in negotiations with OEMs and tier-one automotive suppliers or other suppliers, supply chain challenges, disruptions due to the COVID-19 pandemic, competitive pressures, and regulatory developments, among others. To the extent that our current resources are insufficient to satisfy our cash requirements, we may need to seek additional equity or debt financing. If such financing is not available, or if the financing terms are less desirable than we expect, we may be forced to decrease our level of investment in product development or scale back our operations, which could have an adverse impact on our business and financial prospects.

Cash Flows

The following table provides a summary of our cash flow data for the periods indicated (amounts in thousands):

	Six Months Ended June 30,
	2021	2020
Net cash used in operating activities	$(54,435)	$(22,000)
Net cash (used in) provided by investing activities	(330,539)	27,758
Net cash provided by financing activities	683,648	14

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

Our net income of $5.9 million for the six months ended June 30, 2021 was offset by non-cash income of $99.7 million related to the change in fair value of Assumed Common Stock Warrant liabilities, non-cash expense of $23.3 million related to stock-based compensation, non-cash expense of $5.4 million related to amortization of premiums and accretion of discounts on marketable securities, and non-cash expense of $5.2 million related to depreciation and amortization.

Cash used during the six months ended June 30, 2020 included the effect of a net loss of $29.3 million adjusted for non-cash items including expenses of $4.4 million related to stock-based compensation and $3.1 million related to depreciation and amortization.

Cash Flows from Investing Activities

Our cash flows from investing activities to date have been comprised of purchases of property and equipment and purchases and maturities of our marketable securities. We expect the level of capital investment to increase substantially in the near future as we fully build out our engineering lines as well as acquire the property and equipment for QS-0.

Proceeds from the maturities of marketable securities increased to $411.0 million for the six months ended June 30, 2021, as compared to $62.0 million for the six months ended June 30, 2020 due to the timing of the maturity of securities. Proceeds from the sales of marketable securities during the six months ended June 30, 2021 was $121.5 million, as compared to $0 for the six months ended June 30, 2020. Cash used for the purchase of marketable securities in the six months ended June 30, 2021 was $819.3 million, a significant increase over the $24.4 million of cash used for the purchase of marketable securities in the six months ended June 30, 2020. Net cash used for property and equipment purchases in the six months ended June 30, 2021 was $43.7 million, a significant increase over the $9.9 million of cash used for equipment purchases in the six months ended June 30, 2020 including the purchases for QS-0.

Cash Flows from Financing Activities

The increase in cash provided by financing activities is due to $462.9 million in net proceeds received from the March 2021 Public Offering, $112.3 million received from the exercise of Public Warrants, $99.9 million in net proceeds received from the Series F Preferred Stock Agreements and approximately $9.5 million received from the exercise of stock options during the six months ended June 30, 2021.

Cash received from financing activities during the six months ended June 30, 2020 is related to proceeds received from the exercise of stock options.

Contractual Obligations and Commitments

We currently lease our headquarters, certain other warehouse space and certain equipment through 2032. On June 22, 2021, we amended the terms of our headquarter lease to provide for, among other things, an extension of the lease term to September 2032.

On April 2, 2021, we entered into a lease agreement for premises consisting of approximately 197,000 rentable square feet of space located in San Jose, California to be used for QS-0. The lease expires on September 30, 2032. The QS-0 lease is classified as a finance lease.

The following table summarizes our contractual obligations and other commitments for cash expenditures as of June 30, 2021 and the years in which these obligations are due (amounts in thousands):

	Total	Within 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(in thousands)
Operating lease obligations	$29,900	$2,389	$3,836	$5,289	$18,386
Finance lease obligations (1)	$50,223	$(4,591)	$7,917	$10,545	$36,352
Total	$80,123	$(2,202)	$11,753	$15,834	$54,738

(1)	The expected payments include expected reimbursements of $5.4 million, primarily for tenant improvement allowance.

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

We are an “emerging growth company” as defined in Section 2(a) of the Securities Act of 1933, as amended (the “Securities Act”) and have elected to take advantage of the benefits of the extended transition period for new or revised financial accounting standards. We expect to continue to take advantage of the benefits of the extended transition period, although we may decide to early adopt such new or revised accounting standards to the extent permitted by such standards. This may make it difficult or impossible to compare our financial results with the financial results of another public company that is either not an emerging growth company or is an emerging growth company that has chosen not to take advantage of the extended transition period exemptions because of the potential differences in accounting standards used.

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

Interest Rate Risk

The market interest risk in our financial instruments and our financial positions represents the potential loss arising from adverse changes in interest rates. As of June 30, 2021, we had cash and cash equivalents and marketable securities of $1.6 billion, consisting of interest-bearing money market accounts and marketable securities, for which the fair market value would be affected by change in the general level of U.S. interest rates. However, due to the short-term maturities and the low-risk profile of our investments, an immediate 10% change in the interest rate would not have a material effect on the fair market value of our cash and cash equivalents and marketable securities.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Report. Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of June 30, 2021, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

Other than execution of the material weakness remediation activities described below, there has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act), during the three months ended June 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Remediation of Previously Disclosed Material Weakness

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis.

We previously identified and disclosed in our Annual Report, as well as in our Quarterly Report on Form 10-Q filed for the quarter ended March 31, 2021, a material weakness related to the classification and accounting for the Assumed Common Stock Warrants, which did not operate effectively to appropriately apply the provisions of ASC 815-40.

In the second quarter of fiscal 2021, we implemented the below changes to our processes to improve our internal control over financial reporting to remediate the control deficiency that gave rise to the material weakness:

•

We studied and clarified our understanding of the accounting of contracts that may be settled in the Company’s own stock, such as warrants, as equity of the entity or as an asset or liability as highlighted in the Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”) issued by the SEC on April 12, 2021 (the “Staff Statement”).

•	We enhanced our accounting policy related to the accounting for such contracts to determine proper accounting in accordance with U.S. GAAP as clarified by the Staff Statement.
•	We designed and implemented a control over the calculations of the impact of the Assumed Common Stock Warrants on our financial statements.

After completion of the above, our management believes the previously identified material weakness has been remediated, subject to testing of the operating effectiveness of the control throughout the year.

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

•

We face significant challenges in our attempt to develop a solid-state battery cell and produce it at high volumes with acceptable quality, consistency, throughput and cost. The pace of development in materials science is often not predictable, and we may encounter delays and cost overruns related to planning, permitting, construction, equipment installation, utilities infrastructure installation and operations start-up of our manufacturing facilities. Delays or failures in accomplishing these and other development objectives may delay or prevent successful commercialization of our products.

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

Risks Related to Our Technology Development and Scale-Up

We face significant challenges in our attempt to develop a solid-state battery cell and produce it at high volumes with acceptable quality, consistency, throughput and cost. The pace of development in materials science is often not predictable, and we may encounter delays and cost overruns related to planning, permitting, construction, equipment installation, utilities infrastructure installation and operations start-up of our manufacturing facilities. Delays or failures in accomplishing these and other development objectives may delay or prevent successful commercialization of our products.

Developing lithium-metal solid-state batteries that meet the requirements for wide adoption by automotive OEMs is a difficult undertaking and, as far as we are aware, has never been done before. We are still in development stage and face significant challenges in completing development of our multi-layer battery cells and in producing battery cells in commercial volumes. Some of the development challenges that could prevent the introduction of our solid-state battery cell include difficulties with increasing the quality, consistency and throughput of our separators and cells, increasing the size and layer count of our multi-layer cells, increasing manufacturing to produce the volume of cells needed for our technology development and customer applications, installing, bringing up and optimizing higher volume manufacturing equipment, packaging design and engineering to ensure adequate cycle life, cost reduction, completion of the rigorous and challenging specifications required by our automotive partners, including but not limited to, calendar life, mechanical testing, and abuse testing and development of the final manufacturing processes.

Our solid-state separators are in the development stage. These separators have never been used before for battery applications (or to our knowledge, for any other applications) and there are significant quality, consistency, throughput, cost and manufacturing process challenges to be solved in order for the separators to be produced and used commercially. We are likely to encounter engineering challenges as we increase the lateral dimensions, reduce the thickness and increase the production volume of our solid-state separators. If we are not able to overcome these barriers in developing and producing its solid-state separators at commercial volumes, our business could fail.

To achieve target energy density, we need to stack our single-layer solid-state cells in a multi-layer format, which is enclosed within a single battery package. Depending upon our customer’s requirements, our battery cell may require dozens of single-layer cells within each battery package. We have tested 4-layer cells that measure 30x30mm, and recently initiated testing 4-layer cells and 10-layer cells in commercially relevant areas that measure 70x85mm, but we must make multi-layer cells in commercially relevant areas with dozens of layers and do so at a high yield without compromising performance, and while solving related packaging challenges in a way that is scalable and low-cost. There are significant engineering and mechanical challenges that we must overcome to build our multi-layer battery cells. In addition, we will need to acquire certain tools that we currently do not possess and develop the manufacturing process necessary to make these multi-layer battery cells in high volume. If we are not able to overcome these developmental hurdles in building our multi-layer cells, our business is likely to fail.

We are evaluating multiple cathode material compositions for inclusion in our solid-state battery cells and have not yet finalized the cathode composition or formulation. We also have not validated that the current cell design meets all automotive requirements. We have not yet validated a manufacturing process or acquired the tools necessary to produce high volumes of our cathode material that meets all commercial requirements. If we are not able to overcome these developmental and manufacturing hurdles our business likely will fail.

Even if we complete development and achieve volume production of our solid-state battery, if the cost, performance characteristics or other specifications of the battery fall short of our targets, our sales, product pricing and margins would likely be adversely affected.

In addition, we must advance our manufacturing processes to include more automation, such as automated stackers, and to use higher volume tools and processes, such as moving to larger continuous flow equipment. We may encounter delays or unexpected challenges in the delivery, installation and operation of the new equipment. Examples include global supply chain issues that impact our equipment suppliers, supplier non-performance, equipment damage in transit, and COVID-related delays. Further, we must build QS-0 to produce engineering samples or prototype cells in the high volumes needed for our development work and to supply to prospective customers for testing. We could encounter significant delays and cost overruns related to planning, permitting, construction, equipment installation, utilities infrastructure installation, and operations start-up of our manufacturing facilities, including QS-0. For example, at our proposed QS-0 facility, we are working with our local utility company to increase electrical power supply to levels sufficient to meet our planned power demands, and delays in this project could impact the capacity at which we can run the facility; and certain of our construction contractors have previously reported delays due to labor strikes of their employees that have recently been resolved. We must substantially improve our manufacturing processes to increase yield and throughput to achieve the cost, performance and volume levels required for commercial shipments. In addition, our multi-layer battery cells must simultaneously satisfy all of the commercial requirements of our customers.

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

We require significant capital to develop and grow our business and expect to incur significant expenses, including those relating to research and development, raw material procurement, leases, sales and distribution as we build our brand and market our batteries, and general and administrative costs as we scale our operations. Our ability to become profitable in the future will not only depend on our ability to successfully market our solid-state batteries and services, but also to control our costs and achieve the target cost projections that we have, including our projected 17% cost advantage when compared to the costs of building traditional lithium-ion batteries at scale. If we are unable to cost-efficiently design, manufacture, market, sell and distribute our solid-state batteries and services, our margins, profitability and prospects would be materially and adversely affected. We have not yet produced any solid-state battery cells at the commercial size or in volume and our forecasted cost advantage for the production of these cells at scale, compared to conventional lithium-ion cells, will require us to achieve rates of throughput, use of electricity and consumables, yield, and rate of automation demonstrated for mature battery, battery material, and ceramic manufacturing processes, that we have not yet achieved. If we are unable to achieve these targeted rates, our business will be adversely impacted.

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

The joint venture structure we agreed to with Volkswagen is intended, in part, to protect our intellectual property. Certain key battery technology will continue to be owned by us and will be provided to the joint venture through a limited license for purposes of QS-1. We and Volkswagen still need to agree on the license terms for this battery technology license for QS-1 Expansion. The joint venture terminates upon the earliest to occur of (i) Volkswagen exercising specified put rights in the event of, amongst others, (a) a change of control of our company, or (b) the failure by us to meet specified development milestones within certain timeframes, (ii) us exercising specified call rights or Volkswagen exercising specified put rights if, among other things, the parties cannot agree to commercial terms for QS-1 or QS-1 Expansion within certain timeframes, (iii) a certain date after commencement of production of a Volkswagen series production vehicle using our battery cells (or an alternative end date if no such production was commenced after certain technical milestones with respect to our battery cell technology were reached) and (iv) December 31, 2028.

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

As of June 30, 2021, Volkswagen beneficially owns approximately 22% of our Class A Common Stock and 16% of our Class B Common Stock outstanding, representing 18% of the vote, and our executive officers, directors and their affiliates as a group beneficially own approximately 36% of our Class A Common Stock and 65% of our Class B Common Stock outstanding, representing 59% of the vote. As a result, these stockholders will be able to exercise a significant level of control over all matters requiring stockholder approval, including the election of directors, any amendment of our amended and restated certificate of incorporation (the “Certificate of Incorporation”) and approval of significant corporate transactions. In addition, Volkswagen holds the right to designate two directors to our Board. This control could have the effect of delaying or preventing a change of control or changes in our management and will make the approval of certain transactions difficult or impossible without the support of these stockholders and of their votes.

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

We are an early stage company with a history of financial losses and expect to incur significant expenses and continuing losses from operations for the foreseeable future.

We incurred a loss from operations of approximately $49.6 million and $94.3 million, a net income of approximately $81.0 million and $5.9 million for the three and six months ended June 30, 2021, respectively and an accumulated deficit of approximately $2.0 billion from our inception in 2010 through June 30, 2021. The net income in the three and six months is due to the non-cash fair value change of the Assumed Common Stock Warrant liabilities. We believe that we will continue to incur operating losses each quarter until at least the time we begin significant production of our lithium-metal solid-state batteries, which is not expected to occur until 2024 or 2025, and may occur later.

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

The pandemic has resulted in government authorities implementing numerous measures to try to contain the virus, such as travel bans and restrictions, quarantines, stay-at-home or shelter-in-place orders, and business shutdowns. For example, employees at our headquarters located in San Jose, California have been subject to a stay-at-home orders from the state and local governments. These measures have limited operations in our San Jose headquarters and have and may continue to adversely impact our employees, research and development activities and operations and the operations of our suppliers, vendors and business partners, and may negatively impact our sales and marketing activities. In addition, various aspects of our business cannot be conducted remotely, including many aspects of the development and manufacturing of our solid-state material and our battery cells. These measures by government authorities may remain in place for a significant period of time and they are likely to continue to adversely affect our future manufacturing plans, sales and marketing activities, business and results of operations. We may take further actions as may be required by government authorities or that we determine are in the best interests of our employees, suppliers, vendors and business partners.

The extent to which the COVID-19 pandemic continues to impact our business, prospects and results of operations will depend on future developments, which are highly uncertain and cannot be predicted, including the duration and spread of the pandemic, its severity, the actions to contain the virus or treat its impact, including the distribution and administration of effective vaccines, and how quickly and to what extent normal economic and operating activities can resume. Even after the COVID-19 pandemic has subsided, we may continue to experience an adverse impact to our business as a result of the global economic impact, including any recession that has occurred or may occur in the future.

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

For example, on December 11, 2020, a putative class action lawsuit was filed in the New York State Supreme Court by a purported QuantumScape warrantholder against the Company. We removed the case to federal court. On March 26, 2021, plaintiff amended the complaint to drop the class allegations. The amended complaint alleges, among other things, that plaintiff was entitled to exercise his warrants within 30 days of the closing of the business combination between QuantumScape and Kensington (the “Closing”) and that the proxy statement/prospectus/information statement dated September 21, 2020 and November 12, 2020 is misleading and/or omits material information concerning the exercise of the warrants. The complaint seeks monetary damages for alleged breach of contract, securities law violations, fraud, and negligent misrepresentation. QuantumScape’s motion to dismiss the securities-law violations, fraud, and negligent misrepresentation claims is currently pending before the court.

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

Between January 5, 2021 and May 4, 2021, four putative class action lawsuits were filed in the Northern District of California by purported purchasers of QuantumScape securities against the Company and its Chief Executive Officer or against the Company, certain members of management and the Board, and VGA. The court consolidated the actions and appointed a lead plaintiff and counsel. Lead plaintiff filed a consolidated complaint on June 21, 2021, which alleges a purported class that includes all persons who purchased or acquired our securities between November 27, 2020 and April 14, 2021.  The consolidated complaint names the Company, its Chief Executive Officer, its Chief Financial Officer, and its Chief Technology Officer as defendants. The consolidated complaint alleges that the defendants purportedly made false and/or misleading statements and failed to disclose material adverse facts about the Company’s business, operations, and prospects, including information regarding the Company’s battery technology. Defendants’ motion to dismiss the consolidated complaint is expected to be fully briefed and heard by the court in December 2021.

Two shareholder derivative suits were also filed in February 2021 against 11 officers and directors of the Company and have been consolidated into one action, with the first-filed complaint being designated the operative one.  QuantumScape is the nominal defendant. The complaint alleges that the individual defendants breached various duties to the Company and contains additional similar allegations based on the same general allegations in the class action described immediately above. VGA is also named as a defendant in the derivative litigation. The derivative litigation is currently stayed, with the parties having the option of giving notice if they no longer consent to the stay.

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

The availability and effectiveness of our batteries, and our ability to conduct our business and operations, depend on the continued operation of information technology and communications systems, some of which we have yet to develop or otherwise obtain the ability to use. Systems used in our business, including data centers and other information technology systems, will be vulnerable to damage or interruption. Such systems could also be subject to break-ins, sabotage corporate or state-sponsored espionage, and intentional acts of vandalism, as well as disruptions and security incidents as a result of non-technical issues, including intentional or inadvertent acts or omissions by employees, service providers, or others. We anticipate using outsourced service providers to help provide certain services, and any such outsourced service providers face similar security and system disruption risks as us. Some of the systems used in our business will not be fully redundant, and our disaster recovery planning cannot account for all eventualities. Any data security incidents or other disruptions to any data centers or other systems used in our business could result in lengthy interruptions in our service and may adversely affect our business, prospects, financial condition and operating results.

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

Our results of operations and financial condition could be materially affected by the enactment of legislation implementing changes in the U.S. or foreign taxation of business activities or the adoption of other tax reform policies.

As we expand the scale of our business activities, any changes in the U.S. or foreign taxation of such activities may increase our worldwide effective tax rate and harm our business, results of operations, and financial condition. For example, recently, the Biden administration proposed to increase the U.S. corporate income tax rate from 21% to 28%, increase U.S. taxation of international business operations and impose a global minimum tax. The impact of future changes to U.S. and foreign tax law on our business is uncertain and could be adverse, and we will continue to monitor and assess the impact of any such changes.

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

The trading price of our Class A Common Stock has been and may in the future continue to be subject to extreme volatility. For example, from November 27, 2020, the date our Class A Common Stock began trading on the NYSE, through June 30, 2021, our Class A Common Stock has experienced an intra-day trading high of $132.73 per share and an intra-day trading low of $23.76 per share. At certain times during such period, the daily fluctuations in the trading price of our Class A Common Stock were substantially greater than 10%. We cannot predict the magnitude of future fluctuations in the trading price of our Class A Common Stock. The trading price of our Class A Common Stock may be affected by a number of factors, including events described in the risk factors set forth in this Report and in our other reports filed with the SEC from time to time, as well as our operating results, financial condition and other events or factors. Any of the factors listed below could have a material adverse effect on your investment in our securities. Factors affecting the trading price of our securities may include:

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
•

the expiration of certain contractual lock-up agreements with our executive officers, directors and stockholders in May 2021, and any future agreements we may enter into in the future from time to time; and

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

Sales of a substantial number of shares of our Class A Common Stock in the public market after our March 2021 Public Offering or in connection with the expiration of certain contractual lock-up agreements in May 2021, or the perception that such sales could occur, could adversely affect the market price of our Class A Common Stock and may make it more difficult for you to sell your Class A Common Stock at a time and price that you deem appropriate. As of June 30, 2021, we have approximately 304,933,061 shares of Class A Common Stock and 109,606,774 shares of Class B Common Stock outstanding. All of the shares of Class A Common Stock sold in the March 2021 Public Offering are freely tradable without restrictions or further registration under the Securities Act, except for any shares sold to any of our “affiliates” as defined in Rule 144 under the Securities Act.

In connection with the Business Combination Agreement and the transactions contemplated by the Business Combination Agreement, certain holders of the Company’s securities entered into a Registration Rights and Lock-Up Agreement, and certain other lock-up agreements, pursuant to which they agreed to certain restrictions on the transfer of QuantumScape securities.

In addition, in connection with the March 2021 Public Offering, (i) we agreed that, without the prior written consent of Goldman Sachs & Co. LLC and Morgan Stanley & Co. LLC on behalf of the underwriters and subject to certain exceptions, we would not offer, sell, or agree to sell, directly or indirectly, any Company securities for a period of 90 days from the date of the final prospectus relating to the March 2021 Public Offering, and (ii) each of our directors and executive officers agreed with the underwriters, subject to certain exceptions, not to dispose of or hedge any shares of our common stock or securities convertible into or exchangeable for shares of our common stock during the period from the date of such agreement continuing through May 21, 2021, except with the prior written consent of Goldman Sachs & Co. LLC and Morgan Stanley & Co. LLC.

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

Shares of Class B Common Stock have 10 votes per share, while shares of Class A Common Stock have one vote per share. Although no one holder or group of holders has control of more than 30% of the voting power of our capital stock, as of June 30, 2021 the holders of the Class B Common Stock control approximately 78% of the voting power of our capital stock and therefore collectively control matters submitted to our stockholders for approval, including the election of directors, amendments of our organizational documents and any merger, consolidation, sale of all or substantially all of our assets or other major corporate transactions. Even though these holders are not party to any agreement that requires them to vote together, they may have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. This concentrated control may have the effect of delaying, preventing or deterring a change in control of us, could deprive our stockholders of an opportunity to receive a premium for their capital stock as part of a sale of us, and might ultimately affect the market price of shares of our Class A Common Stock.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits.

Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date

10.1	Series F Closing Agreement, dated March 30, 2021, by and among the Company, Legacy QuantumScape and VGA.	8-K	001-39345	1.1	4/1/2021

10.2	Lease Agreement, dated April 2, 2021, between Exeter 1710 Automation, LLC and Legacy QuantumScape.	S-1/A	333-251433	10.34	5/10/2021

10.3	Letter Agreement dated May 13, 2021, by and among Legacy QuantumScape, Volkswagen Group of America, Inc, Volkswagen Group of America Investments, LLC and QSV Operations LLC.	8-K	001-39345	10.1	5/17/2021

10.4	Second Amendment to Lease, dated June 22, 2021, between Legacy QuantumScape and SI 55, LLC.	8-K	001-39345	10.1	6/28/2021

10.5	Guaranty of Lease, dated June 22, 2021, between Legacy QuantumScape and SI 55, LLC.	8-K	001-39345	10.2	6/28/2021

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QuantumScape Corporation

Date: July 29, 2021	By:	/s/ Jagdeep Singh
Jagdeep Singh
Chief Executive Officer (Principal Executive Officer)

Date: July 29, 2021	By:	/s/ Kevin Hettrich
Kevin Hettrich
Chief Financial Officer (Principal Financial Officer)