Form 10-Q
period 2021-09-30
QuantumScape Corp
filed 2021-10-28
CIK 1811414

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

The number of shares of the registrant’s Class A Common Stock, par value $0.0001 per share outstanding was 325,706,537, and the number of shares of the registrant’s Class B Common Stock, par value $0.0001 per share outstanding was 96,740,426, as of October 21, 2021.

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
•
delays in starting up the expected operations of our current and planned facilities, including the addition of an approximately 197,000 square foot pre-pilot line facility in California (“QS-0”), a 1GWh pilot-production line (“QS-1”), and subsequently the expansion to the full 21GWh target (“QS-1 Expansion”);
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
•
the outcome of any known and unknown litigation and regulatory proceedings and any changes to regulations;
•
the impact of worldwide economic, political, industry, and market conditions, including the continued effects of the global COVID-19 pandemic;
•
any further changes to our financial statements or this Report that may be required due to SEC comments or further guidance regarding the accounting treatment of the Assumed Common Stock Warrants (as defined in Note 2 to the condensed consolidated financial statements in this Report);
•
the effectiveness of the Company’s disclosure controls and procedures and internal control over financial reporting; and
•
the quantitative effects of the restatement of our previously issued consolidated financial statements as of and for the period ended December 31, 2020.

Other risks and uncertainties set forth in this Report, including risk factors discussed in Item 1A under the heading, “Risk Factors.”

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

QuantumScape Corporation

Condensed Consolidated Balance Sheets (Unaudited)

(In Thousands, Except per Share Amounts)

	September 30,	December 31,
	2021	2020
Assets
Current assets
Cash and cash equivalents ($3,382 and $3,406 as of September 30, 2021 and December 31, 2020, respectively, for joint venture)	$346,156	$113,216
Marketable securities	1,197,572	884,336
Prepaid expenses and other current assets	8,611	11,616
Total current assets	1,552,339	1,009,168
Property and equipment, net	135,677	43,696
Right-of-use assets - finance lease	37,290	—
Right-of-use assets - operating lease	22,911	11,712
Other assets	11,069	2,193
Total assets	$1,759,286	$1,066,769
Liabilities, redeemable non-controlling interest and stockholders’ equity
Current liabilities
Accounts payable	$22,403	$5,383
Accrued liabilities	6,370	2,701
Accrued compensation	5,604	2,391
Operating lease liability, short-term	1,552	1,220
Finance lease liability, short-term	152	—
Strategic premium, short-term	201	655
Total current liabilities	36,282	12,350
Operating lease liability, long-term	22,102	11,244
Finance lease liability, long-term	44,120	—
Assumed common stock warrant liabilities	—	689,699
Total liabilities	102,504	713,293
Commitments and contingencies (see Note 8)
Redeemable non-controlling interest	1,694	1,704
Stockholders’ equity
Preferred stock- $0.0001 par value; 100,000 shares authorized, none issued and outstanding as of September 30, 2021 and December 31, 2020	—	—
Common stock - $0.0001 par value; 1,250,000 shares authorized (1,000,000 Class A and 250,000 Class B); 325,702 Class A and 96,740 Class B shares issued and outstanding as of September 30, 2021, 207,769 Class A and 156,225 Class B shares issued and outstanding as of December 31, 2020	42	36
Additional paid-in-capital	3,612,054	2,329,406
Accumulated other comprehensive loss	(629)	(31)
Accumulated deficit	(1,956,379)	(1,977,639)
Total stockholders’ equity	1,655,088	351,772
Total liabilities, redeemable non-controlling interest and stockholders’ equity	$1,759,286	$1,066,769

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

QuantumScape Corporation

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) (Unaudited)

(In Thousands, Except per Share Amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Operating expenses:
Research and development	$39,467	$16,977	$104,708	$42,373
General and administrative	14,365	3,713	43,421	8,460
Total operating expenses	53,832	20,690	148,129	50,833
Loss from operations	(53,832)	(20,690)	(148,129)	(50,833)
Other (loss) income:
Interest expense	(359)	(8,947)	(597)	(8,947)
Interest income	605	143	1,201	962
Change in fair value of assumed common stock warrant liabilities	68,934	—	168,674	—
Change in fair value of Series F convertible preferred stock tranche liabilities	—	(347,120)	—	(347,120)
Other income	3	760	101	760
Total other income (loss)	69,183	(355,164)	169,379	(354,345)
Net income (loss)	15,351	(375,854)	21,250	(405,178)
Less: Net loss attributable to non-controlling interest, net of tax of $0	—	(1)	(10)	(6)
Net income (loss) attributable to common stockholders	$15,351	$(375,853)	$21,260	$(405,172)
Net income (loss)	$15,351	$(375,854)	$21,250	$(405,178)
Other comprehensive income (loss):
Unrealized gain (loss) on marketable securities	65	(107)	(598)	(50)
Total comprehensive income (loss)	15,416	(375,961)	20,652	(405,228)
Less: Comprehensive loss attributable to non-controlling interest	—	(1)	(10)	(6)
Comprehensive income (loss) attributable to common stockholders	$15,416	$(375,960)	$20,662	$(405,222)

Net income (loss) per share of common stock attributable to common stockholders
Basic	$0.04	$(1.57)	$0.05	$(1.69)
Diluted	$(0.13)	$(1.57)	$(0.36)	$(1.69)
Weighted-average shares used in computing net income (loss) per share of common stock
Basic	417,829	239,922	397,370	239,838
Diluted	420,649	239,922	404,369	239,838

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

QuantumScape Corporation

Condensed Consolidated Statements of Redeemable Non-Controlling Interest and Stockholders’ Equity (Unaudited)

(In Thousands, Except Share and per Share Amounts)

	Redeemable Non- Controlling	Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
Three Months Ended September 30, 2021	Interest	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
Balance as of June 30, 2021	$1,694	414,539,835	$41	$3,478,814	$(1,971,730)	$(694)	$1,506,431
Exercise of stock option	—	1,243,545	—	1,880	—	—	1,880
Shares issued upon vesting of restricted stock units	—	992,484	—	—	—	—	—
Exercise of warrants	—	5,666,799	1	118,633	—	—	118,634
Stock-based compensation	—	—	—	12,727	—	—	12,727
Net income	—	—	—	—	15,351	—	15,351
Unrealized gain on marketable securities	—	—	—	—	—	65	65
Balance as of September 30, 2021	$1,694	422,442,663	$42	$3,612,054	$(1,956,379)	$(629)	$1,655,088

	Redeemable Non- Controlling	Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
Nine Months Ended September 30, 2021	Interest	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
Balance as of December 31, 2020	$1,704	363,993,705	$36	$2,329,406	$(1,977,639)	$(31)	$351,772
Exercise of stock option	—	11,772,597	1	11,331	—	—	11,332
Shares issued upon vesting of restricted stock units	—	3,997,984	—	—	—	—	—
Exercise of warrants	—	15,497,043	2	672,454	—	—	672,456
Issuance of Class A Common Stock, net of issuance costs of $15.5 million	—	11,960,000	1	462,925	—	—	462,926
Issuance of Class A Common Stock pursuant to Legacy QuantumScape Series F Preferred Stock Purchase Agreement, net of issuance costs of $0.1 million	—	15,221,334	2	99,928	—	—	99,930
Stock-based compensation	—	—		36,010	—	—	36,010
Net income (loss)	(10)	—		—	21,260	—	21,260
Unrealized loss on marketable securities	—	—		—	—	(598)	(598)
Balance as of September 30, 2021	$1,694	422,442,663	$42	$3,612,054	$(1,956,379)	$(629)	$1,655,088

	Redeemable Non- Controlling	Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
Three Months Ended September 30, 2020	Interest	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
Balance as of June 30, 2020	$1,705	239,798,774	$24	$448,836	$(325,181)	$147	$123,826
Exercise of stock option	—	396,618	—	306	—	—	306
Stock-based compensation	—	—	—	4,871	—	—	4,871
Net loss	(1)	—	—	—	(375,853)	—	(375,853)
Unrealized loss on marketable securities	—	—	—	—	—	(107)	(107)
Balance as of September 30, 2020	$1,704	240,195,392	$24	$454,013	$(701,034)	$40	$(246,957)

	Redeemable Non- Controlling	Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
Nine Months Ended September 30, 2020	Interest	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
Balance as of December 31, 2019	$1,710	239,777,057	$24	$444,440	$(295,862)	$90	$148,692
Exercise of stock option	—	418,335	—	320	—	—	320
Stock-based compensation	—	—	—	9,253	—	—	9,253
Net loss	(6)	—	—	—	(405,172)	—	(405,172)
Unrealized loss on marketable securities	—	—	—	—	—	(50)	(50)
Balance as of September 30, 2020	$1,704	240,195,392	$24	$454,013	$(701,034)	$40	$(246,957)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

QuantumScape Corporation

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In Thousands)

	Nine Months Ended September 30,
	2021	2020
Operating activities
Net income (loss)	$21,250	$(405,178)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	7,632	4,716
Amortization of right-of-use assets- operating lease	1,177	915
Amortization of right-of-use assets- finance lease	1,413	—
Amortization of premiums and accretion of discounts on marketable securities	9,055	212
Stock-based compensation expense	36,010	9,253
Change in fair value of convertible preferred stock warrant liabilities	—	8,947
Change in fair value of convertible preferred stock tranche liabilities	—	347,120
Change in fair value of assumed common stock warrant liabilities	(168,674)	—
Other	223	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	2,419	(491)
Accounts payable, accrued liabilities and accrued compensation	7,361	1,193
Operating lease liability	(1,168)	(801)
Net cash used in operating activities	(83,302)	(34,114)
Investing activities
Purchases of property and equipment, net	(82,396)	(13,912)
Proceeds from maturities of marketable securities	611,005	88,000
Proceeds from sales of marketable securities	172,293	—
Purchases of marketable securities	(1,106,167)	(50,633)
Net cash (used in) provided by investing activities	(405,265)	23,455
Financing activities
Proceeds from exercise of stock options	11,332	320
Proceeds from exercise of warrants	151,431	—
Payment of Business Combination share issuance costs	(1,016)	(2,283)
Proceeds from issuance of common stock, net of issuance costs paid	462,926	—
Proceeds from issuance of Class A Common Stock pursuant to Legacy QuantumScape Series F Preferred Stock Purchase Agreement, net of issuance costs	99,930	(208)
Proceeds from finance lease, net of principal payment	5,210	—
Net cash (used in) provided by financing activities	729,813	(2,171)
Net increase (decrease) in cash, cash equivalents and restricted cash	241,246	(12,830)
Cash, cash equivalents and restricted cash at beginning of period	115,410	25,596
Cash, cash equivalents and restricted cash at end of period	$356,656	$12,766
Supplemental disclosure of cash flow information
Cash paid for interest	$238	$—
Purchases of property and equipment, accrued but not paid	$21,724	$3,003
Business Combination expense, accrued but not paid	$—	$1,801
Series F convertible preferred stock issuance cost, accrued but not paid	$—	$111
Fair value of assumed common stock warrants exercised	$521,025	$—

The following presents the Company’s cash, cash equivalents and restricted cash by category in the Company’s Condensed Consolidated Balance Sheets (Unaudited):

	As of September 30,
	2021	2020
Cash and cash equivalents	$346,156	$10,573
Other assets	10,500	2,193
Total cash, cash equivalents and restricted cash	$356,656	$12,766

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

QuantumScape Corporation

Notes to Condensed Consolidated Financial Statements (Unaudited)

September 30, 2021

Note 1. Organization

The original QuantumScape Corporation, now named QuantumScape Battery, Inc. (“Legacy QuantumScape”) was founded in 2010 with the mission to revolutionize energy storage to enable a sustainable future.

On November 25, 2020 (the “Closing Date”), Kensington Capital Acquisition Corp. (“Kensington”), a special purpose acquisition company, consummated the Business Combination Agreement (the “Business Combination Agreement”) dated September 2, 2020, by and among Kensington, Kensington Merger Sub Corp., a Delaware corporation and wholly owned subsidiary of Kensington (“Merger Sub”), and Legacy QuantumScape.

Pursuant to the terms of the Business Combination Agreement, a business combination between Kensington and Legacy QuantumScape was effected through the merger of Merger Sub with and into Legacy QuantumScape, with Legacy QuantumScape surviving as the surviving company and as a wholly-owned subsidiary of Kensington (the “Merger” and, collectively with the other transactions described in the Business Combination Agreement, the “Business Combination”). On the Closing Date, Kensington changed its name to QuantumScape Corporation (the “Company”).

The Company is focused on the development and commercialization of its solid-state lithium-metal batteries. Planned principal operations have not yet commenced. As of September 30, 2021, the Company has not derived revenue from its principal business activities.

Beginning in March 2020, the COVID-19 pandemic and the measures imposed to contain this pandemic have disrupted and are expected to continue to impact the Company’s business. In California, many of the COVID-19 restrictions have been relaxed, but there is concern that some or all of these restrictions may be reimposed if there is a significant increase in the reported cases of COVID-19 and related variants. The magnitude of the impact of the COVID-19 pandemic on the Company’s productivity, results of operations and financial position, and its disruption to the Company’s business and battery development and timeline, will depend in part, on the length and severity of these restrictions and on the Company’s ability to conduct business in the ordinary course.

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

Unaudited Interim Condensed Consolidated Financial Statements

The accompanying interim condensed consolidated balance sheet as of September 30, 2021, the interim condensed consolidated statements of redeemable non-controlling interest and stockholders’ equity, the interim condensed consolidated statements of operations and comprehensive loss, and the interim condensed consolidated statements of cash flows for the three and nine months ended September 30, 2021 and 2020, are unaudited. The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited annual consolidated financial statements and, in management’s opinion, include all adjustments consisting of only normal recurring adjustments necessary for the fair statement of the Company’s financial position as of September 30, 2021 and its results of operations and cash flows for the three and nine months ended September 30, 2021 and 2020. The financial data and the other financial information disclosed in the notes to these condensed consolidated financial statements related to the three-month and nine-month periods are also unaudited. The results of operations for the three and nine months ended September 30, 2021 are not necessarily indicative of the results to be expected for the full fiscal year or any other period.

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

Volkswagen is a related party stockholder (approximately 19.2% and 13.2% voting interest holder of the Company as of September 30, 2021 and December 31, 2020, respectively). Upon the effectiveness of the JVA, each party contributed $1.7 million in cash to capitalize QSV in exchange for 50% equity interests.

The joint venture is considered a VIE with a related party and therefore the related party whose business is more closely related to the planned operations of the joint venture is required to consolidate the operations.

The Company determined its operations were most closely aligned with the operations of the joint venture and therefore has consolidated the results of QSV’s operations in its Condensed Consolidated Balance Sheets, Condensed Consolidated Statements of Operations and Comprehensive Loss and Condensed Consolidated Statements of Redeemable Non-Controlling Interest and Stockholders’ Equity. QSV had minimal operations through September 30, 2021.

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

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to credit risk consist principally of cash and cash equivalents and marketable securities. As of September 30, 2021 and December 31, 2020, approximately $170.3 million and $12.2 million of our total cash and cash equivalents and marketable securities, are held in U.S. money market funds, and $801.4 million and $977.3 million are invested in U.S. government and agency securities, respectively. The Company seeks to mitigate its credit risk with respect to cash and cash equivalents and marketable securities by making deposits with large, reputable financial institutions and investing in high credit rated shorter-term instruments.

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

Restricted cash is comprised of $10.5 million, all of which is pledged as a form of security for the Company’s lease agreements for its headquarters facility as of September 30, 2021. As of December 31, 2020, restricted cash was $2.2 million.

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

For the three months ended September 30, 2021 and 2020, the Company recorded amortization of $0.2 million in both periods. For the nine months ended September 30, 2021 and 2020, the Company recorded amortization of $0.5 million in both periods.

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

These warrants were exercised as of December 31, 2020 and there were none outstanding as of September 30, 2021.

Assumed Common Stock Warrants Liability

The Company assumed 11,499,989 public warrants (the “Public Warrants”) and 6,650,000 private placement warrants (the “Private Placement Warrants”, and the Public Warrants together with the Private Placement Warrants, the “Assumed Common Stock Warrants”) upon the Business Combination, all of which were issued in connection with Kensington’s initial public offering (other than 75,000 Private Placement Warrants that were issued in connection with the closing of the Business Combination, which are referred to as the Working Capital Warrants) and entitled each holder to purchase one share of Class A Common Stock at an exercise price of $11.50 per share. The Public Warrants were publicly traded and were exercisable for cash unless certain conditions occurred, such as the failure to have an effective registration statement related to the shares issuable upon exercise or redemption by the Company under certain conditions, at which time the warrants could be cashless exercised. The Private Placement Warrants were transferable, assignable or salable in certain limited exceptions. The Private Placement Warrants were exercisable for cash or on a cashless basis, at the holder’s option, and were non-redeemable until September 28, 2021 so long as they were held by the initial purchasers or their permitted transferees. If the Private Placement Warrants were held by someone other than the initial purchasers or their permitted transferees, the Private Placement Warrants would have ceased to be Private Placement Warrants, and would have become Public Warrants and would be redeemable by the Company and exercisable by such holders on the same basis as the other Public Warrants.

The Company evaluated the Assumed Common Stock Warrants under ASC 815-40, Derivatives and Hedging—Contracts in Entity’s Own Equity (“ASC 815-40”), and concluded they did not meet the criteria to be classified in stockholders’ equity. Specifically, the exercise of the Assumed Common Stock Warrants could have been settled in cash upon the occurrence of a tender offer or exchange that involves 50% or more of our Class A stockholders. Because not all of the voting stockholders need to participate in such tender offer or exchange to trigger the potential cash settlement and the Company does not control the occurrence of such an event, the Company concluded that the Assumed Common Stock Warrants did not meet the conditions to be classified in equity. Since the Assumed Common Stock Warrants meet the definition of a derivative under ASC 815, the Company recorded these warrants as liabilities on the Condensed Consolidated Balance Sheets at fair value, with subsequent changes in their respective fair values recognized in the change in fair value of Assumed Common Stock Warrant liabilities within the Consolidated Statement of Operations and Comprehensive Income (Loss) at each reporting date prior to exercise or redemption. As described in Note 5, the Public Warrants were publicly traded and thus had an observable market price to estimate fair value, and the Private Placement Warrants were effectively valued similar to the Public Warrants when the Public Warrants were publicly traded, and consistent with the intrinsic value of the Company’s common stock subsequent to the redemption of the Public Warrants.

As described in Note 9 below, the Company announced that it had elected to redeem its outstanding Public Warrants and Private Placement Warrants in July and August 2021, respectively. As of September 30, 2021, no Public Warrants or Private Placement Warrants were outstanding. As of December 31, 2020, 11,499,989 Public Warrants and 6,650,000 Private Placement Warrants were outstanding.

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

Given the lack of a public market for the Company’s common stock prior to the Business Combination and the Company’s minimal history as a public company subsequent to the Business Combination, the estimate for volatility is based on an average of the historical volatilities of the common stock of several entities with characteristics similar to those of the Company. Since these comparable companies operate in the same industry segment, the Company expects that it would share similar characteristics, such as risks profiles, volatility, capital intensity, clientele, and market growth patterns and drivers.

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

The first offering period for the ESPP commenced in June 2021. The ESPP provides eligible employees with opportunity to purchase shares of the Company’s Class A Common Stock at a discount through payroll deductions. A participant may purchase a maximum of 1,000 shares of Class A Common Stock during each six-month offering period. As of September 30, 2021, 7.6 million shares of Class A Common Stock are reserved for future issuance under the ESPP. No shares were purchased under the ESPP during the three and nine months ended September 30, 2021.

The Company estimates the fair value of restricted stock units based on the closing price of the Company’s Class A Common Stock on the date of grant.

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

The Company has no provision for income taxes for the three and nine months ended September 30, 2021 and 2020. The Company has no current tax expense from losses and no deferred expense from the valuation allowance. The Company’s effective tax rate differs from the U.S. statutory rate primarily due to a valuation allowance against its net deferred tax assets as it is more likely than not that some or all of the deferred tax assets will not be realized.

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

Note 3. Recent Accounting Pronouncements

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which is intended to simplify various aspects related to accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in ASC 740 and also clarifies and amends existing guidance to improve consistent application. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020, with early adoption permitted. The Company adopted this guidance on January 1, 2021. The adoption of this guidance did not have a material impact on its consolidated financial statements and related disclosures.

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

Note 5. Fair Value Measurement

The Company’s financial assets and liabilities subject to fair value measurements on a recurring basis and the level of inputs used for such measurements were as follows (amounts in thousands):

	Fair Value Measured as of September 30, 2021
	Level 1	Level 2	Level 3	Total
Assets included in:
Money market funds(1)	$170,257	$—	$—	$170,257
Commercial paper(2)	—	293,957	—	293,957
U.S. government securities(2)	—	801,396	—	801,396
Corporate notes and bonds(2)	—	270,282	—	270,282
Total fair value	$170,257	$1,365,635	$—	$1,535,892

	Fair Value Measured as of December 31, 2020
	Level 1	Level 2	Level 3	Total
Assets included in:
Money market funds(1)	$12,235	$—	$—	$12,235
U.S. government securities(2)	—	977,326	—	977,326
Total fair value	$12,235	$977,326	$—	$989,561
Liabilities included in:
Assumed common stock warrants (Public)	$436,999	$—	$—	$436,999
Assumed common stock warrants (Private Placement)	—	252,700	—	252,700
Total fair value	$436,999	$252,700	$—	$689,699

(1)
Money market funds are included in cash and cash equivalents on the Condensed Consolidated Balance Sheet.
(2)
As of September 30, 2021 and December 31, 2020, marketable securities with original maturities of three months or less of $168.1 million and $105.2 million, respectively, are included in cash and cash equivalents on the Condensed Consolidated Balance Sheet.

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

The Company performs routine procedures such as comparing prices obtained from independent sources to ensure that appropriate fair values are recorded. Because the transfer of Private Placement Warrants to anyone outside of certain permitted transferees of Kensington Capital Sponsor LLC (the “Sponsor”) would result in the Private Placement Warrants having substantially the same terms as the Public Warrants, the Company determined that the fair value of each Private Placement Warrant is consistent with that of a Public Warrant while the Public Warrants were publicly traded, and consistent with the intrinsic value of the Company’s common stock subsequent to the redemption of the Public Warrants. Accordingly, the Private Placement Warrants were classified as Level 2 financial instruments prior to their redemption.

There have been no changes to the valuation methods utilized during the nine months ended September 30, 2021. As of September 30, 2021 and December 31, 2020, the carrying values of cash and cash equivalents, accounts payable and accrued liabilities approximate their respective fair values due to their short-term nature.

Marketable Securities

The following table summarizes, by major security type, the Company’s assets that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy. Amortized cost net of unrealized gain (loss) is equal to fair value as of September 30, 2021 and December 31, 2020. The fair value as of September 30, 2021 and December 31, 2020, are as follows (amounts in thousands):

	September 30, 2021
	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
Level 1 securities
Money market funds	$170,257	$—	$—	$170,257
Level 2 securities
Commercial paper	293,957	—	—	293,957
US government securities	801,559	47	(210)	801,396
Corporate notes and bonds	270,748	21	(487)	270,282
Total	$1,536,521	$68	$(697)	$1,535,892

	December 31, 2020
	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
Level 1 securities
Money market funds	$12,235	$—	$—	$12,235
Level 2 securities
US government securities	977,357	24	(55)	977,326
Total	$989,592	$24	$(55)	$989,561

Any realized gains and losses and interest income are included in interest income.

The Company regularly reviews its available-for-sale marketable securities in an unrealized loss position and evaluates the current expected credit loss by considering factors such as historical experience, market data, issuer-specific factors, and current economic conditions. The aggregate fair value of 84 and 12 marketable securities in unrealized loss position was $669.1 million and $419.2 million as of September 30, 2021 and December 31, 2020, respectively, and none of the marketable securities in an unrealized loss position have been in the continuous unrealized loss for more than twelve months. The unrealized losses were attributable to changes in interest rates that impacted the value of the investments, and not increased credit risk. During the three and nine months ended September 30, 2021, the Company received proceeds of $51.0 million and $173.3 million, including interest, respectively, from the sale of available-for sale marketable securities. The Company realized immaterial gains and losses as a result of such sales. The Company does not intend to sell the investments that are in an unrealized loss position, nor is it more likely than not that the Company will be required to sell the investments before the recovery of the amortized cost basis, which may be its maturity. Accordingly, the Company did not record an allowance for credit losses associated with these investments.

The estimated amortized cost and fair value of available-for-sale securities by contractual maturity as of September 30, 2021 are as follows (amounts in thousands):

	September 30, 2021
	Amortized Cost	Fair Value
Due within one year	$1,124,807	$1,124,813
Due after one year and through five years	411,714	411,079
Total	$1,536,521	$1,535,892

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

In connection with the Business Combination, each outstanding and unexercised TCP1 and TPC2 warrant was automatically converted into a warrant to purchase a number of shares of the applicable class of common stock in accordance with the terms of the Business Combination Agreement. During the year ended December 31, 2020, all outstanding TPC1 and TPC2 warrants were net exercised in exchange for 998,460 shares of Class A Common Stock. The change in fair value of the TCP1 or TCP2 warrants during the three and nine months ended September 30, 2020 was $8.9 million.

Note 6. Property and Equipment

Property and equipment as of September 30, 2021 and December 31, 2020, consisted of the following (amounts in thousands):

	September 30,	December 31
	2021	2020
Computers and hardware	$857	$624
Furniture and fixtures	12,208	10,099
Lab equipment	55,285	37,051
Leasehold improvements	13,819	12,154
Construction-in-progress	93,139	16,078
	175,308	76,006
Accumulated depreciation and amortization	(39,631)	(32,310)
Property and equipment, net	$135,677	$43,696

Depreciation and amortization expense related to property and equipment was $2.9 million and $2.1 million for the three months ended September 30, 2021 and 2020, respectively. Depreciation and amortization expense related to property and equipment was $8.1 million and $5.2 million for the nine months ended September 30, 2021 and 2020, respectively.

Note 7. Leases

The Company leases its headquarters, other warehouse space and certain equipment through 2032. Fixed rent generally escalates each year and the Company is responsible for a portion of the landlords’ operating expenses such as property tax, insurance and common area maintenance.

In June 2021, the Company amended the terms of its headquarter lease to provide for, among other things, an extension of the lease term to September 2032. Under the amended headquarter lease, the Company retained its one 60-month renewal option, which has not been included in the calculation of lease liabilities and right of use assets at the amendment date, as the exercise of the option was not reasonably certain.

In April 2021, the Company entered into a lease agreement for premises consisting of approximately 197,000 rentable square feet of space located in San Jose, California to be used for QS-0. The lease expires in September 2032. Under the QS-0 lease, the Company has two five year renewal options, which have not been included in the calculation of the lease liability and right-of use asset at the lease inception as the exercise of the options was not reasonably certain. The QS-0 lease is classified as a finance lease.

The Company’s leases do not have any contingent rent payments and do not contain residual value guarantees.

The components of lease related expense are as follows (amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Lease cost	2021	2020	2021	2020
Finance lease cost:
Amortization of right-of-use assets	$848	$—	$1,413	$—
Interest on lease liabilities	359	—	597	—
Operating lease costs	696	535	1,921	1,607
Variable lease costs	104	104	322	305
Total lease expense	$2,007	$639	$4,253	$1,912

The components of supplemental cash flow information related to leases are as follows (amounts in thousands):

	Nine Months Ended September 30,
	2021	2020
Operating outgoing cash flows - finance lease	$238	$—
Financing outgoing cash flows - finance lease	166	—
Financing (incoming) cash flows - finance lease	(5,376)	—
Operating outgoing cash flows - operating leases	1,751	1,494
Right-of-use assets obtained in exchange for new finance lease liabilities	38,703	—
Right-of-use assets obtained in exchange for new operating lease liabilities	12,376	—

	As of September 30,
	2021	2020
Finance lease
Weighted-average remaining lease term - finance lease (in years)	11.0	—
Weighted-average discount rate - finance lease	3.70%	—
Operating lease
Weighted-average remaining lease term - operating leases (in years)	10.8	7.3
Weighted-average discount rate - operating leases	3.70%	7.00%

As of September 30, 2021, future minimum payments during the next five years and thereafter are as follows (amounts in thousands):

Fiscal Year	Operating Leases	Finance Lease
2021 (remaining three months)	$590	$(204)
2022	2,424	2,419
2023	1,325	3,751
2024	2,588	5,131
2025	2,639	5,272
2026	2,718	5,417
Thereafter	17,010	33,632
Total	29,294	55,418
Less present value discount	(5,640)	(11,146)
Lease liabilities	$23,654	$44,272

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

On December 11, 2020, a putative class action lawsuit was filed in the New York State Supreme Court by a purported Company warrantholder against the Company. The Company removed the case to federal court. On March 26, 2021, the plaintiff amended the complaint to drop the class allegations. The amended complaint alleges, among other things, that the plaintiff was entitled to exercise his warrants within 30 days of the Closing and that the proxy statement/prospectus/information statement dated September 21, 2020 and November 12, 2020 is misleading and/or omits material information concerning the exercise of the warrants. The complaint seeks monetary damages for alleged breach of contract, securities law violations, fraud, and negligent misrepresentation. QuantumScape’s motion to dismiss the securities-law violations, fraud, and negligent misrepresentation claims is currently pending before the court. The Company is also aware of another action that was filed on October 26, 2021 in the Southern District of New York by an additional plaintiff, alleging the same theories of liability as in the above-described lawsuit.

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

For many legal matters, particularly those in early stages, the Company cannot reasonably estimate the possible loss (or range of loss), if any. The Company records an accrual for legal matters at the time or times it determines that a loss is both probable and reasonably estimable. Amounts accrued as of September 30, 2021 and December 31, 2020 were not material. Regarding matters for which no accrual has been made (including the potential for losses in excess of amounts accrued), the Company currently believes, based on its own investigations, that any losses (or ranges of losses) that are reasonably possible and estimable will not, in the aggregate, have a material adverse effect on its financial position, results of operations, or cash flows. However, the ultimate outcome of legal proceedings involves judgments, estimates, and inherent uncertainties and cannot be predicted with certainty. Should the ultimate outcome of any legal matter be unfavorable, the Company's business, financial condition, results of operations, or cash flows could be materially and adversely affected. The Company may also incur substantial legal fees, which are expensed as incurred, in defending against legal claims.

Note 9. Assumed Common Stock Warrants

As of September 30, 2021 and December 31, 2020, there were zero and 18,149,989 warrants outstanding, respectively.

As part of Kensington’s initial public offering, 11,499,989 Public Warrants were sold. Prior to the Company’s election to redeem all the Public Warrants in July 2021 as described below, the terms of these warrants were as follows: The Public Warrants entitle the holder thereof to purchase one share of Class A Common Stock at a price of $11.50 per share, subject to adjustments. The Public Warrants may be exercised only for a whole number of shares of Class A Common Stock. No fractional shares will be issued upon exercise of the warrants. The Public Warrants will expire at 5:00 p.m. New York City time on November 25, 2025, or earlier upon redemption or liquidation. The Public Warrants were listed on the NYSE under the symbol “QS.WS”.

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

Simultaneously with Kensington’s initial public offering, Kensington consummated a private placement of 6,575,000 Private Placement Warrants with the Sponsor. Kensington issued an additional 75,000 warrants in connection with the closing of the Business Combination, constituting the Working Capital Warrants. Prior to the Company’s election to redeem all the Private Placement Warrants and Working Capital Warrants in August 2021 as described below, the terms of these warrants were as follows: Each Private Placement Warrant and Working Capital Warrant is exercisable for one share of Class A Common Stock at a price of $11.50 per share, subject to adjustment. The Private Placement Warrants and Working Capital Warrants are identical to the Public Warrants, except that:

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

On February 13, 2021, the Warrant Agreement, dated June 25, 2020, by and between the Company and Continental Stock Transfer & Trust Company (the “Warrant Agreement”), was amended to allow for earlier exercise of the Public Warrants. Prior to the amendment, the Public Warrants were exercisable starting on June 30, 2021. Following the amendment, the Public Warrants became exercisable starting on March 5, 2021, at which time holders of Public Warrants could begin exercising their right to purchase one share of the Company’s Class A Common Stock for $11.50 for each Public Warrant. All other terms, including the redemption terms, for the Public Warrants remained unchanged; the Company could not redeem Public Warrants before July 30, 2021. The terms for the Private Placement Warrants and Working Capital Warrants remained unchanged.

The Company concluded the Public Warrants and Private Placement Warrants, or Assumed Common Stock Warrants, meet the definition of a derivative under ASC 815 (as described in Note 2) and are recorded as liabilities. Upon consummation of the Business Combination, the fair value of the Assumed Common Stock Warrants was recorded on the Condensed Consolidated Balance Sheet. The fair value of the Assumed Common Stock Warrants was remeasured at the end of each reporting period or through the exercise or redemption of the warrants and the change in such fair value is recorded in the Condensed Consolidated Statements of Operations and Comprehensive Loss.

On July 23, 2021, the Company announced that it had elected to redeem on August 24, 2021 (the “Public Warrants Redemption Date”), all of the outstanding Public Warrants that were issued under the Warrant Agreement. Each Public Warrant not exercised before 5:00 p.m. Eastern Daylight Time on the Public Warrants Redemption Date was redeemed by the Company for $0.01 and the Public Warrants subsequently ceased trading on the NYSE.

On August 30, 2021, the Company delivered a notice of redemption to each holder of all of its remaining outstanding warrants (including the Private Placement Warrants and the Working Capital Warrants) to purchase shares of the Company’s Class A Common Stock. All such warrants were exercised before 5:00 p.m. Eastern Daylight Time on September 30, 2021 (the “Private Warrants Redemption Date”).

During the three and nine months ended September 30, 2021, 1,510,502 and 11,371,526 Public Warrants were exercised, respectively. As a result of such exercises, the Company received net proceeds of $17.4 million and $129.7 million, and issued 1,510,502 and 11,340,746 shares of Class A Common Stock, during the three and nine months ended September 30, 2021, respectively. For the remaining 128,463 Public Warrants outstanding as of the Public Warrant Redemption Date, the Company paid approximately $1 thousand to redeem the unexercised warrants.

During the three and nine months ended September 30, 2021, 6,575,000 Private Placement Warrants and 75,000 Working Capital Warrants were exercised. As a result of such exercises, the Company received net proceeds of $21.7 million, and issued 4,156,297 shares of Class A Common Stock.

The fair value of the Assumed Common Stock Warrants was remeasured as of respective exercise dates or redemption dates, as applicable, resulting in a $68.9 million and $168.7 million non-cash change in fair value of Assumed Common Stock Warrant liabilities, in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and nine months ended September 30, 2021, respectively.

As all Assumed Common Stock Warrants were exercised or redeemed as of September 30, 2021, there was no remaining liability for Assumed Common Stock Warrants.

Note 10. Stockholders’ Equity

As of September 30, 2021 and December 31, 2020, 1,350,000,000 shares, $0.0001 par value per share are authorized, of which, 1,000,000,000 shares are designated as Class A Common Stock, 250,000,000 shares are designated as Class B Common Stock, and 100,000,000 shares are designated as Preferred Stock.

Common Stock

Holders of the common stock are entitled to dividends when, as, and if, declared by the Board, subject to the rights of the holders of all classes of stock outstanding having priority rights to dividends. As of September 30, 2021, the Company had not declared any dividends. The holder of each share of Class A Common Stock is entitled to one vote, and the holder of each share of Class B Common Stock is entitled to ten votes.

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

The Company concluded that the firm commitment to issue the tranche shares to VGA and the other investors met the definition of a freestanding financial instrument (as described in Note 5). Prior to the Business Combination, as the underlying convertible preferred shares of the outstanding tranche liabilities were redeemable outside the control of the Company, the fair value of the tranche liabilities was reported on the Legacy QuantumScape’s balance sheets as a long-term liability, and the change in fair value of $347.1 million was recorded in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and nine months ended September 30, 2020. Upon consummation of the Business Combination, the tranche liabilities were reclassified to additional paid-in capital. Therefore, there was no further adjustment to the fair value of the liability subsequent to the year ended December 31, 2020.

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

As of September 30, 2021, 41,500,000 shares of Class A Common Stock are authorized for issuance pursuant to awards under the 2020 Plan, plus any shares of Class A Common Stock subject to stock options, restricted stock units or other awards that were assumed in the Business Combination and terminate as a result of being unexercised or are forfeited or repurchased by the Company, with the maximum number of shares to be added to the 2020 Plan equal to 69,846,580 shares of Class A Common Stock.

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

Stock Options

Stock option activity under the Plans is as follows:

	Number of Shares Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Intrinsic value (in thousands)
Balance as of December 31, 2020	55,316,336	$1.62	5.77
Cancelled and forfeited	(366,724)	2.34	—
Exercised	(11,772,597)	0.96	—
Balance as of September 30, 2021	43,177,015	$1.79	5.55	$982,290
Vested and exercisable as of September 30, 2021	34,924,317	$1.43	4.94	$807,099

There were no options granted during the nine months ended September 30, 2021. Options with a fair value of $19.6 million, $5.08 per share, were granted during the nine months ended September 30, 2020.

The aggregate intrinsic value of options exercised during the nine months ended September 30, 2021 and 2020 was $355.0 million and $1.6 million, respectively.

Additional information regarding options outstanding as of September 30, 2021, is as follows:

Range of Exercise Price per Share	Number of Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
$0.11 - $0.64	5,044,249	$0.55	1.37
$1.05 - $1.35	23,686,669	1.27	4.93
$2.38	11,801,379	2.38	7.82
$6.23	2,644,718	6.23	8.93
	43,177,015	$1.79	5.55

Stock-based compensation expense is based on the grant-date fair value. The Company recognizes compensation expense for all stock-based awards on a straight-line basis over the requisite service period of the awards, which is generally the option vesting term of four years.

As of September 30, 2021, the Company had stock-based compensation of $15.2 million related to unvested stock options not yet recognized that are expected to be recognized over an estimated weighted average period of 2.5 years.

Restricted Stock Units

Restricted stock unit activity under the Plans are as follows:

	Number of Restricted Stock Units	Weighted Average grant date fair value
Balance as of December 31, 2020	13,913,076	$8.94
Granted	1,458,371	31.72
Vested	(3,997,984)	5.38
Forfeited	(375,472)	8.86
Balance as of September 30, 2021	10,997,991	$13.26

The fair value of restricted stock units which vested during the nine months ended September 30, 2021 was $156.3 million. No restricted stock units vested during the nine months ended September 30, 2020.

As of September 30, 2021, unrecognized compensation costs related to restricted stock units granted were $130.5 million and are expected to be recognized over a weighted average period of 3.1 years.

Total stock-based compensation expense recognized in the accompanying Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for all equity awards is as follows (amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Research and development	$7,489	$2,826	$20,490	$5,542
General and administrative	5,238	2,045	15,520	3,711
Total stock-based compensation expense	$12,727	$4,871	$36,010	$9,253

Note 11. Earnings (Loss) Per Share

The following table sets forth the computation of basic and diluted earnings (loss) per Class A Common Stock and Class B Common Stock (amounts in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Numerator:
Net income (loss) attributable to common stockholders - Basic	$15,351	$(375,853)	$21,260	$(405,172)
Less: Change in fair value of assumed common stock warrant liabilities	(68,934)	—	(168,674)	—
Net loss attributable to common stockholders - Diluted	$(53,583)	$(375,853)	$(147,414)	$(405,172)

Denominator:
Weighted average Class A and Class B Common Stock outstanding - Basic	417,829	239,922	397,370	239,838
Effect of dilutive securities	2,820	—	6,999	—
Weighted average Class A and Class B Common Stock - Diluted	420,649	239,922	404,369	239,838

Net income (loss) per share attributable to Class A and Class B Common stockholders - Basic	$0.04	$(1.57)	$0.05	$(1.69)
Net loss per share attributable to Class A and Class B Common stockholders - Diluted	$(0.13)	$(1.57)	$(0.36)	$(1.69)

The following table presents the potential common stock outstanding that was excluded from the computation of diluted net loss per share of common stock as of the periods presented because including them would have been antidilutive (amounts in thousands):

	As of September 30,
	2021	2020
Warrants	—	1,023
Options outstanding	43,177	57,233
Restricted stock units	10,998	12,979
Total	54,175	71,235

Note 12. Joint Venture and Redeemable Non-Controlling Interest

As described in Note 2, on September 11, 2018, the Company entered into a JVA with VWGoA and VGA and formed QSV. The Company determined the entity was a VIE with a related party, and the Company’s operations were more closely associated with QSV. As such, the Company consolidates QSV for financial reporting purposes, and a non-controlling interest is recorded for VGA’s interest in the net assets and operations of QSV’s operations to the extent of the VGA investment. The Company’s Condensed Consolidated Balance Sheet includes $3.4 million cash and cash equivalents and less than $0.1 million of prepaid expenses of QSV as of September 30, 2021 and December 31, 2020. Although the Company has consolidated the net assets of QSV, it has no right to the use of those assets for its standalone operations.

The following table sets forth the change in redeemable non-controlling interest for the nine months ended September 30, 2021 and 2020 (amounts in thousands):

Redeemable Non-Controlling Interest
Balance as of December 31, 2020	$1,704
Net loss attributable to redeemable non-controlling interest in QSV	(10)
Balance as of September 30, 2021	$1,694

Redeemable Non-Controlling Interest
Balance as of December 31, 2019	$1,710
Net loss attributable to redeemable non-controlling interest in QSV	(6)
Balance as of September 30, 2020	$1,704

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

In September 2020, the Company entered into an agreement with VWGoA under which the Company agreed to reserve $134.0 million from the aggregate proceeds of the Series F Preferred Stock financings and the Business Combination to fund its expected equity contributions to QSV, which amounts are included in cash and cash equivalents in the accompanying Condensed Consolidated Balance Sheet as of September 30, 2021.

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

Overview

We are developing next generation battery technology for electric vehicles (“EVs”) and other applications. We believe that our technology will enable a new category of battery that meets the requirements for broader market adoption of EVs. The lithium-metal solid-state battery technology that we are developing is being designed to offer greater energy density, longer life, faster charging, and greater safety when compared to today’s conventional lithium-ion batteries.

We are a development stage company with no revenue to date, have incurred a net loss from operations of approximately $53.8 million and $148.1 million for the three and nine months ended September 30, 2021, respectively and an accumulated deficit of approximately $2.0 billion from our inception through September 30, 2021.

The results of operations for the three and nine months ended September 30, 2021 resulted in net income due to the impact of the change in fair value of the Assumed Common Stock Warrant liabilities. Excluding the impact of this non-cash fair value adjustment, the Company does not expect to be profitable in the immediate future.

Key Trends, Opportunities and Uncertainties

We are a pre-revenue company. We believe that our performance and future success depend on several factors that present significant opportunities for us but also pose significant risks and challenges, including those discussed below and in the section titled “Risk Factors” appearing elsewhere in this Report.

Product Development

We are developing our battery technology with the goal of enabling commercial production between 2024 and 2025. We have validated capabilities of our solid-state separator and battery technology in single-layer solid-state cells. We are now working to develop multi-layer cells, to validate the performance of these cells and to continue to improve yield and performance of our battery cells.

Our research and development currently includes programs for the following areas:

•
Multi-layering. We are working to continue increasing the number of layers in our cells. In May 2021, we announced the initial test results for four-layer cells at a commercially relevant size (70x85mm). In July 2021, we announced that we started testing our first 10-layer cells at the same size. In order to produce commercially-viable solid-state battery cells, we must produce battery cells which may require from several dozen to over one hundred layers, depending on our customers’ requirements. We will need to overcome the developmental challenges to stack these layers and implement the appropriate cell design for our solid-state battery cell.
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

•
Continued improvement of the cathode. Our cathodes use a conventional cathode active material such as NMC mixed with a catholyte. We plan to benefit from industry cathode chemistry improvements and/or cost reduction, which in the future may include use of other cathode active materials, including cobalt-free compositions, including LFP, as well as cathode processing advances such as dry electrode processing. Over the years, we have developed catholytes made of differing mixtures of organic polymer and organic liquid electrolyte to optimize performance across multiple metrics such as voltage, temperature, power, and safety, among others. We continue to test solid, gel and liquid catholytes in our cells. The solid catholyte is part of our ongoing research and development investigation into inorganic catholytes. Our solid-state separator platform is being designed to enable some of the most promising next-generation cathode technologies, including high voltage or high capacity cathode active materials, which when combined with a lithium-metal anode, may further increase cell energy densities.

Our team of over 475 scientists, engineers, technicians, and other staff is highly motivated and committed to solving these challenges ahead. However, any delays in the completion of these tasks will require additional cash use and delay market entry. As we grow our team, expand the size of our engineering line capacity, and build-out and bring up our QS-0 pre-pilot and QS-1 pilot production lines, our rate of cash utilization will also increase significantly.

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

We are focused on the continued expansion of the throughput and capability of our San Jose, California engineering line as well as the planning and setup of our QS-0 pre-pilot line and planning for our QS-1 pilot-production line. As part of the continued expansion of our throughput we are automating our manufacturing process and purchasing larger-scale battery-cell manufacturing equipment. We will need to substantially improve our battery cell manufacturing processes to increase throughput required for higher numbers of battery cells and to achieve the cost, performance and volume levels required for commercial shipments.

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

Commercialization and Market Focus

As noted above, we will continue developing our battery technology with the goal of enabling customer prototype sampling in 2022, samples for use in test cars in 2023, and commercialization beginning between 2024 and 2025. We have validated the performance capabilities of our solid-state separator and battery technology in single-layer and four-layer solid-state cells and more recently have started cycling 10-layer solid-state cells, in each case at a commercially relevant size (70x85mm). We will work to continue improving quality, consistency and throughput, and to optimize all components of the cell. We will continue to work to further develop and validate the volume manufacturing processes to enable high volume manufacturing and minimize manufacturing costs. The funds available to us will enable us to expand and accelerate research and development activities and undertake additional initiatives. Finally, we will continue to use and expand on our engineering line in San Jose to prepare for high volume manufacturing, to continue to order QS-0 equipment and prepare our QS-0 facility, and to plan our production QS-1 facility through our joint venture partnership with Volkswagen.

QS-1 will be built and run by QSV, the joint venture between us and Volkswagen. The QS-1 Expansion would represent a small fraction of Volkswagen’s demand for batteries and implies vehicle volumes under 2.4% of Volkswagen’s total production in 2020, assuming a 100kWh battery pack size. Our goal is to significantly expand the production capacity of the joint venture, in partnership with Volkswagen, to meet more of their projected demand. While we expect Volkswagen will be the first to commercialize vehicles using our battery technology, we intend to work closely with other automotive original equipment manufacturers (“OEMs”) to make our solid-state battery cells widely available over time. We recently signed an agreement with a second top ten (by global revenues) automotive OEM in which the OEM committed to collaborate with us to evaluate prototypes of our solid-state battery cells, and to purchase 10 MWh of capacity from QS-0 for inclusion in pre-series vehicles, subject to satisfactory validation of intermediate milestones. We are focused on automotive EV applications, which have the most stringent set of requirements for batteries. However, we recognize that our solid-state battery technology has applicability in other large and growing markets including stationary storage and consumer electronics such as smartphones and wearables.

We believe that our technology enables a variety of business models. In addition to joint ventures, such as the one with Volkswagen, we may operate solely-owned manufacturing facilities or license our technology to other manufacturers. We intend to continue to invest in research and development to improve battery cell performance, improve manufacturing processes, and reduce cost.

Access to Capital

Following the Business Combination, the March 2021 Public Offering, and assuming we experience no significant delays in the research and development of our solid-state battery cells, we believe that our cash resources are sufficient to fund QS-0 expenses and our initial start of QS-1 production. However, any delays could materially impact us.

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

Change in Fair Value of Assumed Common Stock Warrant Liability

The change in fair value of Assumed Common Stock Warrant liabilities consists of the change in non-cash fair value of the Public Warrants and Private Placement Warrants assumed in connection with the Business Combination. As all Assumed Common Stock Warrants were exercised or redeemed as of September 30, 2021, there was no remaining liability for Assumed Common Stock Warrants. Accordingly, there will be no incremental fair value adjustments related to the Assumed Common Stock Warrant liabilities in future periods.

Change in Fair Value of Series F Convertible Preferred Stock Tranche Liability

A portion of the convertible preferred stock tranche liabilities were settled upon the issuance of the shares of Series F Preferred Stock concurrent with the Business Combination, and the remaining commitment to issues shares of Class A Common Stock pursuant to the Series F Stock Purchase Agreements became equity classified upon the consummation of the Business Combination. Accordingly, we have not incurred incremental fair value adjustments related to the convertible preferred stock tranche liabilities subsequent to November 2020.

Interest Expense

Interest expense consists primarily of interest expense associated with our QS-0 facility lease and includes expense related to fair value adjustments for convertible preferred stock warrants prior to the Business Combination. Concurrent with the Business Combination, the Legacy QuantumScape convertible preferred stock warrants became equity classified. Accordingly, we have not incurred incremental fair value adjustments related to the Legacy QuantumScape convertible preferred stock warrants subsequent to December 2020.

Interest Income

Interest income consists primarily of interest income from marketable securities.

Other Income (Expense)

Our other income (expense) consists primarily of a gain on the disposal of fixed assets.

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

Results of Operations

Comparison of the Three and Nine Months Ended September 30, 2021 to the Three and Nine Months Ended September 30, 2020

The following table sets forth our historical operating results for the periods indicated (amounts in thousands):

	Three Months Ended September 30,		$	%	Nine Months Ended September 30,		$	%
	2021	2020	Change	Change	2021	2020	Change	Change
Operating expenses:
Research and development	$39,467	$16,977	$22,490	132%	$104,708	$42,373	$62,335	147%
General and administrative	14,365	3,713	10,652	287%	43,421	8,460	34,961	413%
Total operating expenses	53,832	20,690	33,142	160%	148,129	50,833	97,296	191%
Loss from operations	(53,832)	(20,690)	(33,142)	160%	(148,129)	(50,833)	(97,296)	191%
Other income (loss):
Interest expense	(359)	(8,947)	8,588	(96)%	(597)	(8,947)	8,350	(93)%
Interest income	605	143	462	323%	1,201	962	239	25%
Change in fair value of assumed common stock warrant liabilities	68,934	—	68,934	100%	168,674	—	168,674	100%
Change in fair value of Series F convertible preferred stock tranche liabilities	—	(347,120)	347,120	(100)%	—	(347,120)	347,120	(100)%
Other income	3	760	(757)	(100)%	101	760	(659)	(87)%
Total other income:	69,183	(355,164)	424,347	(119)%	169,379	(354,345)	523,724	(148)%
Net income (loss)	15,351	(375,854)	391,205	(104)%	21,250	(405,178)	426,428	(105)%
Less: Net loss attributable to non-controlling interest	—	(1)	1	(100)%	(10)	(6)	(4)	67%
Net income (loss) attributable to common stockholders	$15,351	$(375,853)	$391,204	(104)%	$21,260	$(405,172)	$426,432	(105)%

Research and Development

The increase in research and development expense in the three months ended September 30, 2021 compared to the same period of the prior year primarily resulted from the $8.8 million increase in personnel cost due to the growth in research and development headcount to support technology development, an increase of $4.0 million in material supplies and equipment maintenance to support the increase of research and development cell builds in our commercial form factor, an increase of $1.6 million related to depreciation and amortization, an increase of $2.0 million in facility expenses primarily related to the QS-0 facility and a $1.4 million increase in professional fees, administrative expenses and outside services to support the growth in product development and process engineering efforts. Additionally, non-cash stock-based compensation expense increased by $4.7 million from $2.8 million for the three months ended September 30, 2020 to $7.5 million compared to the same period of the prior year primarily due to the effect of restricted stock unit (“RSU”) grants in the second half of fiscal 2020 and the first half of fiscal 2021.

The increase in research and development expense in the nine months ended September 30, 2021 compared to the same period of the prior year primarily resulted from the $25.1 million increase in personnel cost due to the growth in research and development headcount to support technology development, an increase of $9.0 million in material supplies and equipment maintenance to support the increase of research and development cell builds in our commercial form factor, an increase of $4.3 million related to depreciation and amortization, an increase of $5.0 million in facility expenses primarily related to the QS-0 facility, and a $4.0 million increase in professional fees and outside services to support the growth in product development and process engineering efforts. Additionally, non-cash stock-based compensation expense increased by $15.0 million from $5.5 million for the nine months ended September 30, 2020 to $20.5 million compared to the same period of the prior year primarily due to the effect of RSUs granted in the second half of fiscal 2020 and the first half of fiscal 2021.

General and Administrative

The increase in general and administrative expenses in the three months ended September 30, 2021 compared to the same period of the prior year primarily resulted from the $3.4 million increase in professional fees and other corporate expenses due to costs associated with business growth, an increase of $2.2 million in personnel costs due to the headcount increase to support business growth and an increase of $1.8 million in director and officer insurance expenses. Additionally, non-cash stock-based compensation expense increased by $3.2 million, from $2.0 million for the three months ended September 30, 2020 to $5.2 million, compared to the same period of the prior year primarily due to the effect of RSUs granted in the second half of fiscal 2020 and the first half of fiscal 2021.

The increase in general and administrative expenses in the nine months ended September 30, 2021 compared to the same period of the prior year primarily resulted from the $10.2 million increase in professional fees and other corporate expenses due to costs associated with business growth, an increase of $7.5 million due to the headcount increase to support business growth and an increase of $5.4 million due to director and officer insurance expense. Additionally, non-cash stock-based compensation expense increased by $11.8 million, from $3.7 million for the nine months ended September 30, 2020 to $15.5 million, compared to the same period of the prior year primarily due to the effect of RSUs granted in the second half of fiscal 2020 and the first half of fiscal 2021.

Interest Income

The increase in interest income during the three and nine months ended September 30, 2021 compared to the same periods of the prior year was due to an increase in investments in marketable securities.

Interest Expense

Interest expense during the three and nine months ended September 30, 2021 was due to the interest expense associated with the QS-0 finance lease, which commenced during the nine months ended September 30, 2021.

Interest expense during the three and nine months ended September 30, 2020 primarily represents the non-cash fair value adjustment of Legacy QuantumScape convertible preferred stock warrants. Prior to the Business Combination, the warrants were considered free standing financial instruments and are subject to fair value measurement at issuance and at each reporting period. The increase in the fair value of the warrants was due to the accretion in the valuation of the underlying convertible preferred stock prior to the Business Combination.

Change in Fair Value of Assumed Common Stock Warrant Liability

The change in fair value of Assumed Common Stock Warrant liabilities was due to the change in the estimated non-cash fair value of the Public and Private Placement Warrants at the end of each reporting period or through the exercise or redemption of the warrants.

As all Assumed Common Stock Warrants were exercised or redeemed as of September 30, 2021, there was no remaining liability for Assumed Common Stock Warrants. Accordingly, there will be no incremental fair value adjustments related to the Assumed Common Stock Warrant liabilities in future periods.

Change in Fair Value of Series F Convertible Preferred Stock Tranche Liability

The change in fair value of Series F convertible preferred stock tranche liabilities for the three and nine months ended September 30, 2020 consists of the non-cash fair value adjustment of the preferred stock tranche liabilities of $347.1 million. In May 2020 and August 2020, we entered into the commitment to sell, and investors commitment to buy, the Preferred Series F redeemable convertible stocks totaling up to $388 million in gross proceeds. The commitments were considered free standing financial instruments and were subject to fair value measurement at issuance and at each reporting period prior to the Business Combination.

Liquidity and Capital Resources

As of September 30, 2021 and December 31, 2020, our principal sources of liquidity were our cash and cash equivalents and marketable securities in the amount of approximately $1.5 billion and $997.6 million, respectively. Our cash equivalents are invested in U.S. money market funds, U.S. Treasury bonds and commercial paper. Our marketable securities are invested in U.S. Treasury notes and bonds, commercial paper, and corporate notes and bonds.

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

During the nine months ended September 30, 2021, all Assumed Common Stock Warrants were exercised or redeemed and we received net proceeds of $151.4 million.

We believe that our cash on hand will be sufficient to meet our working capital and capital expenditure requirements for a period of at least twelve months from the date of this Report. We believe it is also sufficient to fund QS-0 operating expenses, and to partially fund our share of the equity portion of the joint venture’s costs of building QS-1 Expansion, net of debt intended to be incurred by the joint venture, and fund our operations until we initially commence production of the pilot line solid-state battery through the first commercial sales, assuming we are able to do so as currently contemplated. We may, however, need additional cash resources due to changed business conditions or other developments, including unanticipated delays in negotiations with automotive OEMs and tier-one automotive suppliers or other suppliers, supply chain challenges, disruptions due to the COVID-19 pandemic, competitive pressures, and regulatory developments, among others. To the extent that our current resources are insufficient to satisfy our cash requirements, we may need to seek additional equity or debt financing. If such financing is not available, or if the financing terms are less desirable than we expect, we may be forced to decrease our level of investment in product development or scale back our operations, which could have an adverse impact on our business and financial prospects.

Cash Flows

The following table provides a summary of our cash flow data for the periods indicated (amounts in thousands):

	Nine Months Ended September 30,
	2021	2020
Net cash used in operating activities	$(83,302)	$(34,114)
Net cash (used in) provided by investing activities	(405,265)	23,455
Net cash provided by (used in) financing activities	729,813	(2,171)

Cash Used in Operating Activities

Our cash flows used in operating activities to date have been primarily comprised of payroll, material and supplies, facilities expense, and professional service related to research and development and general and administrative activities. As we continue to ramp up hiring for technical headcount to accelerate our engineering efforts ahead of starting the pre-pilot and pilot line operations, we expect our cash used in operating activities to increase significantly before we start to generate any material cash flows from our business.

Our net income of $21.3 million for the nine months ended September 30, 2021 was offset by non-cash income of $168.7 million related to the change in fair value of Assumed Common Stock Warrant liabilities, non-cash expense of $36.0 million related to stock-based compensation, non-cash expense of $9.1 million related to amortization of premiums and accretion of discounts on marketable securities, and non-cash expense of $7.6 million related to depreciation and amortization.

Cash used during the nine months ended September 30, 2020 included the effect of a net loss of $405.2 million adjusted for non-cash items including the change in fair value of the Legacy QuantumScape Series F Preferred Stock tranche liabilities of $347.1 million, $9.3 million related to stock-based compensation expense, $8.9 million related to the change in fair value of Legacy QuantumScape convertible preferred stock warrants and $4.7 million related to depreciation and amortization expense.

Cash Flows from Investing Activities

Our cash flows from investing activities to date have been comprised of purchases of property and equipment and purchases and maturities of our marketable securities. We expect the level of capital investment to increase substantially in the near future as we fully build out our engineering lines as well as acquire the property and equipment for QS-0.

Proceeds from the maturities of marketable securities increased to $611.0 million for the nine months ended September 30, 2021, as compared to $88.0 million for the nine months ended September 30, 2020 due to the timing of the maturity of securities. Proceeds from the sales of marketable securities during the nine months ended September 30, 2021 was $172.3 million, as compared to $0 for the nine months ended September 30, 2020. Cash used for the purchase of marketable securities in the nine months ended September 30, 2021 was $1.1 billion, a significant increase over the $50.6 million of cash used for the purchase of marketable securities in the nine months ended September 30, 2020. Net cash used for property and equipment purchases in the nine months ended September 30, 2021 was $82.4 million, including the purchases for QS-0, a significant increase over the $13.9 million of cash used for equipment purchases in the nine months ended September 30, 2020.

Cash Flows from Financing Activities

The increase in cash provided by financing activities is due to $462.9 million in net proceeds received from the March 2021 Public Offering, $151.4 million received from the exercise of Public Warrants and Private Placement Warrants, $99.9 million in net proceeds received from the Series F Preferred Stock Agreements, and approximately $11.3 million received from the exercise of stock options during the nine months ended September 30, 2021.

Cash used in financing activities during the nine months ended September 30, 2020 is primarily related to Business Combination fees.

Contractual Obligations and Commitments

We currently lease our headquarters, certain other warehouse space and certain equipment through 2032. In June 2021, we amended the terms of our headquarter lease to provide for, among other things, an extension of the lease term to September 2032.

In April 2021, we entered into a lease agreement for premises consisting of approximately 197,000 rentable square feet of space located in San Jose, California to be used for QS-0. The lease expires in September 2032. The QS-0 lease is classified as a finance lease.

The following table summarizes our contractual obligations and other commitments for cash expenditures as of September 30, 2021 and the years in which these obligations are due (amounts in thousands):

	Total	Within a Year	1-3 Years	3-5 Years	More than 5 Years

Operating lease obligations	$29,294	$2,407	$3,866	$5,320	$17,701
Finance lease obligations	$55,418	$1,812	$7,984	$10,616	$35,006
Total	$84,712	$4,219	$11,850	$15,936	$52,707

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

We consider an accounting judgment, estimate or assumption to be critical when (1) the estimate or assumption is complex in nature or requires a high degree of judgment and (2) the use of different judgments, estimates and assumptions could have a material impact on the consolidated financial statements. Our significant accounting policies are described in Note 2 to our condensed consolidated financial statements in this Report. Our critical accounting policies and estimates were described in Part II, Item 7, Critical Accounting Policies and Estimates in our Annual Report. There have been no material changes to our critical accounting policies and estimates since our Annual Report.

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

Interest Rate Risk

The market interest risk in our financial instruments and our financial positions represents the potential loss arising from adverse changes in interest rates. As of September 30, 2021, we had cash and cash equivalents and marketable securities of $1.5 billion, consisting of interest-bearing money market accounts and marketable securities, for which the fair market value would be affected by change in the general level of U.S. interest rates. However, due to the short-term maturities and the low-risk profile of our investments, an immediate 10% change in the interest rate would not have a material effect on the fair market value of our cash and cash equivalents and marketable securities.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Report. Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of September 30, 2021, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

Other than execution of the material weakness remediation activities described below, there has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act), during the three months ended September 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

After completion of the above, our management believes the previously identified material weakness has been remediated as of September 30, 2021.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

Information regarding legal proceedings is available in Note 8 to the condensed consolidated financial statements in this Report.

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
•
If we fail to accurately predict and forecast our manufacturing requirements, we could incur additional costs or experience delays.
•
The battery market continues to evolve, is highly competitive, and we may not be successful in competing in this industry or establishing and maintaining confidence in our long-term business prospects among current and future partners and customers.
•
The trading price of our Class A Common Stock has been and may in the future continue to be subject to extreme volatility.
•
We have had to restate our previously issued financial statements and in connection with such process, identified a material weakness in our internal control over financial reporting. Although this material weakness has been remediated, we cannot provide assurances that additional material weaknesses, or significant deficiencies, will not occur in the future.

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

To achieve target energy density, we need to stack our 2-layer solid-state cells in a multi-layer format, which is enclosed within a single battery package. Depending upon our customer’s requirements, our battery cell may require dozens of 2-layer cells within each battery package. We have tested 4-layer cells that measure 30x30mm and 70x85mm, and have initiated testing 10-layer cells in commercially relevant areas that measure 70x85mm, but we must make multi-layer cells in commercially relevant areas with dozens of layers and do so at a high yield without compromising performance, and while solving related packaging challenges in a way that is scalable and low-cost. There are significant engineering and mechanical challenges that we must overcome to build our multi-layer battery cells. In addition, we will need to acquire certain tools that we currently do not possess and develop the manufacturing process necessary to make these multi-layer battery cells in high volume. If we are not able to overcome these developmental hurdles in building our multi-layer cells, our business is likely to fail.

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

In addition, we must advance our manufacturing processes to include more automation, such as automated stackers, and to use higher volume tools and processes, such as moving to larger continuous flow equipment. We may encounter delays or unexpected challenges in the delivery, installation and operation of the new equipment. Examples include global supply chain issues that impact our equipment suppliers, supplier non-performance, equipment damage in transit, and COVID-19 related delays. Further, we must build QS-0 to expand our capacity to produce engineering samples or prototype cells needed for our development work and to supply additional cells to prospective customers for testing. We could encounter significant delays and cost overruns related to planning, permitting, construction, equipment installation, utilities infrastructure installation, and operations start-up of our manufacturing facilities, including QS-0. For example, at our proposed QS-0 facility, we are working with our local utility company to increase electrical power supply to levels sufficient to meet our planned power demands, and recent delays associated with material shortage and backups at key shipping ports could impact the capacity at which we can run the facility; and certain of our construction contractors have previously reported delays due to labor strikes of their employees that have been resolved. We must substantially improve our manufacturing processes to increase yield and throughput to achieve the cost, performance and volume levels required for commercial shipments. In addition, our multi-layer battery cells must simultaneously satisfy all of the commercial and safety requirements of our customers.

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

We require significant capital to develop and grow our business and expect to incur significant expenses, including those relating to research and development, raw material procurement, leases, sales and distribution as we build our brand and market our batteries, and general and administrative costs as we scale our operations. Our ability to become profitable in the future will not only depend on our ability to successfully market our solid-state batteries and services, but also to control our costs and achieve the target cost projections that we have, including our projected cost advantage when compared to the costs of building traditional lithium-ion batteries at scale. If we are unable to cost-efficiently design, manufacture, market, sell and distribute our solid-state batteries and services, our margins, profitability and prospects would be materially and adversely affected. We have not yet produced any solid-state battery cells at the commercial size or in volume and our forecasted cost advantage for the production of these cells at scale, compared to conventional lithium-ion cells, will require us to achieve rates of throughput, use of electricity and consumables, yield, and rate of automation demonstrated for mature battery, battery material, and ceramic manufacturing processes, that we have not yet achieved. If we are unable to achieve these targeted rates, our business will be adversely impacted.

In particular, while we have estimated that eliminating the anode host material and the associated manufacturing costs will provide a savings in production at scale compared to the costs of building traditional lithium-ion batteries at leading manufacturers, that estimate is subject to numerous assumptions and uncertainties. To achieve those savings we will need to achieve significant cost savings in battery design and manufacturing, in addition to the cost savings associated with the elimination of an anode from our solid-state battery cells, while controlling costs associated with the manufacture of our solid-state separator, including achieving substantial improvements in throughput and yield required to hit commercial targets. Further, we will need to capture industry cost savings in the materials, components, equipment, and processes that we share, notably in the cathode, cell design, and factory. We cannot be certain that we will achieve these cost savings or that future efficiency improvements in lithium-ion battery manufacturing will not reduce or eliminate these estimated cost savings.

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

We may not be able to accurately estimate the future supply and demand for our batteries, which could result in a variety of inefficiencies in our business and hinder our ability to generate revenue. If we fail to accurately predict and forecast our manufacturing requirements, we could incur additional costs or experience delays.

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

As of September 30, 2021, Volkswagen beneficially owns approximately 21.0% of our Class A Common Stock and 18.6% of our Class B Common Stock outstanding, representing approximately 19.2% of the vote, and our executive officers, directors and their affiliates as a group beneficially own approximately 34.8% of our Class A Common Stock and 65.5% of our Class B Common Stock outstanding, representing approximately 57.6% of the vote. As a result, these stockholders will be able to exercise a significant level of control over all matters requiring stockholder approval, including the election of directors, any amendment of our Amended and Restated Certificate of Incorporation (the “Certificate of Incorporation”) and approval of significant corporate transactions. In addition, Volkswagen holds the right to designate two directors to our Board. This control could have the effect of delaying or preventing a change of control or changes in our management and will make the approval of certain transactions difficult or impossible without the support of these stockholders and of their votes.

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

We must continue to commit significant resources to develop our battery technology to establish a competitive position, and these commitments will be made without knowing whether such investments will result in products potential customers will accept. There is no assurance we will successfully identify new customer requirements, develop and bring our batteries to market on a timely basis, or that products and technologies developed by others will not render our batteries obsolete or noncompetitive, any of which would adversely affect our business and operating results.

Customers will be less likely to purchase our batteries if they are not convinced that our business will succeed in the long term. Similarly, suppliers and other third parties will be less likely to invest time and resources in developing business relationships with us if they are not convinced that our business will succeed in the long term. Accordingly, to build and maintain our business, we must maintain confidence among current and future partners, customers, suppliers, analysts, ratings agencies and other parties in our long-term financial viability and business prospects. Maintaining such confidence may be particularly complicated by certain factors including those that are largely outside of our control, such as our limited operating history, market unfamiliarity with our products, any delays in scaling manufacturing, delivery and service operations to meet demand, competition and uncertainty regarding the future of EVs and our eventual production and sales performance compared with market expectations.

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

We incurred a loss from operations of approximately $53.8 million and $148.1 million, a net income of approximately $15.4 million and $21.3 million for the three and nine months ended September 30, 2021, respectively and an accumulated deficit of approximately $2.0 billion from our inception in 2010 through September 30, 2021. The net income in the three and nine months is due to the non-cash fair value change of the Assumed Common Stock Warrant liabilities. We believe that we will continue to incur operating losses each quarter until at least the time we begin significant production of our lithium-metal solid-state batteries, which is not expected to occur until 2024 or 2025, and may occur later.

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

The pandemic has resulted in government authorities implementing numerous measures to try to contain the virus, such as travel bans and restrictions, quarantines, stay-at-home or shelter-in-place orders, and business shutdowns. For example, employees at our headquarters located in San Jose, California were subject to a stay-at-home orders from the state and local governments. These measures have limited operations in our San Jose headquarters and have and may continue to adversely impact our employees, research and development activities and operations and the operations of our suppliers, vendors and business partners, and may negatively impact our sales and marketing activities. In addition, various aspects of our business cannot be conducted remotely, including many aspects of the development and manufacturing of our solid-state material and our battery cells. These measures by government authorities may remain in place for a significant period of time and they are likely to continue to adversely affect our future manufacturing plans, sales and marketing activities, business and results of operations. We may take further actions as may be required by government authorities or that we determine are in the best interests of our employees, suppliers, vendors and business partners.

The extent to which the COVID-19 pandemic continues to impact our business, prospects and results of operations will depend on future developments, which are highly uncertain and cannot be predicted, including the duration and spread of the pandemic, the actions to contain the virus or treat its impact, including the distribution and administration of effective vaccines, the severity of breakthrough cases and COVID-19 variants, and how quickly and to what extent normal economic and operating activities can resume. Even after the COVID-19 pandemic has subsided, we may continue to experience an adverse impact to our business as a result of the global economic impact, including any recession that has occurred or may occur in the future.

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

For example, on December 11, 2020, a putative class action lawsuit was filed in the New York State Supreme Court by a purported QuantumScape warrantholder against the Company. We removed the case to federal court. On March 26, 2021, plaintiff amended the complaint to drop the class allegations. The amended complaint alleges, among other things, that plaintiff was entitled to exercise his warrants within 30 days of the Closing and that the proxy statement/prospectus/information statement dated September 21, 2020 and November 12, 2020 is misleading and/or omits material information concerning the exercise of the warrants. The complaint seeks monetary damages for alleged breach of contract, securities law violations, fraud, and negligent misrepresentation. QuantumScape’s motion to dismiss the securities-law violations, fraud, and negligent misrepresentation claims is currently pending before the court. We are also aware of another action that was filed on October 26, 2021 in the Southern District of New York by an additional plaintiff, alleging the same theories of liability as in the above-described lawsuit.

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

We may become subject to product liability claims, even those without merit, which could harm our business, prospects, operating results, and financial condition. We face inherent risk of exposure to claims in the event our batteries do not perform as expected, fail to meet relevant safety standards or requirements, or malfunction resulting in personal injury or death. Our risks in this area are particularly pronounced given our batteries have not yet been commercially tested or mass produced. A successful product liability claim against us could require us to pay a substantial monetary award. Moreover, a product liability claim could generate substantial negative publicity about our batteries and business and inhibit or prevent commercialization of other future battery candidates, which would have a material adverse effect on our brand, business, prospects and operating results. Any insurance coverage might not be sufficient to cover all potential product liability claims. Any lawsuit seeking significant monetary damages either in excess of our coverage, or outside of our coverage, may have a material adverse effect on our reputation, business and financial condition. We may not be able to secure additional product liability insurance coverage on commercially acceptable terms or at reasonable costs when needed, particularly if we do face liability for our products and are forced to make a claim under our policy.

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

As we expand the scale of our business activities, any changes in the U.S. or foreign taxation of such activities may increase our worldwide effective tax rate and harm our business, results of operations, and financial condition. For example, recently, the Biden administration proposed to increase the U.S. corporate income tax rate from 21% to 28%, increase U.S. taxation of international business operations, and impose a global minimum tax. The impact of future changes to U.S. and foreign tax law on our business is uncertain and could be adverse, and we will continue to monitor and assess the impact of any such changes.

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

Compliance with public company requirements will increase costs and make certain activities more time-consuming. A number of those requirements will require us to carry out activities we have not done previously. For example, we have created new Board committees and adopted new internal controls and disclosure controls and procedures. In addition, expenses associated with SEC reporting requirements will be incurred. Furthermore, if any issues in complying with those requirements are identified, such as our restatement of our previously issued consolidated financial statements and related material weakness as described in this Report, we could incur additional costs rectifying those or new issues, and the existence of these issues could adversely affect our reputation or investor perceptions of it. It will also be more expensive to obtain director and officer liability insurance. Risks associated with our status as a public company may make it more difficult to attract and retain qualified persons to serve on our Board or as executive officers. The additional reporting and other obligations imposed by these rules and regulations will increase legal and financial compliance costs and the costs of related legal, accounting and administrative activities. These increased costs will require us to divert a significant amount of money that could otherwise be used to expand the business and achieve strategic objectives. Advocacy efforts by stockholders and third parties may also prompt additional changes in governance and reporting requirements, which could further increase costs.

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

Our Regulatory Risks

We are subject to substantial regulation, and unfavorable changes to, or failure by us to comply with, these regulations could substantially harm our business and operating results.

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

As a result of the Company’s status as a special purpose acquisition company (“SPAC”) before the Business Combination, we are subject to regulations and legal circumstances that differ from other publicly traded companies that did not complete a business combination. The SEC and other regulatory agencies may issue additional guidance or apply further regulatory mandates to companies that have completed a business combination with SPACs. For instance, refer to the risk factor below in “Our failure to timely and effectively implement controls and procedures required by Section 404(a) of the Sarbanes-Oxley Act could have a material adverse effect on our business.” regarding the accounting and reporting for warrants that have been issued by certain SPACs. Responding to and managing this regulatory environment, which has and may continue to evolve, could again divert management’s attention from the operation of our business, result in increased costs and may negatively impact our ability to raise additional capital when needed or have a material adverse effect on the price of our common stock.

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

We are required to provide management’s attestation on internal controls. The standards required for a public company under Section 404(a) of the Sarbanes-Oxley Act are significantly more stringent than those that were required of us as a privately-held company. Management may not be able to effectively and timely implement controls and procedures that adequately respond to the increased regulatory compliance and reporting requirements. If we are not able to implement the additional requirements of Section 404(a) in a timely manner or with adequate compliance, we may not be able to assess whether our internal controls over financial reporting are effective, which may subject us to adverse regulatory consequences and could harm investor confidence and the market price of our securities.

On April 28, 2021, after consultation with Ernst & Young, our audit committee and management concluded that, in light of the Staff Statement, it was appropriate to restate our previously issued consolidated financial statements as of and for the period ended December 31, 2020. As part of the restatement process, we identified a material weakness in our internal control over financial reporting.

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

We took steps to remediate this material weakness identified in April 2021, including studying and clarifying our understanding of the accounting of contracts that may be settled in the Company’s own stock, such as warrants, enhancing our accounting policy related to the accounting for such contracts to determine proper accounting in accordance with U.S. GAAP as clarified by the Staff Statement, and designing and implementing a control over the calculations of the impact of the Assumed Common Stock Warrants on our financial statements. After completion of these remediation steps, our management believes this material weakness to have been remediated as of September 30, 2021.

If we identify any new material weaknesses in the future, any such newly identified material weakness could limit our ability to prevent or detect a misstatement of our accounts or disclosures that could result in a material misstatement of our annual or interim financial statements, and could also lead to potential litigation or other disputes. In such case, we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports in addition to applicable stock exchange listing requirements, investors may lose confidence in our financial reporting and our stock price may decline as a result. We cannot assure you that the measures we have taken to date, or any measures we may take in the future, will be sufficient to avoid potential future material weaknesses or related litigation or other disputes.

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

The trading price of our Class A Common Stock has been and may in the future continue to be subject to extreme volatility. For example, from November 27, 2020, the date our Class A Common Stock began trading on the NYSE, through September 30, 2021, our Class A Common Stock has experienced an intra-day trading high of $132.73 per share and an intra-day trading low of $19.12 per share. At certain times during such period, the daily fluctuations in the trading price of our Class A Common Stock were substantially greater than 10%. We cannot predict the magnitude of future fluctuations in the trading price of our Class A Common Stock. The trading price of our Class A Common Stock may be affected by a number of factors, including events described in the risk factors set forth in this Report and in our other reports filed with the SEC from time to time, as well as our operating results, financial condition and other events or factors. Any of the factors listed below could have a material adverse effect on your investment in our securities. Factors affecting the trading price of our securities may include:

•
announcements by us or our competitors regarding technical developments and levels of performance achieved by our or their battery technologies;
•
announcements by us regarding the timing of our production objectives, including regarding QS-0, QS-1, and QS-1 Expansion;
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
•
stockholder approval of the Extraordinary Performance Award Program (the “EPA Program”) at our upcoming annual stockholder meeting (the “Annual Meeting”); and
•
general economic and political conditions such as recessions, interest rates, fuel prices, international currency fluctuations and acts of war or terrorism.

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

The EPA Program is subject to stockholder approval at our upcoming Annual Meeting. If this proposal is not approved, investors may lose confidence in the Company and our stock price may decrease. In addition, any litigation or other legal proceedings in connection with this proposal may result in substantial costs and diversion of management’s attention and resources.

Our Board has proposed for stockholder approval the EPA Program at our upcoming Annual Meeting expected to be held in the fourth quarter of fiscal 2021. As described further in our preliminary proxy statement filed on October 26, 2021 (the “Preliminary Proxy Statement”), the EPA Program would provide for stock option grants to Jagdeep Singh, our Chief Executive Officer, and other members of Company management that are earned over several tranches if the Company meets certain stock price targets and business milestones. As proposed, the EPA Program would consist of 16,798,266 shares of Class A Common Stock, representing an award pool equal to approximately 4.0% of our total common stock outstanding as of September 7, 2021. However, if the EPA Program is not approved by stockholders, this may harm investor confidence in the Company and our share price may decrease. Furthermore, although we do not currently anticipate any litigation or other legal proceedings in connection with the proposed approval of the EPA Program, we cannot give assurances that none will occur. If such proceedings do arise, they may result in substantial costs and a diversion of management’s attention and resources.

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

Sales of a substantial number of shares of our Class A Common Stock in the public market after our March 2021 Public Offering or in connection with the expiration of certain contractual lock-up agreements in May 2021, or the perception that such sales could occur, could adversely affect the market price of our Class A Common Stock and may make it more difficult for you to sell your Class A Common Stock at a time and price that you deem appropriate. As of September 30, 2021, we have approximately 325,702,237 shares of Class A Common Stock and 96,740,426 shares of Class B Common Stock outstanding. All of the shares of Class A Common Stock sold in the March 2021 Public Offering are freely tradable without restrictions or further registration under the Securities Act, except for any shares sold to any of our “affiliates” as defined in Rule 144 under the Securities Act.

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

Shares of Class B Common Stock have 10 votes per share, while shares of Class A Common Stock have one vote per share. Although no one holder or group of holders has control of more than 30.0% of the voting power of our capital stock, as of September 30, 2021 the holders of the Class B Common Stock control approximately 74.3% of the voting power of our capital stock and therefore collectively control matters submitted to our stockholders for approval, including the election of directors, amendments of our organizational documents and any merger, consolidation, sale of all or substantially all of our assets or other major corporate transactions. Even though these holders are not party to any agreement that requires them to vote together, they may have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. This concentrated control may have the effect of delaying, preventing or deterring a change in control of us, could deprive our stockholders of an opportunity to receive a premium for their capital stock as part of a sale of us, and might ultimately affect the market price of shares of our Class A Common Stock.

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

In connection with the Closing, we listed our Class A Common Stock and Public Warrants on the NYSE under the symbols “QS” and “QS.WS”, respectively. The Public Warrants were voluntarily delisted in August 2021 following our election to redeem all such warrants in July 2021. If the NYSE delists our Class A Common Stock from trading on its exchange for failure to meet the listing standards and we are not able to list such securities on another national securities exchange, we expect such securities could be quoted on an over-the-counter market. If this were to occur, we and our stockholders could face significant material adverse consequences including:

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

QuantumScape Corporation

Date: October 28, 2021	By:	/s/ Jagdeep Singh
Jagdeep Singh
Chief Executive Officer (Principal Executive Officer)

Date: October 28, 2021	By:	/s/ Kevin Hettrich
Kevin Hettrich
Chief Financial Officer (Principal Financial Officer)