Form 10-K
period 2021-12-31
QuantumScape Corp
filed 2022-02-28
CIK 1811414

Draft

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

As of June 30, 2021, the last day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the closing price of the shares of common stock on The New York Stock Exchange, was approximately $7.2 billion. Shares of common stock held by each executive officer and director and by each person who owns 5% or more of the outstanding common stock have been excluded from the foregoing calculation in that such persons may be deemed affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of the registrant’s Class A Common Stock, par value $0.0001 per share outstanding was 334,388,936, and the number of shares of the registrant’s Class B Common Stock, par value $0.0001 per share outstanding was 95,449,946, as of February 18, 2022.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement relating to its annual meeting of stockholders to be held in 2022, to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Annual Report on Form 10-K relates, are incorporated herein by reference in Part III where indicated. Except with respect to information specifically incorporated by reference in this Annual Report on Form 10-K, such proxy statement is not deemed to be filed as part hereof.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Unless the context otherwise requires, all references to “QuantumScape,” “we,” “us,” “our,” or the “Company” in this Annual Report on Form 10-K (this “Report”) refer to the current QuantumScape Corporation and its subsidiaries.

The Company makes forward-looking statements in this Report and in documents incorporated herein by reference. All statements, other than statements of present or historical fact included in or incorporated by reference in this Report, regarding the Company’s future financial performance, as well as the Company’s strategy, future operations, financial position, estimated revenues, and losses, projected costs, prospects, plans and objectives of management are forward-looking statements. When used in this Report, the words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “will,” “would” the negative of such terms and other similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words. These forward-looking statements are based on management’s current expectations, assumptions, hopes, beliefs, intentions and strategies regarding future events and are based on currently available information as to the outcome and timing of future events. The Company cautions you that these forward-looking statements are subject to all of the risks and uncertainties, most of which are difficult to predict and many of which are beyond the control of the Company and incident to its business.

These forward-looking statements are based on information available as of the date of this Report, and current expectations, forecasts and assumptions, and involve a number of risks and uncertainties. Accordingly, forward-looking statements in this Report and in any document incorporated herein by reference should not be relied upon as representing the Company’s views as of any subsequent date, and the Company does not undertake any obligation to update forward-looking statements to reflect events or circumstances after the date they were made, whether as a result of new information, future events or otherwise, except as may be required under applicable laws.

As a result of a number of known and unknown risks and uncertainties, the Company’s actual results or performance may be materially different from those expressed or implied by these forward-looking statements. Some factors that could cause actual results to differ include the below and those which we discuss in greater detail in the section titled “Risk Factors” in this Report:

•
delays in or the inability to achieve our technology development objectives, including high volume production of battery cells at commercial size with acceptable quality, consistency, throughput and cost for successful commercialization of our technologies;
•
delays in implementing or the inability to successfully implement the manufacturing processes, related automation, and technologies necessary for development efforts, volume production and successful commercialization of our technologies;
•
the inability to establish supply relationships for necessary components or being required to pay higher than anticipated supply costs;
•
our relationship with Volkswagen, including the ability to commercialize solid-state batteries from our joint development relationship with Volkswagen and as a potential customer;
•
the failure of our batteries to perform as expected;
•
delays in starting up the expected operations of our current and planned facilities, including the addition of a pre-pilot line (“QS-0”) facility in California, a 1GWh pilot-production line (“QS-1”), and subsequently the expansion to the full 21GWh target (“QS-1 Expansion”);
•
the inability to attract and retain customers during the development stage or for high volume commercial production;
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
•
the impact of worldwide economic, political, industry, and market conditions, including the continued effects of the global COVID-19 pandemic; and
•
the effectiveness of the Company’s disclosure controls and procedures and internal control over financial reporting and the implementation of our new enterprise resource planning system.

PART I

Item 1. Business.

Corporate History and Background

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

Pursuant to the terms of the Business Combination Agreement, a business combination between Kensington and Legacy QuantumScape was effected through the merger of Merger Sub with and into Legacy QuantumScape, with Legacy QuantumScape surviving as the surviving company and as a wholly-owned subsidiary of Kensington (the “Merger” and, collectively with the other transactions described in the Business Combination Agreement, the “Business Combination”). On the Closing Date, Kensington changed its name to QuantumScape Corporation.

Overview

QuantumScape is developing next generation battery technology for electric vehicles (“EVs”) and other applications.

We are at the beginning of a forecasted once-in-a-century shift in automotive powertrains, from internal combustion engines to clean EVs. While current battery technology has demonstrated the benefits of EVs, principally in the premium passenger car market, there are fundamental limitations inhibiting widespread adoption of battery technology. As a result, we believe a new battery technology represents the most promising path to enable a mass market shift.

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

Since 2012, we have developed a strong partnership with Volkswagen Group of America Investments, LLC ("VGA") and certain of its affiliates (together with VGA, “Volkswagen”). Volkswagen is one of the largest car companies in the world and intends to be a leader in EVs. Over the last nine years Volkswagen has invested a total of more than $300 million in us and has established a 50-50 joint venture with us to enable an industrial level of production of our solid-state batteries. As 50-50 partners in the joint venture with Volkswagen, we expect to share equally in the revenue and profit from the joint venture. Over the course of our relationship, Volkswagen has successfully tested multiple generations of certain of our single-layer and early generations of our multi-layer laboratory cells at industry-accepted automotive rates of power (power is the rate at which a battery can be charged and discharged). We believe no other lithium-metal battery technology has demonstrated the capability of achieving automotive rates of power with acceptable battery life.

While we expect Volkswagen will be the first to commercialize vehicles using our battery technology, over the next few years as we build our QS-0 and QS-1 facilities, we intend to work closely with other automotive original equipment manufacturers (“OEMs”) to make our solid-state battery cells widely available over time. As part of our joint venture agreement, we have agreed that QS-1 will be the first commercial-scale facility to manufacture our battery technology for automotive applications, but, subject to the other terms of the joint venture arrangements, we are not limited from working in parallel with other automotive OEMs or other non-automotive companies to commercialize our technology. In 2021, we announced our plans to expand our manufacturing capability with the addition of QS-0. QS-0 is intended to have a continuous flow, high automation line capable of building over 200,000 engineering cell samples per year. We secured a long-term lease in April 2021 for QS-0, which we expect to be producing cells by 2023.

Our development uses earth-abundant materials and processes suitable for high volume production. Our processes use tools which are already used at scale in the battery or ceramics industries. Outside of the separator, our battery is being designed to use many generally available materials and processes that are standard across today’s battery manufacturers. As a result, we expect to benefit from the projected industry-wide cost declines for these materials that result from process improvements and economies of scale. We believe that the manufacturing of our solid-state battery cells provides us with a structural cost advantage because our battery cells are manufactured without an anode.

There are government regulations pertaining to battery safety, transportation of batteries, use of batteries in cars, factory safety, and disposal of hazardous materials. We will ultimately have to comply with these regulations to sell our batteries into the market. The license and sale of our batteries abroad is likely to be subject to export controls in the future.

Our investor relations website is located at https://ir.quantumscape.com, our Twitter account is located at https://twitter.com/QuantumScapeCo, our investor relations Twitter account is located at https://twitter.com/QuantumScapeIR, our Chief Executive Officer’s Twitter account is located at https://twitter.com/startupjag, our Chief Technology Officer’s Twitter account is located at https://twitter.com/ironmantimholme, our Chief Marketing Officer’s Twitter account is located at https://twitter.com/HussainAsim, and our corporate LinkedIn account is located at https://www.linkedin.com/company/quantumscape/posts/. We use our investor relations website, aforementioned Twitter accounts and LinkedIn account to post important information for investors, including news releases, analyst presentations, and supplemental financial information, and as a means of disclosing material non-public information and for complying with our disclosure obligations under Regulation FD. Accordingly, investors should monitor our investor relations website, aforementioned Twitter accounts, and LinkedIn account in addition to following press releases, filings with the Securities and Exchange Commission (the “SEC”) and public conference calls and webcasts. We also make available, free of charge, on our investor relations website under “Financials—SEC Filings,” our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to these reports as soon as reasonably practicable after electronically filing or furnishing those reports to the SEC.

Industry Background

Shift to EVs

We believe that evolving consumer preferences coupled with growing government incentives and regulations are driving a once-in-a-century shift to EVs.

Countries around the world are promoting EVs. The dependence on gasoline-powered internal combustion engine (“ICE”) vehicles has heightened environmental concerns, created reliance among industrialized and developing nations on large oil imports, and exposed consumers to unstable fuel prices and health concerns related to heightened emissions. Many national and regional regulatory bodies have adopted legislation to incentivize or require a shift to lower-emission and zero-emission vehicles. For example, over a dozen of countries including the United Kingdom, the Netherlands, Sweden, Germany, France and Norway have announced intentions to either increase applicable environmental targets or outright ban the sale of new ICE vehicles in the next two decades. In 2020, California passed regulations requiring half of trucks sold in the state to be zero-emissions by 2035 and 100% by 2045. In 2021, the United States outlined the target of 50% EV sales share by 2030 and the European Union proposed an effective ban on the sale of new petrol and diesel cars from 2035. This global push to transition from ICE vehicles, aided by favorable government incentives and regulations, is accelerating the growth in lower- and zero-emission vehicle markets.

Furthermore, consumers are increasingly considering EVs for a variety of reasons including better performance, growing EV charging infrastructure, significantly lighter environmental impact, and lower maintenance and operating costs. Automakers such as Tesla, Inc. have demonstrated that premium EVs can deliver a compelling alternative to fossil fuels. As EVs become more competitive and more affordable, we believe that they will continue to take market share from ICE vehicles. We believe that this shift will occur across vehicle types and market segments. However, the inherent limitations of lithium-ion battery technology continue to impede improvements in EV competitiveness and cost.

Current Battery Technology Will Not Meet the Requirements for Broad Adoption of EVs

Despite the significant progress in the shift to EVs, the market remains dominated by ICE vehicles. According to BloombergNEF, approximately 7% of global sales of light vehicles in the first half of 2021 were electrified. For EVs to be adopted at scale across market segments batteries need to improve. In particular, we believe there are five key requirements to drive broad adoption of EVs:

•
Battery capacity (energy density). EVs need to be able to drive over 300 miles on a single charge to achieve broad market adoption. The volume required for conventional lithium-ion battery technology limits the range of many EVs. Higher energy density will enable automotive OEMs to increase battery pack energy without increasing the size and weight of the vehicle’s battery pack.
•
Fast charging capability. EV batteries need to be fast-charging to replicate the speed and ease with which a gasoline car can be refueled. We believe this objective is achieved with the ability to charge from 10% to 80% capacity in under 15 minutes, faster than today’s conventional batteries can deliver without materially degrading life.
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

We believe that a battery technology that can meet these requirements will enable an EV solution that is much more broadly competitive with internal combustion engines. According to the Organisation Internationale des Constructeurs d’Automobiles, more than 77 million ICE vehicles were produced in 2020 across the auto industry, representing a significant untapped demand for a battery that meets these requirements.

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

Since the 1990s, conventional lithium-ion batteries have gradually improved in energy density. Most increases in energy density have come from improved cell design and incremental improvements in cathode and anode technology. However, there is no Moore’s law in batteries—it has taken conventional lithium-ion batteries at least 10 years to double in energy density and it has been approximately 30 years since the introduction of a major new chemistry. As the industry approaches the theoretical limit of achievable energy density for lithium-ion batteries, we believe a new architecture is required to deliver meaningful gains in energy density.

Batteries have a cathode (the positive electrode), an anode (the negative electrode), a separator which prevents contact between the anode and cathode, and an electrolyte which transports ions but not electrons. A conventional lithium-ion battery (as shown in the figure below) uses a liquid electrolyte, a polymer separator, and an anode made principally of carbon (graphite) or a carbon/silicon composite. Lithium ions move from the cathode to the anode when the battery is charged and vice versa during discharge.

Conventional Lithium-Ion Battery Design

The energy density of conventional lithium-ion batteries is fundamentally limited by the anode, which provides a host material made of carbon and/or silicon to hold the lithium ions, preventing them from binding together into pure metallic lithium. Metallic lithium, when used with conventional liquid electrolytes and porous separators, can form needle-like crystals of lithium known as dendrites, which can penetrate through the separator and short-circuit the cell.

While using a host material is an effective way to prevent dendrites, this host material adds volume and mass to the cell, adds cost to the battery, and limits the battery life due to side reactions at the interface with the liquid electrolyte. The rate at which lithium diffuses through the anode also limits the maximum cell power.

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

Lithium-Metal Anode Required to Unlock Highest Energy Density

We believe that a lithium-metal anode is the most promising approach that can break out of the constraints inherent in conventional lithium-ion batteries and enable significant improvements in energy density.

In a lithium-metal battery, the anode is made of metallic lithium; there is no host material. Eliminating the host material reduces the size and weight of the battery cell and eliminates the associated materials and manufacturing costs. This results in the highest theoretical gravimetric energy density for a lithium-based battery system. Lithium-ion batteries currently used in the auto industry have energy densities of less than 300 Wh/kg. We believe lithium-metal batteries have the potential to achieve significantly higher energy density.

Lithium-metal anodes are generally compatible with conventional cathode materials, and lithium-metal batteries will derive some benefit from continued improvement in conventional cathode materials. Moreover, lithium-metal anodes may enable future generations of higher energy cathodes, such as the metal fluorides, that may not achieve significant energy density gains when used with lithium-ion anodes, as shown in the figure below.

Modeled Cell Specific Energy

Source: Andre et al, J Mater Chem A, (2015) 6709

Note: Modeled cell specific energy is based on traditional cell designs and architectures.

Although the industry has understood for over 40 years the potential benefits of lithium-metal anodes, the industry has not been able to develop a separator that makes a lithium-metal anode practical for rechargeable applications.

Solid-State Separator Required to Enable Lithium-Metal Anode

We believe that a lithium-metal battery requires that the porous separators used in current lithium-ion batteries be replaced with a solid-state separator capable of conducting lithium ions between the cathode and anode at rates comparable to conventional liquid electrolyte while also suppressing the formation of lithium dendrites, which are needle-like formations of lithium metal which can grow across the separator and short-circuit the cell. While various solid-state separators have been shown to operate at low power densities, such low power densities are not useful for most practical applications. To our best knowledge, we are the only company that has been able to demonstrate a solid-state separator for lithium-metal batteries that reliably prevents dendrite formation at higher power densities, such as those required for automotive applications and fast-charging.

We believe that our ability to develop this proprietary solid-state separator will enable the shift from lithium-ion to lithium-metal batteries.

Our Technology

Our proprietary solid-state lithium-metal cell represents the next-generation of battery technology.

Our battery cells have none of the host materials used in conventional anodes. In fact, when our cells are manufactured there is no anode. When the cell is first charged, lithium moves out of the cathode, diffuses through our solid-state separator and plates in a thin metallic layer directly on the anode current collector, forming an anode. When the battery cell is discharged, the lithium diffuses back into the cathode.

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

An effective solid-state separator requires a solid material that is as conductive as a liquid electrolyte, chemically stable next to lithium-one of the most reactive elements-and able to prevent the formation of dendrites. Our team worked over ten years to develop a composition that meets these requirements and to develop the techniques necessary to manufacture the separator material at scale using a continuous process. We have a number of patents covering both the composition of this material and key steps of the manufacturing process.

Our solid-state separator is a dense, entirely inorganic ceramic. As shown in the figure above, it is made into a film that is thinner than a human hair and then cut into pieces about the length and width of a playing card. Our solid-state separator is flexible because it has a low defect density and is thin. In contrast, typical household ceramics are brittle and can break due to microscopic defects which reduce structural integrity.

The separator is placed between a cathode and anode current collector to form a single battery cell layer, as shown by the single layer pouch cell in the graphic above. Our single-layer solid-state cells have been extensively tested for power density, cycle life and temperature performance. This is the only solid-state cell we are aware of that simultaneously satisfies what we believe are the key requirements for automotive commercial usage (800 cycles while maintaining 80% energy retention, 100% depth of discharge, 1C/1C rates, <30°C temperature, <4 atm pressure) and that has been validated by independent testing.

Our testing of single-layer battery cells shows that unlike previous solid-state efforts, our solid-state separators can work at high rates of power, with the ability to charge from 10% to 80% capacity in under 15 minutes, faster than today’s conventional batteries can deliver without materially degrading life. We also presented data showing our single-layer battery cell can work at a wide range of temperatures, including results that show cycling at –10°C.

The basic building block of our designed battery package is the bilayer cell, consisting of a double-sided cathode with a separator on either side. We stack these bilayer cells together to form multi-layer cells. Our form factor for EV batteries is targeted to be about the size of a deck of cards.

Multi-Layer Progress

Major Architectural Components
as manufactured
1
Anode-less Manufacturing
Anode-less cell design with lithium plated during charge cycles
2
Solid-State Separator
Ceramic electrolyte with high dendritic resistance
Unit stack
Anode Current Collector 1
Solid-State Separator 2
Cathode Active
Catholyte
Cathode Current Collector
Bi-layer stack
Multilayer (4-layer)

Depending upon our potential customer’s requirements, our battery cell will require several dozen layers within each battery package. We have not yet built a complete multi-layer solid-state battery cell in the dimensions required for automotive applications but have announced the results of our single-layer, four-layer, and 10-layer cells. Those cells have reached over 800 cycles at near-room temperature (25 to 30 degrees Celsius) at 1C charge and discharge rates with energy retention maintained at more than 80%.

We need more production capacity to make the large number of multi-layer cells needed for testing and for process optimization, including yield improvement. We have ordered and continue to order new automation and high-volume tools that we expect to increase both output and repeatability; the nature of the task, and the development approach that we use, involves high velocity experimentation and a large number of samples.

Our cathodes use a combination of conventional cathode active materials such as NMC or a cobalt-free, nickel-free composition like LFP with a catholyte made of an organic polymer and organic liquid. In the future, we may use other compositions of cathode active materials. Over the years, we have developed catholytes made of differing mixtures of organic polymer and organic liquid electrolyte to optimize performance across multiple metrics such as voltage, temperature, power, and safety, among others. We continue to test solid, gel and liquid catholytes in our cells. The solid catholyte is part of our ongoing research and development investigation into inorganic catholytes. Our solid-state separator platform is being designed to enable faster charge rates for thicker cathode electrodes, which when combined with a lithium-metal anode, may further increase cell energy densities.

We believe our battery technology may provide significant improvements in energy density compared to today’s conventional lithium-ion batteries, as shown in the figure below.

Projected Energy Density Improvement on QuantumScape Platform

Gravimetric Energy Density (Wh/kg)
500
450
400
350
300
250
200
150
100
Volumetric Energy Density (Wh/L)
300
400
500
600
700
800
900
1,000
1,100
Commercialized Chemistries
LFP[1]
NMC[2]
NCA[3]
NCA or Ni-rich NMC + Silicon / Carbon Anode
QuantumScape

Sources: Cell densities for commercialized chemistries based on Ding, Y. et al (2019) and Yang, X. et al. (2021); QuantumScape cell densities based on management estimates

1 Lithium, iron, and phosphate 2 Nickel, manganese, and cobalt 3 Nickel, cobalt, and aluminum

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

Our battery technology is intended to meet the five key requirements we believe will enable mass market adoption of EVs:

•
Energy density. Our battery design is intended to significantly increase volumetric and gravimetric energy density by eliminating the carbon/silicon anode host material found in conventional lithium-ion cells. This increased energy density will enable EV manufacturers to increase range without increasing the size and weight of the battery pack, or to reduce the size and weight of the battery pack which will reduce the cost of the battery pack and other parts of the vehicle. For example, we estimate that our solid-state battery cells will enable a car maker to increase the range of a luxury performance EV—with 350 liters of available battery space—from 250 miles (400 km) to 450 miles (730 km) without increasing the size and weight of the battery pack. In the same example, we estimate our battery would enable the car maker to increase the maximum power output of such a vehicle from 420 kW to 650 kW without increasing the size and weight of the battery pack. Alternatively, we believe that our solid-state battery cells will enable a car maker to increase the range of a mass market sedan-with 160 liters of available battery space-from 123 miles (200km) to 233 miles (375km) without increasing the size and weight of the battery pack. Similarly, we believe our battery would enable the car maker to increase the maximum power output of such vehicle from 100 kW to 150 kW without increasing the size and weight of the battery pack.

•
Battery life. We designed our technology to enable increased battery life relative to conventional lithium-ion batteries. In a conventional cell, a reason that battery capacity fades over time is the gradual irreversible loss of lithium due to side reactions between the liquid electrolyte and the anode. By eliminating the anode host material, we expect to eliminate the anode side reaction and anode to enable longer battery life. Our single-layer, four-layer, and 10-layer prototype cells have been tested to over 800 cycles (under stringent test conditions, including 100% depth-of-discharge cycles at one-hour charge and discharge rates at 25 to 30 degrees Celsius and approximately 3.4 atm of pressure with approximately 3mAh/cm2 cathode loading) while still retaining over 80% of the cells’ energy. This performance exceeds the cycle life and capacity retention in many EV battery warranties today, which require that cells retain 70% of the rated capacity at 150,000 miles.
•
Fast charging capability. Our battery technology, and specifically our solid-state separator material, has been tested to demonstrate the ability to charge from 10% to 80% capacity in under 15 minutes at 25 degrees Celsius, faster than today’s conventional batteries can deliver without materially degrading life. In these conventional batteries, the limiting factor for charge rate is the rate of diffusion of lithium ions into the anode. If a conventional battery is charged at high rate, especially at high state-of-charge or low temperature, lithium can start plating on carbon particles of the anode rather than diffuse into the carbon particles. This causes a reaction between the plated lithium and liquid electrolyte which reduces cell capacity and increases the risk of dendrites that can short circuit the cell. With a lithium-metal anode, using our solid-state separator, we expect the lithium can be plated as fast as the cathode can deliver it.
•
Increased safety. Our solid-state battery cell uses a ceramic separator which is not combustible and is therefore safer than conventional polymer separators. This ceramic separator is also capable of withstanding temperatures considerably higher than those that would melt conventional polymer separators, providing an additional measure of safety. In high temperature tests of our solid-state separator material with lithium, the separator material remained stable in direct contact with molten lithium without releasing heat externally, even when heated up to 250 degrees Celsius, higher than the 180 degrees Celsius melting point of lithium.
•
Cost. Our battery technology eliminates the anode host material and the associated manufacturing costs, providing a structural cost advantage compared to traditional lithium-ion batteries. When comparing manufacturing facilities of similar scale, we estimate that eliminating these costs has the potential to provide a cost savings compared to the costs of building traditional lithium-ion batteries.

Our Competitive Strengths

Only lithium-metal battery technology showing capability to meet automotive requirements for power, cycle life, and temperature range to our knowledge. We have built and tested over 100,000 single-layer solid-state cells and have demonstrated that our technology shows the capability to meet automotive requirements for power, cycle life, and temperature range. In 2018, Volkswagen announced it had successfully tested certain of our single-layer, laboratory battery cells at automotive rates of power. Subsequently, Volkswagen has tested certain subsequent generations of laboratory cells, including multi-layer laboratory cells. In 2021, a second top ten (by global revenues) automotive OEM evaluated our early cells, with whom we signed an agreement for them to collaborate with us to evaluate prototypes of our solid-state battery cells, and to purchase 10 MWh of capacity from QS-0 for inclusion in pre-series vehicles, subject to satisfactory validation of intermediate milestones.

Partnership with one of the world’s largest automotive OEMs. We are partnered with Volkswagen, one of the largest automakers in the world. Volkswagen has been a collaboration partner and major investor since 2012 and has invested a total of more than $300 million. In addition, Volkswagen has committed additional capital to fund the joint venture we have established with Volkswagen to enable an industrial level of production of our solid-state batteries for use in Volkswagen vehicles. As 50-50 partners in the joint venture with Volkswagen, we expect to share equally in the revenue and profit from the joint venture.

High barriers to entry and extensive patent and intellectual property portfolio. Since inception, we have generated more than 250 U.S. and foreign patents and patent applications – including broad fundamental patents around our core technology. Our proprietary solid-state separator uses the only material we know of that can cycle lithium at automotive current densities and room temperature without forming dendrites. We have a range of patents, including patents that cover:

•
Composition of matter, including the optimal composition as well as wide-ranging coverage of a number of variations;
•
Enabling battery technology covering compositions and methods required to incorporate a solid-state separator into a battery;
•
Manufacturing technology, protecting the way to make the separator at scale without semiconductor-style vacuum production or batch processes used in traditional ceramics; and
•
Material dimensions, including our proprietary solid-state separator, covering any separator with commercially practical thicknesses for a solid-state battery.

Significant development focused on next-gen technology for automotive applications. We have spent over ten years and over $350 million developing our battery technology. We have run over 4.4 million tests on over 1.1 million cells and cell components. Our technical team comprises more than 500 employees, many of whom have worked at large battery manufacturers and automotive OEMs. Through its experience, our team has significant technical know-how and is supported by extensive facilities and equipment, development infrastructure, and data analytics.

Designed for volume production. Our battery cells are designed to use earth-abundant materials and processes suitable for high volume production. Our manufacturing process for our proprietary separator uses tools which are already used at scale in the battery or ceramics industries. While preparing for scale production, we have purchased or tested production-intent tools from the world’s leading vendors. In particular, we expect to produce our proprietary separator using scalable continuous processing. Although our separator material is proprietary, the inputs are readily available and can be sourced from multiple suppliers across geographies.

Structural cost advantage leveraging industry cost trends. Aside from the separator, our battery is being designed to use many of the materials and processes that are standard across today’s lithium-ion battery manufacturers. As a result, we expect to benefit from the projected industry-wide cost declines for these materials that result from process improvements and economies of scale. We believe that the manufacturing of our solid-state battery cells provides us with a structural cost advantage because our battery cells are manufactured without an anode.

Our Growth Strategy

Continue to develop our commercial battery technology. We will continue developing our battery technology with the goal of enabling commercial production between 2024 and 2025. We have demonstrated capabilities of our solid-state separator and battery technology in single-layer, four-layer and 10-layer solid-state cells in commercially relevant areas (ranging from 60x75mm to 70x85mm). In February 2022, we announced early cycling test results for 16-layer cells also in a commercially relevant area. We must now develop multi-layer cells with commercial dimensions and many more layers, to continue improving yield and performance and to optimize all components of the cell for high volume manufacturing. We will continue to work to further develop and validate the volume manufacturing processes to enable high volume manufacturing and minimize manufacturing costs. We will continue to work on increasing the yield of our separators to reduce scrappage and to increase utilization of manufacturing tools. Finally, we will continue to use our engineering line in San Jose, California to prepare for high volume manufacturing and plan our first commercial production, QS-1, through our joint venture partnership with Volkswagen. In addition, we expect that QS-0 will help provide the additional capacity we need for our development work and will enable us to accelerate work on the next-generation of manufacturing tools. QS-0 is also intended to provide capacity to make enough batteries for hundreds of long-range battery electric test vehicles per year. This will allow us to provide early cells to Volkswagen, as well as other automotive partners, explore non-automotive applications, and help de-risk subsequent commercial scale-up. We secured a long-term lease in April 2021 for QS-0. We expect for QS-0 to be producing cells by 2023. Our current funds are sufficient to fund QS-0 expenses and the initial setup of the QS-1 production facilities.

Meet Volkswagen battery demand. QS-1 to be built and run by our 50-50 joint venture entity with Volkswagen, QSV Operations LLC (“QSV”) and the subsequent QS-1 Expansion would represent a small fraction of Volkswagen’s demand for batteries and implies vehicle volumes under 2.5% of Volkswagen’s total production in 2021, assuming a 100KWh pack size. Our goal is to significantly expand the production capacity of the joint venture, in partnership with Volkswagen, to meet more of their projected demand.

Expand relationships with other automotive OEMs. While we expect Volkswagen will be the first to commercialize vehicles using our battery technology, over the next few years as we build QS-1, we intend to work closely with other automotive OEMs to make our solid-state battery cells widely available over time. As part of our joint venture agreement we have agreed that QS-1 will be the first commercial-scale cell production facility to manufacture our battery technology for automotive applications, but, subject to the other terms of the joint venture arrangements, we are not limited from working in parallel with other automotive OEMs to commercialize our technology, including the second top ten automotive OEM noted above. We expect that QS-0 will allow us to provide early cells to Volkswagen, as well as other automotive partners, explore non-automotive applications, and help de-risk subsequent commercial scale-up.

Expand target markets. We are currently focused on automotive EV applications, which have the most stringent set of requirements for batteries. However, we recognize that our solid-state battery technology has applicability in other large and growing markets including stationary storage and consumer electronics such as smartphones and wearables. In January 2022, we announced an agreement to work with Fluence Energy Inc. to evaluate our batteries for inclusion in their stationary energy storage applications.

Expand commercialization models. Our technology is being designed to enable a variety of business models. In addition to joint ventures, such as the one with Volkswagen, we may operate solely-owned manufacturing facilities or license technology to other manufacturers, such as our recently announced QS-0 facility that is planned for California. Where appropriate, we may build and sell separators or cell layers rather than complete battery cells.

Continued investment in next-gen battery innovation. We intend to continue to invest in research and development to improve battery cell performance, improve manufacturing processes, and reduce cost.

Manufacturing and Supply

Our battery manufacturing process is being designed to be very similar to that of conventional lithium-ion battery manufacturing, with a few exceptions:

•
We use a proprietary separator material instead of the polyolefin separator used in lithium-ion cells.
•
Our architecture eliminates the need for anode manufacturing, reducing capital investment and lowering operating costs.
•
We will build our multi-layer cells by sequentially stacking rather than winding cell materials together.
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

Relative to conventional lithium-ion cells, our technology eliminates the anode material cost (e.g. carbon/silicon host material, electrolyte in the anode) and reduces manufacturing costs (e.g. no anode related manufacturing costs, reduced formation costs). This enables savings in materials, capital equipment and manufacturing time, as illustrated in the graphic below.

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

Joint Venture Relationship

In June 2018, we formed QSV, a 50-50 joint venture entity with Volkswagen focused on cell manufacturing, to facilitate the commercialization of our solid-state battery technology and enable Volkswagen to be the first automotive OEM to utilize this technology. In 2018, the parties collectively made an initial equity investment in the joint venture of approximately $3 million. Upon the occurrence of certain development milestones and subject to the entry by QuantumScape, Volkswagen and QSV into certain related agreements, QuantumScape and Volkswagen have agreed to commit additional capital on a 50-50 basis to QSV to fund the buildout of QS-1 and QS-1 Expansion cell manufacturing. As 50-50 partners in the cell manufacturing joint venture with Volkswagen, we expect to share equally in the revenue and profit from the joint venture, including from QS-1 and QS-1 Expansion. Under the joint venture agreements, QSV will purchase solid state separators from QuantumScape.

The joint venture agreements were amended in 2020 in connection with a further $200 million investment commitment by Volkswagen in QuantumScape. $100 million of this equity investment by Volkswagen was funded in December 2020 and the second $100 million equity investment was funded in April 2021. As part of this equity investment, Volkswagen has the right to designate two members to our Board, who are currently Mr. Blome and Mr. Wiese.

The joint venture agreements provide for the commercialization of our solid-state battery cells to occur in two phases. The first phase is the construction of QS-1 with an annual capacity of 1GWh. QSV will begin construction of QS-1 when certain delivery and validation milestones are met for our solid-state battery cells. The second phase is QS-1 Expansion.

We believe the joint venture structure will enable Volkswagen to benefit from early access to our solid-state battery cells, but also protect our intellectual property. For example, certain key battery technology will continue to be owned by us and will be provided to the joint venture through a limited license for purposes of QS-1. The parties will agree on the license terms for a high-volume manufacturing facility for this battery technology license. The joint venture terminates upon the earliest to occur of (i) Volkswagen exercising specified put rights in the event of, amongst others, (a) a change of control of QuantumScape, or (b) the failure by us to meet specified development milestones within certain timeframes, (ii) QuantumScape or Volkswagen exercising specified call or put rights in the event of, amongst others, if the parties cannot agree to commercial terms for QS-1 or QS-1 Expansion within certain timeframes, (iii) a certain date after commencement of production of a Volkswagen series production vehicle using our battery cells (or an alternative end date if no such production was commenced after certain technical milestones with respect to our battery cell technology were reached) and (iv) December 31, 2028.

Volkswagen committed to purchase a certain portion of the output capacity of QS-1 at a price for the solid-state battery cells that is comparable to those of lithium-ion batteries, but with a premium for the outperformance of these battery cells based on certain key technical parameters. We will sell separators to the joint venture at a price to be agreed by the parties based on the provisions of the joint venture agreements. The joint venture agreements provide the framework for the commercial relationship. At the appropriate time, the parties will negotiate agreements covering the details of these purchase commitments.

QS-1 Expansion is subject to meeting additional technical milestones and agreement on commercial terms, including pricing for the battery cells, agreement on the terms of purchase or license for the separators, and agreement on terms of the license to our battery technology for QS-1 Expansion. As 50-50 partners in the joint venture with Volkswagen, we expect to share equally in the capital contributions required for QS-1 Expansion and in the revenue and profit from QS-1 Expansion. We have agreed that the pricing for the battery cells sold by QS-1 Expansion and the separators purchased by QS-1 Expansion may be different from the pricing set for QS-1, and we will need to agree on pricing at the appropriate time. In addition, we will need to agree to the terms of the license to our battery technology for QS-1 Expansion.

Volkswagen is expected to have a significant role in the manufacturing ramp-up of QSV, and we have agreed that certain technology that is developed by QSV will be owned by the joint venture and licensed to each of QuantumScape and Volkswagen on a royalty-free basis. None of this intellectual property has been developed to date. Although the parties have not commenced operations on QS-1, Volkswagen has offered to assist us with supply chain, manufacturing ramp-up planning, and automation. In addition, we have collaborated with Volkswagen on enabling us to develop stronger relationships with battery component supply companies, such as cathode manufacturers and equipment supply companies.

Research and Development

We conduct research and development at our headquarters facility in San Jose, California. Research and development activities concentrate on making further improvements to our battery technology, including improvements to battery performance and cost.

Our research and development currently includes programs for the following areas:

•
Multi-layering. We are working to continue increasing the number of layers in our cells. In 2021, we announced test results for our four-layer and 10-layer solid-state battery cells, and in February 2022, we announced early cycling test results for 16-layer cells, all in commercially relevant areas (ranging from approximately 60x75mm to 70x85mm). In order to produce commercially-viable solid-state battery cells, we must produce battery cells which will require several dozen layers, the exact number of which will depend on our customers’ requirements. We will need to overcome the developmental challenges to increase the layer count and implement the appropriate cell design for our solid-state battery cell.
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
•
Continued improvement of the cathode. Our cathodes use a combination of conventional cathode active materials such as NMC or a cobalt-free, nickel-free composition like LFP with a catholyte made of an organic polymer and organic liquid. In the future, we may use other compositions of cathode active materials. Over the years, we have developed catholytes made of differing mixtures of organic polymer and organic liquid electrolyte to optimize performance across multiple metrics such as voltage, temperature, power, and safety, among others. We continue to test solid, gel and liquid catholytes in our cells. The solid catholyte is part of our ongoing research and development investigation into inorganic catholytes. Our solid-state separator platform is being designed to enable faster charge rate for thicker cathode electrodes, which when combined with a lithium-metal anode, may further increase cell energy densities.

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

As of December 31, 2021, we owned or licensed, on an exclusive basis, 92 issued U.S. patents and 49 pending or allowed U.S. patent applications, and 143 granted foreign patents and patent applications. We have 2 registered U.S. trademark and 5 pending U.S. trademark applications. Patents issued to us start expiring in 2033.

Competition

The EV market, and the battery segment in particular, is evolving and highly competitive. With the introduction of new technologies and the potential entry of new competitors into the market, we expect competition to increase in the future, which could harm our business, results of operations, or financial condition.

Our prospective competitors include major manufacturers currently supplying the industry, automotive OEMs and potential new entrants to the industry. Major companies now supplying batteries for the EV industry include Panasonic Corporation, Samsung SDI, Contemporary Amperex Technology Co. Limited, LG Energy Solutions and BYD Co. Limited. They supply conventional lithium-ion batteries and in many cases are seeking to develop solid-state batteries, including potentially lithium-metal batteries. In addition, because of the importance of electrification, many automotive OEMs are researching and investing in solid-state battery efforts and, in some cases, in battery development and production. For example, Tesla, Inc. is building multiple battery gigafactories and potentially could supply batteries to other automotive OEMs, and Toyota Motors and a Japanese consortium have a multi-year initiative pursuing solid-state batteries.

A number of development-stage companies such as SES and Solid Power are also seeking to improve conventional lithium-ion batteries or to develop new technologies for solid-state batteries, including lithium-metal batteries. Potential new entrants are seeking to develop new technologies for cathodes, anodes, electrolytes and additives. Some of these companies have established relationships with automotive OEMs and are in varying stages of development.

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

Employees

We pride ourselves on the quality of our world-class team and seek to hire only employees dedicated to our strategic mission. Many of our employees have significant experience working with large battery manufacturers and automotive OEMS. As of December 31, 2021, we employed approximately 570 employees, based primarily in our headquarters in San Jose, California. Over 500 of our employees are engaged in research and development and related functions, and more than half of these employees hold engineering and scientific degrees, including many from the world’s top universities.

We seek team members who want to help solve a significant problem that will positively impact the world. We value diversity and recognize the importance of fostering a positive, inclusive culture. As such, we have actively taken steps towards eliminating unconscious bias in our hiring and promotion processes while enabling us to add and promote team members who demonstrate behaviors aligned with our values, including but not limited to delivering unconscious bias training to senior leaders, redesigning and enhancing hiring processes and establishing new college relationships to increase the diversity of our candidate pool.

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

Item 1A. Risk Factors.

The following summary risk factors and other information included in this Report should be carefully considered. The summary risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not currently known to us or that we currently deem less significant may also affect our business operations or financial results. If any of the following risks actually materialize, our stock price, business, operating results and financial condition could be materially adversely affected. For more information, see below for more detailed descriptions of each risk factor.

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
•
We may not succeed in attracting customers during the development stage or for high volume commercial production, and our future growth and success depend on our ability to attract and retain customers.
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

Risks Related to Our Technology Development and Scale-Up

We face significant challenges in our attempt to develop a solid-state battery cell and produce it at high volumes with acceptable quality, consistency, throughput and costs. The pace of development in materials science is often not predictable and we may encounter delays and cost overruns related to planning, permitting, construction, equipment installation, utilities infrastructure installation and operations start-up of our manufacturing facilities. Delays or failures in accomplishing these and other development objectives may delay or prevent successful commercialization of our products.

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

Our solid-state separators are in the development stage. These separators have never been used before for battery applications (or to our knowledge, for any other applications) and there are significant quality, consistency and throughput, cost and manufacturing process challenges to be solved in order for the separators to be produced and used commercially. We are likely to encounter engineering challenges as we increase the lateral dimensions, reduce the thickness and increase the production volume of our solid-state separators. If we are not able to overcome these barriers in developing and producing its solid-state separators at commercial volumes, our business could fail.

To achieve target energy density, we need to assemble our solid-state layers into a multi-layer format, which is enclosed within a single battery package. Depending upon our customer’s requirements, our battery cell may require dozens of layers within each battery package. We have tested single-layer, four-layer, 10-layer and 16-layer cells in commercially relevant areas that measure approximately 60x75mm to 70x85mm, but we must make multi-layer cells in commercially relevant areas with dozens of layers and do so at a high yield without compromising performance, and while solving related packaging challenges in a way that is scalable and low-cost. There are significant engineering and mechanical challenges that we must overcome to build our multi-layer battery cells. In addition, we will need to acquire certain tools that we currently do not possess and develop the manufacturing process necessary to make these multi-layer battery cells in high volume. If we are not able to overcome these developmental hurdles in building our multi-layer cells, our business is likely to fail.

We are evaluating multiple cathode material compositions for inclusion in our solid-state battery cells and have not yet finalized the cathode composition or formulation. We also have not validated that the current cell design meets all automotive requirements. We have not yet validated a manufacturing process or acquired the tools necessary to produce high volumes of our cathode electrode that meets all commercial requirements. If we are not able to overcome these developmental and manufacturing hurdles our business likely will fail.

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

We rely on third-party suppliers for components and equipment necessary to develop and manufacture our solid-state batteries, including key supplies, such as our cathode material and manufacturing tools for both our separator and solid-state battery cells. We are collaborating with key suppliers but have not yet entered into agreements for the supply of production quantities of these materials. To the extent that we are unable to enter into commercial agreements with these suppliers on beneficial terms, or these suppliers experience difficulties ramping up their supply of materials to meet our requirements, the introduction of our battery will be delayed. To the extent our suppliers experience any delays in providing or developing the necessary materials, we could experience delays in delivering on our timelines. For example, we have previously experienced minor disruptions to the supply of process gas due to the shortage of truck drivers related to the COVID-19 pandemic, and have also experienced disruption to the supply of petroleum-derived products as a result of the February 2021 North American cold wave that shut down refineries and other facilities.

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

Any disruption in the supply of components, equipment or materials could temporarily disrupt research and development activities or production of our batteries until an alternative supplier is able to supply the required material. Changes in business conditions, unforeseen circumstances, governmental changes, disruptions caused by power outages, weather events and other natural disasters, and other factors beyond our control or which we do not presently anticipate, could also affect our suppliers’ ability to deliver components or equipment to us on a timely basis. Any of the foregoing could materially and adversely affect our results of operations, financial condition and prospects.

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

We may not succeed in attracting customers during the development stage or for high volume commercial production, and our future growth and success depend on our ability to attract and retain customers.

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

As of December 31, 2021, Volkswagen beneficially owns approximately 20.5% of our Class A Common Stock and 18.8% of our Class B Common Stock outstanding, representing approximately 19.3% of the vote, and our executive officers, directors and their affiliates as a group beneficially own approximately 32.2% of our Class A Common Stock and 65.1% of our Class B Common Stock outstanding, representing approximately 56.4% of the vote. As a result, these stockholders will be able to exercise a significant level of control over all matters requiring stockholder approval, including the election of directors, any amendment of our Amended and Restated Certificate of Incorporation (the “Certificate of Incorporation”) and approval of significant corporate transactions. In addition, Volkswagen holds the right to designate two directors to our Board. This control could have the effect of delaying or preventing a change of control or changes in our management and will make the approval of certain transactions difficult or impossible without the support of these stockholders and of their votes.

Our Intellectual Property Risks

We rely heavily on our intellectual property portfolio. If we are unable to protect our intellectual property rights, our business and competitive position would be harmed.

We may not be able to prevent unauthorized use of our intellectual property, which could harm our business and competitive position. We rely upon a combination of the intellectual property protections afforded by patent, trademark and trade secret laws in the United States and other jurisdictions, as well as license agreements and other contractual protections, to establish, maintain and enforce rights in our proprietary technologies. In addition, we seek to protect our intellectual property rights through nondisclosure and invention assignment agreements with our employees and consultants, and through non-disclosure agreements with business partners and other third parties. Despite our efforts to protect our proprietary rights, third parties, including our business partners, may attempt to copy or otherwise obtain and use our intellectual property without our consent. Monitoring unauthorized use of our intellectual property is difficult and costly, and the steps we have taken or will take to prevent misappropriation may not be sufficient. Any enforcement efforts we undertake, including litigation, could be time-consuming and expensive and could divert management’s attention, which could harm our business, results of operations and financial condition. In addition, existing intellectual property laws and contractual remedies may afford less protection than needed to safeguard our intellectual property portfolio.

Patent, trademark and trade secret laws vary significantly throughout the world. A number of foreign countries do not protect intellectual property rights to the same extent as do the laws of the United States. Therefore, our intellectual property rights may not be as strong or as easily enforced outside of the United States and efforts to protect against the unauthorized use of our intellectual property rights, technology and other proprietary rights may be more expensive and difficult outside of the United States. Failure to adequately protect our intellectual property rights could result in our competitors using our intellectual property to offer products, potentially resulting in the loss of some of our competitive advantage and a decrease in our revenue which would adversely affect our business, prospects, financial condition and operating results.

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

Many automotive OEMs and a number of battery technology companies are researching and investing in solid-state battery efforts and, in some cases, in battery development and production. There are a number of companies seeking to develop alternative approaches to solid-state battery technology, including lithium-metal batteries. We expect competition in battery technology and EVs to intensify due to increased demand for these vehicles and a regulatory push for EVs, continuing globalization, and consolidation in the worldwide automotive industry. Developments in alternative technologies or improvements in batteries technology made by competitors may materially adversely affect the sales, pricing and gross margins of our batteries. If a competing technology is developed that has superior operational or price performance, our business will be harmed. Similarly, if we fail to accurately predict and ensure that our battery technology can address customers’ changing needs or emerging technological trends, or if our customers fail to achieve the benefits expected from our solid-state batteries, our business will be harmed.

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

We are an early-stage company with a history of financial losses and expect to incur significant expenses and continuing losses from operations for the foreseeable future.

We incurred a loss from operations of approximately $215.3 million and net loss of approximately $46.0 million for the year ended December 31, 2021 and an accumulated deficit of approximately $2.0 billion from our inception in 2010 through the year ended December 31, 2021. The net loss in the year ended December 31, 2021 includes the impact of a $168.7 million gain due to the non-cash fair value change of the Assumed Common Stock Warrant liabilities. We believe that we will continue to incur operating losses each quarter until at least the time we begin significant production of our lithium-metal solid-state batteries, which is not expected to occur until 2024 or 2025, and may occur later.

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

Warrants Litigation

Purported Company warrantholders filed actions against the Company in both the United States District Court for the Southern District of New York and the New York State Supreme Court alleging, among other things, that they were entitled to exercise their warrants within 30 days of the closing of the Business Combination (the “Closing”) and that the preliminary and final versions of the proxy statement/prospectus/information statement dated September 21, 2020, and November 12, 2020, were misleading and/or omit material information concerning the exercise of the warrants. The lawsuit in the New York State Supreme Court was voluntarily discontinued on account of being duplicative of the federal lawsuit brought by the same three plaintiffs. The three lawsuits pending in the United States District Court for the Southern District of New York have been consolidated for the purposes of discovery and motion practice. The operative consolidated complaint seeks monetary damages for alleged breach of contract, securities law violations, and fraud. We continue to believe this litigation is without merit and intend to defend ourselves vigorously.

Securities Class Action Litigation

Between January 5, 2021 and May 4, 2021, four putative class action lawsuits were filed in the United States District Court for the Northern District of California by purported purchasers of Company securities. The court consolidated the actions and appointed a lead plaintiff and counsel. Lead plaintiff filed a consolidated complaint on June 21, 2021, which alleges a purported class that includes all persons who purchased or acquired our securities between November 27, 2020 and April 14, 2021. The consolidated complaint names the Company, its Chief Executive Officer, its Chief Financial Officer, and its Chief Technology Officer as defendants. The consolidated complaint alleges that the defendants purportedly made false and/or misleading statements and failed to disclose material adverse facts about the Company’s business, operations, and prospects, including information regarding the Company’s battery technology. On January 14, 2022, Defendants’ motion to dismiss the consolidated complaint was substantially denied. We continue to believe this litigation is without merit and intend to defend ourselves vigorously.

Shareholder Derivative Litigation

Two shareholder derivative suits were also filed in February 2021 against 11 officers and directors of the Company and have been consolidated into one action, with the first-filed complaint being designated the operative one. QuantumScape is the nominal defendant. The complaint alleges that the individual defendants breached various duties to the Company and contains additional similar allegations based on the same general allegations in the class action described immediately above. VGA is also named as a defendant in the derivative litigation. The stay of the derivative litigation that was in place expired upon entry of the order on the motion to dismiss in the above-referenced securities class action.

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

The research, development, and manufacturing of our batteries, supporting information systems (including internal systems such as research and development systems or external systems such as our website), and data that we maintain may be subject to intentional or inadvertent disruption, security incidents, or violations of laws, regulations, or other obligations relating to data handling, or perceptions that any of the foregoing have occurred, that could result in private claims, demands and litigation, regulatory investigations and other proceedings, and fines and other liabilities and adversely impact our reputation and future sales. We expect to face significant challenges with respect to information security and maintaining the security and integrity of our systems and other systems used in our business, as well as with respect to the data stored on or processed by these systems. Advances in technology, an increased level of sophistication, and an increased level of expertise of hackers, new discoveries in the field of cryptography or others can result in a compromise or breach of, or other security incident with respect to, the systems used in our business or of security measures used in our business to protect confidential information, personal information, and other data. Additionally, remote working further increases the security threats that we and our third-party service providers face.

The availability and effectiveness of our batteries, and our ability to conduct our business and operations, depend on the continued operation of information technology and communications systems, some of which we have yet to develop or otherwise obtain the ability to use. Systems used in our business, including data centers and other information technology systems, will be vulnerable to damage or interruption. Such systems could also be subject to break-ins, corporate sabotage or state-sponsored espionage, and intentional acts of vandalism, infection by ransomware, viruses, or other malware, as well as disruptions and security incidents as a result of non-technical issues, including intentional or inadvertent acts or omissions by employees, service providers, or others, to among other things, properly implement our software and related security patches. We use service providers to help provide certain services, and any such service providers face similar security and system disruption risks as us. Some of the systems used in our business are not and will not be fully redundant, and our disaster recovery planning cannot account for all eventualities. Any data security incidents or other disruptions to any data centers or other systems used in our business could result in lengthy interruptions in our service and may adversely affect our business, prospects, financial condition and operating results.

Significant capital and other resources may be required in efforts to protect against information security breaches, security incidents, and system disruptions, or to alleviate problems caused by actual or suspected information security breaches and other data security incidents and system disruptions. The resources required may increase over time as the methods used by hackers and others engaged in online criminal activities and otherwise seeking to obtain unauthorized access to systems or data, and to disrupt systems, are increasingly sophisticated and constantly evolving. Security breaches and/or incidents could also remain undetected for an extended period. Any failure or perceived failure by us or our service providers to prevent information security breaches or other security incidents or system disruptions, or to comply with privacy policies or privacy-related legal obligations, or any compromise of security that results in or is perceived or reported to result in unauthorized access to, or loss, theft, alteration, release, transfer, unavailability, or other processing of, our information, or any personal information or other customer data or confidential information, that we or our service providers maintain or otherwise process, could cause our potential customers to lose trust in us, result in loss or theft of proprietary or sensitive data and intellectual property, could harm our reputation and competitive position and could expose us to legal claims, demands, and litigation, regulatory investigations and proceedings, and fines, penalties, and other liability. Any such actual or perceived security breach, security incident or disruption could also divert the efforts of our technical and management personnel and could require us to incur significant costs and operational consequences in connection with investigating, remediating, eliminating and putting in place additional tools and devices designed to prevent actual or perceived security breaches and other incidents and system disruptions.

Additionally, our handling of data relating to individuals is subject to a variety of laws and regulations relating to privacy, data protection, and data security, and may become subject to additional obligations, including contractual obligations, relating to our maintenance and other processing of this data. Laws, regulations, and other actual and potential obligations relating to privacy, data protection, and data security are evolving rapidly, and we expect to potentially be subject to new laws and regulations, or new interpretations of laws and regulations, in the future in various jurisdictions. These laws, regulations, and other obligations, and changes in their interpretation, could require us to modify our operations and practices, restrict our activities, and increase our costs, and it is possible that these laws, regulations, and other obligations may be inconsistent with one another or be interpreted or asserted to be inconsistent with our business or practices. Any failure or perceived failure to comply with any applicable laws, regulations, or other obligations relating to privacy, data protection, or data security could also result in regulatory investigations and proceedings, and misuse of or failure to secure data relating to individuals could also result in claims and proceedings against us by governmental entities or others, penalties and other liability, and damage to our reputation and credibility, and could have a negative impact on potential future revenues and profits.

Our insurance policies may not cover all the potential losses arising from any such disruption, failure, security breach, or incident impacting our systems or data or third-party systems where information important to our business operations is maintained.

Our ability to manage our business and monitor results is highly dependent upon IT systems. A failure of these systems or our planned ERP and MES implementations could have a material adverse effect on our business.

We are highly dependent upon a variety of IT systems to operate our business. To continue to support our growth, we are making significant technological upgrades to our information systems. We are in the process of implementing a new enterprise resource planning (“ERP”) system and a new manufacturing execution system (“MES”) to perform various functions and improve on the efficiency of our business. These implementations are complicated, lengthy and require significant human investment that will result in a diversion of resources from other operations. Delays in execution of these project plans, or divergence from it, may result in cost overruns and, business interruptions. In addition, divergence from our project plan could negatively impact the timing and/or extent of productivity and process enhancement. We expect to achieve from the implementations. Failure to properly or adequately address any unaccounted for or unforeseen issues in successfully replacing our legacy systems could negatively impact our ability to support necessary business operations, including, without limitation, fulfilling federal, state and local reporting and filing requirements in a timely or accurate manner, or otherwise operate our business and production lines effectively. In addition, if any issues concerning the new systems result in, or contribute to, a delay in our timely reporting of our results of operations for any period or our not filing one or more periodic reports with the SEC on time, the price of our Class A Common Stock could decline substantially, and we could face costly lawsuits, including securities class actions. Further, as we are dependent upon our ability to gather and promptly transmit accurate information to key decision makers, our business, results of operations and financial condition may be adversely affected if our information systems do not allow us to transmit accurate information, even for a short period of time. Failure to properly or adequately address these issues could negatively impact our ability to perform necessary business operations, which could adversely affect our reputation, competitive position, business, results of operations and financial condition.

The implementation of our planned new ERP and MES could negatively impact the effectiveness of business operations.

Our ERP system is critical to our ability to accurately maintain books and records, provide important information to our management and prepare our consolidated financial statements. The implementation of our planned new ERP system will also require the transformation of business and financial processes, and any such changes involve risks, including potential errors, processing inefficiencies and loss of data. If the transition to our planned new ERP system is not successful, and the new system and new processes do not operate as intended, the effectiveness of our internal control over financial reporting could be adversely affected and our ability to assess it adequately could be further impacted. If difficulties in implementing the new ERP system or related processes result in a material weakness in our internal control over financial reporting, a failure to remediate the material weakness could also negatively impact our ability to prepare our future financial statements in conformity with U.S. GAAP. If we experience ongoing disruptions with such implementation and/or are unable to remediate any such material weakness, such events could have a material adverse effect on our reputation, competitive position, business, results of operations and financial condition.

An MES is an information system that monitors and tracks the process of producing manufactured and research and development goods on the factory floor. The overall goal of the MES is to make certain that manufacturing operations are effectively executed to ensure development and production milestone and deliveries stay on schedule. Any impacts to our MES execution implementation timeline will prevent us from tracking and gathering accurate data associated with our production processes. Delays in our MES deployment could prevent us from accurately predicting product shipments and could result in negative impacts on our factory scaling efforts. If we experience ongoing disruptions with our MES implementation and/or are unable to remediate challenges as they arise, this could affect our reputation with customers, our competitive position, and could impact our ability to scale and grow our manufacturing operation.

The implementation of our new systems will involve substantial expenditures, as well as design, development and implementation activities. Until the new systems are fully implemented, we expect to incur additional expenses and capital expenditures to implement and test the systems, and there can be no assurance that issues relating to the systems will not occur or be identified. Our business and results of operations may be adversely affected if we experience operating problems, additional costs, or cost overruns during the implementation process, or if the systems or any related processes change significantly.

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

Some of our executive officers have limited experience in the management of a publicly traded company. As a public company, we are subject to significant regulatory oversight and reporting obligations under federal securities laws, and certain executives’ limited experience in dealing with the increasingly complex laws pertaining to public companies could be a significant disadvantage in that it is likely that an increasing amount of their time may be devoted to these activities which will result in less time being devoted to the management and growth of our Company. We may not have adequate personnel with the appropriate level of knowledge, experience, and training in the accounting policies, practices or internal controls over financial reporting required of public companies in the United States.

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

As a result of the Company’s status as a special purpose acquisition company before the Business Combination, we are also subject to regulations and legal circumstances that differ from other publicly traded companies that did not complete a business combination.

Internationally, there may be laws and regulations in jurisdictions we have not yet entered or laws we are unaware of in jurisdictions we have entered that may restrict our sales or other business practices. The laws in this area can be complex, difficult to interpret and may change over time. Continued regulatory limitations and other obstacles that may interfere with our ability to commercialize our products could have a negative and material impact on our business, prospects, financial condition and results of operations.

To the extent regulations change, we may not comply with applicable international, federal, state or local regulations, which would have an adverse effect on our business. Compliance with changing regulations could be burdensome, time consuming, and expensive. To the extent compliance with new regulations is cost prohibitive, our business, prospects, financial condition and operating results would be adversely affected.

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

The trading price of our Class A Common Stock has been and may in the future continue to be subject to extreme volatility. For example, from November 27, 2020, the date our Class A Common Stock began trading on the New York Stock Exchange ("NYSE"), through December 31, 2021, our Class A Common Stock has experienced an intra-day trading high of $132.73 per share and an intra-day trading low of $19.12 per share. At certain times during such period, the daily fluctuations in the trading price of our Class A Common Stock were substantially greater than 10%. We cannot predict the magnitude of future fluctuations in the trading price of our Class A Common Stock. The trading price of our Class A Common Stock may be affected by a number of factors, including events described in the risk factors set forth in this Report and in our other reports filed with the SEC from time to time, as well as our operating results, financial condition and other events or factors. Any of the factors listed below could have a material adverse effect on your investment in our securities. Factors affecting the trading price of our securities may include:

•
announcements by us or our competitors regarding technical developments and levels of performance achieved by our or their battery technologies;
•
announcements by us regarding the timing of our production objectives, including regarding QS-0 , QS-1, and QS-1 Expansion;
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
•
changes in the estimates and assumptions that we make in the preparation of our financial statements may result in the fluctuation of our results of operations; and
•
general economic and political conditions such as recessions, interest rates, fuel prices, international currency fluctuations and acts of war or terrorism.

Broad market and industry factors may materially harm the market price of our securities irrespective of our operating performance. The stock market has experienced price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of the particular companies affected. The trading prices and valuations of securities may not be predictable. A loss of investor confidence in the market or the securities of other companies which investors perceive to be similar to the Company could depress the market price of our securities regardless of our business, prospects, financial conditions or results of operations. A decline in the market price of our securities also could adversely affect our ability to issue additional securities and our ability to obtain additional financing in the future.

Following certain periods of volatility in the market price of our securities, we may become subject of securities litigation. We have experienced and may in the future experience additional litigation following periods of volatility. This type of litigation may result in substantial costs and a diversion of management’s attention and resources.

Sales of substantial amounts of our Class A Common Stock in the public markets, or the perception that such sales could occur, could reduce the price that our Class A Common Stock might otherwise attain.

Sales of a substantial number of shares of our Class A Common Stock in the public market, or the perception that such sales could occur, could adversely affect the market price of our Class A Common Stock and may make it more difficult for you to sell your Class A Common Stock at a time and price that you deem appropriate.

In connection with the Business Combination Agreement and the transactions contemplated by the Business Combination Agreement, certain holders of our securities entered into certain lock-up agreements, pursuant to which they agreed to certain restrictions on the transfer of our securities.

In addition, we have filed registration statements to register shares for certain stockholders to sell such shares in the United States. We have also filed a registration statement to register shares reserved for future issuance under our equity compensation plans. Subject to there being effective registration statements covering the sales of such shares, the satisfaction of applicable exercise periods and expiration of the lock-up agreements referred to above, the shares issued upon exercise of outstanding stock options and settlement of outstanding restricted stock units (“RSUs”) will be available for immediate resale in the United States in the open market.

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

We are required to use judgments in making estimates and assumptions in the preparation of our consolidated financial statements, and our results of operations may fluctuate significantly as a result of changes our estimates and assumptions.

Certain of our accounting policies require the application of subjective or complex judgments, often requiring us to make estimates about the effects of matters that are inherently uncertain and may change in subsequent periods, or for which the use of different estimates that could have reasonably been used in the current period would have had a material impact on our financial condition and results of operations.

All stock-based awards are required to be recognized based on their estimated grant date fair values. The amount recognized could vary depending on a number of assumptions or changes that may occur. We have granted stock-based awards to our CEO and other members of our management team pursuant to the Extraordinary Performance Award Program (the "EPA Program"). EPA Program awards have a vesting schedule based on the attainment of both performance (e.g. business milestones) and market conditions (e.g. stock price target).

For awards containing service, performance and market conditions, where all conditions must be satisfied prior to vesting, such as the EPA Program awards, compensation expense is recognized over the requisite service period, which is based on management’s estimate of the probability and timing of the performance condition being satisfied, adjusted at each reporting period. These estimates require management's judgments and changes in the probability-based assumptions can materially affect the timing of recognition of stock-based compensation expense and consequently, the related amount recognized in our statements of operations and comprehensive income.

The dual class structure of our Common Stock has the effect of concentrating voting control with the current holders of Class B Common Stock. This will limit or preclude the ability of other stockholders to influence corporate matters, including the outcome of important transactions, including a change in control.

Shares of Class B Common Stock have 10 votes per share, while shares of Class A Common Stock have one vote per share. Although no one holder or group of holders has control of more than 30.0% of the voting power of our capital stock, as of December 31, 2021 the holders of the Class B Common Stock (excluding the voting power of any shares of Class A Common Stock beneficially owned by such holders) control approximately 73.7% of the voting power of our capital stock and therefore collectively control matters submitted to our stockholders for approval, including the election of directors, amendments of our organizational documents and any merger, consolidation, sale of all or substantially all of our assets or other major corporate transactions. Even though these holders are not party to any agreement that requires them to vote together, they may have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. This concentrated control may have the effect of delaying, preventing or deterring a change in control of us, could deprive our stockholders of an opportunity to receive a premium for their capital stock as part of a sale of us, and might ultimately affect the market price of shares of our Class A Common Stock.

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

General Risk Factors

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

We have incurred and will continue to incur significant increased expenses and administrative burdens as a public company, which could have an adverse effect on our business, financial condition and results of operations.

In connection with the Closing, we listed our Class A Common on the NYSE under the symbol “QS”. We expect to face increased legal, accounting, administrative and other costs and expenses associated with corporate governance requirements that are applicable to us as a public company. If the NYSE delists our Class A Common Stock from trading on its exchange for failure to meet the listing standards and we are not able to list such securities on another national securities exchange, we expect such securities could be quoted on an over-the-counter market. If this were to occur, we and our stockholders could face significant material adverse consequences including:

•
a limited availability of market quotations for our securities;
•
reduced liquidity for our securities;
•
a limited amount of news and analyst coverage; and
•
a decreased ability to issue additional securities or obtain additional financing in the future.

In addition, the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), including the requirements of Section 404, as well as rules and regulations subsequently implemented by the SEC, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 and

the rules and regulations promulgated and to be promulgated thereunder, the PCAOB and the securities exchanges, impose additional reporting and other obligations on public companies. The development and implementation of the standards and controls necessary for us to achieve the level of accounting standards required of a public company in the United States may require costs greater than expected. It is possible that we will be required to expand our employee base and hire additional employees to support our operations as a public company which will increase our operating costs in future periods.

Compliance with public company requirements will continue to increase costs and make certain activities more time-consuming. For example, we have created new Board committees and adopted new internal controls and disclosure controls and procedures. In addition, expenses associated with SEC reporting requirements will be incurred. Furthermore, if any issues in complying with those requirements are identified, such as our restatement of our previously issued consolidated financial statements and related material weakness as described in this Report, we could incur additional costs rectifying those or new issues, and the existence of these issues could adversely affect our reputation or investor perceptions of it. It will also be more expensive to obtain director and officer liability insurance. Risks associated with our status as a public company may make it more difficult to attract and retain qualified persons to serve on our Board or as executive officers. The additional reporting and other obligations imposed by these rules and regulations will increase legal and financial compliance costs and the costs of related legal, accounting and administrative activities. These increased costs will require us to divert a significant amount of money that could otherwise be used to expand the business and achieve strategic objectives. Advocacy efforts by stockholders and third parties may also prompt additional changes in governance and reporting requirements, which could further increase costs.

If we experience material weaknesses in the future or otherwise fail to maintain an effective system of internal controls in the future, our business could be adversely affected, and we may not be able to accurately report our financial condition or results of operations which may adversely affect investor confidence in us and, as a result, the value of our Class A Common Stock.

As a result of becoming a public company, we are required, under Section 404 of the Sarbanes-Oxley Act, to furnish annual reports by management on, among other things, the effectiveness of our internal control over financial reporting. This assessment needs to include disclosure of any material weaknesses identified by our management in our internal control over financial reporting. A material weakness is a deficiency or combination of deficiencies in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual and interim financial statements will not be detected or prevented on a timely basis. If we identify one or more material weaknesses in our internal control over financial reporting, we will be unable to assert that our internal controls are effective. The effectiveness of our controls and procedures may be limited by a variety of factors, including:

•
faulty human judgment and simple errors, omissions or mistakes;
•
fraudulent action of an individual or collusion of two or more people;
•
inappropriate management override of procedures; and
•
the possibility that any enhancements to controls and procedures may still not be adequate to assure timely and accurate financial control.

Pursuant to the Sarbanes-Oxley Act and the rules and regulations promulgated by the SEC, we are required to furnish in this Report by our management regarding the effectiveness of our internal control over financial reporting. The report includes, among other things, an assessment of the effectiveness of our internal control over financial reporting as of the end of our fiscal year, including a statement as to whether or not our internal control over financial reporting is effective. This assessment must include disclosure of any material weaknesses in our internal control over financial reporting identified by management. As of September 30, 2021, we remediated the material weakness that was identified in connection with the restatement of previously issued consolidated financial statements as of and for the period ended December 31, 2021. While we believe our internal control over financial reporting is currently effective, the effectiveness of our internal controls in future periods is subject to the risk that our controls may become inadequate because of changes in conditions. Establishing, testing and maintaining an effective system of internal control over financial reporting requires significant resources and time commitments on the part of our management and our finance staff, may require additional staffing and infrastructure investments and would increase our costs of doing business.

In addition, under the federal securities laws, our auditors are required to express an opinion on the effectiveness of our internal controls. If we are unable to confirm that our internal control over financial reporting is effective, or if our independent registered public accounting firm is unable to express an opinion on the effectiveness of our internal controls, we could lose investor confidence in the accuracy and completeness of our financial reports, which could cause the price of our Class A Common Stock to decline.

Our disclosure controls and procedures may not prevent or detect all errors or acts of fraud.

We are subject to the periodic reporting requirements of the Exchange Act. We designed our disclosure controls and procedures to provide reasonable assurance that information we must disclose in reports we file or submit under the Exchange Act is accumulated, communicated to management, recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. We believe that any disclosure controls and procedures, no matter how well-conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.

These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by an unauthorized override of the controls. Accordingly, because of the inherent limitations in our control system, misstatements due to error or fraud may occur and not be detected.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

We are headquartered in San Jose, California. Our facilities, which are primarily in San Jose, California include various leased properties for our offices and engineering, research and development, and pre-pilot manufacturing activities.

Item 3. Legal Proceedings.

Information regarding legal proceedings is available in Note 8, Commitments and Contingencies, to the consolidated financial statements in this Report.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our Class A Common Stock is listed on NYSE under the symbol “QS”. Our Class B Common Stock is neither listed nor traded.

Holders

As of February 18, 2022, there were approximately 68 holders of record of our shares of Class A Common Stock and approximately 16 holders of record of our shares of Class B Common Stock. The actual number of stockholders of our common stock is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares of common stock are held in street name by banks, brokers and other nominees.

Dividends

We have never declared or paid cash dividends on our common stock. We currently do not anticipate declaring any cash dividends to holders of our common stock in the foreseeable future.

Recent Sales of Unregistered Equity Securities

None.

Issuer Purchases of Equity Securities

None.

Performance Graph

The following chart compares the changes in cumulative total return on our Class A Common Stock with the changes in cumulative total returns on the New York Stock Exchange Composite Index and the total returns on Russell 1000 Index for the period from November 27, 2020 (the first date our Class A Common Stock began trading on the NYSE) through December 31, 2021. The comparisons in this chart are required by the SEC and are not intended to forecast or be indicative of the possible future performance of our common stock.

Comparison of Total Return Since November 27, 2020
For Year Ended December 31, 2021
Among QS, the NYSE Composite Index and Russell 1000
250%
200%
150%
100%
50%
0%
11/27/2020
11/30/2020
12/31/2020
1/30/2021
2/28/2021
3/31/2021
4/30/2021
5/31/2021
6/30/2021
7/30/2021
8/31/2021
9/30/2021
10/31/2021
11/30/2021
12/31/2021
QS
NYSE Composite
Russell 1000

Item 6. [Reserved]

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

We are a development stage company with no revenue to date, have incurred a net loss from operations of approximately $215.3 million for the year ended December 31, 2021 and an accumulated deficit of approximately $2.0 billion from our inception through December 31, 2021. We expect to incur significant expenses and continuing losses for the foreseeable future.

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

We have described our research and development programs to make further improvements to our battery technology, including improvements to battery performance and cost under the “Research and Development” section in Item 1 above. Major remaining development activities include, but are not limited to:

•
Multi-layering. We are working to continue increasing the number of layers in our cells. We have demonstrated capabilities of our solid-state separator and battery technology in single-layer, four-layer and 10-layer solid-state cells in commercially relevant areas (ranging from approximately 60x75mm to 70x85mm). In February 2022, we announced early cycling test results for 16-layer cells also in commercially relevant areas. In order to produce commercially-viable solid-state battery cells, we must produce battery cells with several dozens of layers, the exact number of which depends on our customers’ requirements. We will need to overcome the developmental challenges to increase the layer count and implement the appropriate cell design for our solid-state battery cell.
•
Continued improvement in the quality of our solid-state separator. We are working to improve the quality and consistency of our solid-state separators, to further improve, among other things, the cycling behavior, power, operating conditions of our cells and to continue to reduce separator thickness.
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
•
Continued improvement of the cathode. Our cathodes use a conventional cathode active material such as NMC mixed with a catholyte. We plan to benefit from industry cathode chemistry improvements and/or cost reduction, which in the future may include use of other cathode active materials, including cobalt-free compositions, including LFP, as well as cathode processing advances such as dry electrode processing. Over the years, we have developed catholytes made of differing mixtures of organic polymer and organic liquid electrolyte to optimize performance across multiple metrics such as voltage, temperature, power, and safety, among others. We continue to test solid, gel and liquid catholytes in our cells. The solid catholyte is part of our ongoing research and development investigation into inorganic catholytes. Our solid-state separator platform is being designed to enable high rates of charge and discharge for even thicker cathode electrodes, which when combined with a lithium-metal anode, may further increase cell energy densities.

Our team of over 500 scientists, engineers, technicians, and other staff is highly motivated and committed to solving these challenges ahead. However, any delays in the completion of these tasks will require additional cash use and delay market entry. As we grow our team, expand the size of our engineering line capacity, and build-out and bring up our QS-0 and QS-1, our rate of cash utilization will also increase significantly.

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

We are focused on the continued expansion of the throughput and capability of our San Jose, California engineering line as well as the planning and setup of our QS-0 and planning for our QS-1. As part of the continued expansion of our throughput we are automating our manufacturing process and purchasing larger-scale battery-cell manufacturing equipment. We will need to substantially improve our battery cell manufacturing processes to increase throughput required for higher numbers of battery cells and to achieve the cost, performance and volume levels required for commercial shipments.

Continued expansion of the throughput and capability of our San Jose engineering line and QS-0 serves two purposes. First, the engineering line and QS-0 are intended to provide a sufficient quantity of solid-state separators and cells for internal development and for customer sampling. And second, our San Jose engineering line and QS-0 are intended to provide the basis for continued manufacturing process development and help inform tool selection and specifications for equipment for QS-1. Delays in the successful buildout of our San Jose engineering line and QS-0 may impact both our development and the QS-1 timelines.

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

Commercialization and Market Focus

As noted above, we will continue developing our battery technology with the goal of enabling customer prototype sampling in 2022, samples for use in test cars in 2023, and commercialization beginning between 2024 and 2025. We have demonstrated the performance capabilities of our solid-state separator and battery technology in single-layer, four-layer, and 10-layer solid-state cells and more recently announced early cycling test results of 16-layer solid-state cells, in each case in commercially relevant areas (ranging approximately from 60x75mm to 70x85mm). We will work to continue improving quality, consistency and throughput and optimize all components of the cell. We will continue to work to further develop and validate the volume manufacturing processes to enable high volume manufacturing and minimize manufacturing costs. The funds available to us will enable us to expand and accelerate research and development activities and undertake additional initiatives. Finally, we will continue to use and expand on our engineering line in San Jose to prepare for high volume manufacturing, to continue to order QS-0 equipment and prepare our QS-0, and to plan our QS-1 through our joint venture partnership with Volkswagen.

QS-1 to be built and run by QSV and the subsequent QS-1 Expansion, would represent a small fraction of Volkswagen’s demand for batteries and implies vehicle volumes under 2.5% of Volkswagen’s total production in 2021, assuming a 100kWh battery pack size. Our goal is to significantly expand the production capacity of the joint venture, in partnership with Volkswagen, to meet more of their projected demand. While we expect Volkswagen will be the first to commercialize vehicles using our battery technology, we intend to work closely with other automotive original equipment manufacturers (“OEMs”) to make our solid-state battery cells widely available over time. We recently signed an agreement with a second top ten (by global revenues) automotive OEM in which the OEM committed to collaborate with us to evaluate prototypes of our solid-state battery cells, and to purchase 10 MWh of capacity from QS-0 for inclusion in pre-series vehicles, subject to satisfactory validation of intermediate milestones. We are currently focused on automotive EV applications, which have the most stringent set of requirements for batteries. However, we recognize that our solid-state battery technology has applicability in other large and growing markets including stationary storage and consumer electronics such as smartphones and wearables and will explore opportunities in those areas as appropriate.

We believe that our technology enables a variety of business models. In addition to joint ventures, such as the one with Volkswagen, we may operate solely-owned manufacturing facilities or license our technology to other manufacturers. We intend to continue to invest in research and development to improve battery cell performance, improve manufacturing processes, and reduce cost.

Access to Capital

Following the Business Combination, the March 2021 Public Offering (See Note 10), and assuming we experience no significant delays in the research and development of our solid-state battery cells, we believe that our cash resources are sufficient to fund QS-0 expenses and the initial setup of the QS-1 production facilities. However, any delays could materially impact us.

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

Components of Results of Operations

We are a research and development stage company and we have not generated any revenues to date. Our historical results may not be indicative of our future results for reasons that may be difficult to anticipate. Accordingly, the drivers of our future financial results, as well as the components of such results, may not be comparable to our historical or projected results of operations.

Operating Expenses

Research and Development Expense

To date, our research and development expenses have consisted primarily of personnel-related expenses for scientists, experienced engineers and technicians as well as costs associated with the expansion and ramp up of our engineering and QS-0 facilities in San Jose, including the material and supplies to support the product development and process engineering efforts. As we ramp up our engineering operations to complete the development of our solid-state, lithium-metal batteries and required process engineering to meet automotive cost targets, we anticipate that research and development expenses will increase significantly for the foreseeable future as we expand our hiring of scientists, engineers, and technicians and continue to invest in additional plant and equipment for product development (e.g. multi-layer cell stacking, packaging engineering), building prototypes, and testing of battery cells as our team works to meet the full set of automotive product requirements. We also recognized significant non-cash stock-based compensation to employees directly involved in research and development activities. For stock-based compensation awards with performance and market conditions, such as the awards granted under our Extraordinary Performance Award Program (the “EPA Program”) in December 2021, the non-cash expense recognized is based on a probability assessment of the performance conditions, and as such, we expect research and development expenses to fluctuate in the future as the performance conditions are re-assessed at each reporting period. Further, should the stated market conditions of the EPA Program grants be achieved prior to the expected achievement period, we would accelerate the stock-based compensation expense recognized, which could result in significant fluctuations in research and development expense recognized in the future. For more information on the EPA Program and grants thereunder, see Note 10 to our audited consolidated financial statements elsewhere in this Report.

As we ramp up towards commercial manufacturing operations, we will begin to incur expenses that are directly associated with manufacturing, including allocation of indirect costs from research and development.

General and Administrative Expense

General and administrative expenses consist mainly of personnel-related expenses for our executive, sales and marketing and other administrative functions and expenses for director and officer insurance and outside professional services, including legal, accounting and other advisory services. We are rapidly expanding our personnel headcount and supporting systems, in anticipation of planning for and supporting the ramping up of commercial manufacturing operations and being a public company. Accordingly, we expect our general and administrative expenses to increase significantly in the near term and for the foreseeable future. Upon commencement of commercial operations, we also expect general and administrative expenses to include customer and sales support and advertising costs. We also recognize significant non-cash stock-based compensation to executives and certain employees. The non-cash expense recognized for EPA Program grants is based on a probability assessment of the performance conditions, and as such, we expect general and administrative expenses to fluctuate in the future as the performance conditions are re-assessed at each reporting period. Further, should the stated market conditions of the EPA Program awards be achieved prior to the expected achievement period, we would accelerate the stock-based compensation expense recognized, which could result in significant fluctuations in general and administrative expense recognized in the future.

As we ramp up towards commercial manufacturing operations, we will begin to incur expenses that are directly associated with manufacturing, including allocation of indirect costs from general and administrative activities.

Other Income (Expense)

Change in Fair Value of Assumed Common Stock Warrant Liability

The change in fair value of Assumed Common Stock Warrant liabilities consists of the change in non-cash fair value of the Public Warrants and the private placement warrants assumed in connection with the Business Combination (the "Private Placement Warrants"). As all Assumed Common Stock Warrants were exercised or redeemed as of December 31, 2021, there was no remaining liability for Assumed Common Stock Warrants.

Change in Fair Value of Series F Convertible Preferred Stock Tranche Liability

A portion of the Series F convertible preferred stock tranche liabilities (as defined below) were settled upon the issuance of the shares of Series F Preferred Stock concurrent with the Business Combination, and the remaining commitment to issues shares of Class A Common Stock pursuant to the Series F Stock Purchase Agreements became equity classified upon the consummation of the Business Combination. Accordingly, we have not incurred incremental fair value adjustments related to the Series F convertible preferred stock tranche liabilities subsequent to November 2020.

Interest Expense

Interest expense consists primarily of interest expense associated with our QS-0 facility lease and includes expense related to fair value adjustments for convertible preferred stock warrants prior to the Business Combination. Concurrent with the Business Combination, the Legacy QuantumScape convertible preferred stock warrants became equity classified. Accordingly, we have not incurred incremental fair value adjustments related to the Legacy QuantumScape convertible preferred stock warrants subsequent to November 2020.

Interest Income

Interest income consists primarily of interest income from marketable securities.

Other Income (Expense)

Our other income (expense) consists of miscellaneous income and expenses such as the gain on the disposal of fixed assets, sublease income and receipt for a legal settlement.

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

Results of Operations

In this section, we discuss the results of our operations for the year ended December 31, 2021 compared to the year ended December 31, 2020. For a discussion of the year ended December 31, 2020 and the year ended December 31, 2019, please refer to Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K/A (Amendment No. 2) for the year ended December 31, 2020.

The following table sets forth our historical operating results for the periods indicated (amounts in thousands):

	Year Ended December 31,			2021 vs. 2020		2020 vs. 2019
	2021	2020	2019	$ Change	% Change	$ Change	% Change

Operating expenses:
Research and development	$151,496	$65,103	$45,944	$86,393	133%	$19,159	42%
General and administrative	63,770	15,918	9,874	47,852	301%	6,044	61%
Total operating expenses	215,266	81,021	55,818	134,245	166%	25,203	45%
Loss from operations	(215,266)	(81,021)	(55,818)	(134,245)	166%	(25,203)	45%
Other (expense) income:
Interest expense	(1,419)	(20,765)	(94)	19,346	(93)%	(20,671)	21990%
Interest income	1,883	1,093	3,608	790	72%	(2,515)	(70)%
Change in fair value of Series F convertible preferred stock tranche liabilities	—	(999,987)	—	999,987	(100)%	(999,987)	100%
Change in fair value of assumed common stock warrant liabilities	168,674	(581,863)	—	750,537	(129)%	(581,863)	100%
Other income	151	760	1,041	(609)	(80)%	(281)	(27)%
Total other (expense) income:	169,289	(1,600,762)	4,555	1,770,051	(111)%	(1,605,317)	(35243)%
Net loss	(45,977)	(1,681,783)	(51,263)	1,635,806	(97)%	(1,630,520)	3181%
Less: Net (loss) income attributable to non-controlling interest	(11)	(6)	20	(5)	83%	(26)	(130)%
Net loss attributable to common stockholders	$(45,966)	$(1,681,777)	$(51,283)	$1,635,811	(97)%	$(1,630,494)	3179%

Research and Development

The increase in research and development expense in the year ended December 31, 2021 compared to the year ended December 31, 2020 primarily resulted from the $35.7 million increase in personnel cost due to the growth in research and development headcount to support technology development, an increase of $11.8 million in material supplies and equipment maintenance to support the increase of research and development cell builds in our commercial form factor, an increase of $6.1 million related to depreciation and amortization, a $6.8 million increase in facility expenses and a $6.2 million increase in professional fees, outside services and administrative expenses related to the growth in research and development. Additionally, non-cash stock-based compensation expense increased by $19.8 million from $9.9 million for the year ended December 31, 2020 to $29.7 million for the year ended December 31, 2021 primarily due to the effect of RSUs granted in the second half of fiscal 2020 and in fiscal 2021. Non-cash stock-based compensation expense for the year ended December 31, 2021 includes $0.8 million related to EPA Program grants.

General and Administrative

The increase in general and administrative expenses in the year ended December 31, 2021 compared to the year ended December 31, 2020 primarily resulted from the $15.5 million increase in professional fees and other corporate expenses due to costs associated with becoming a public company and business growth, an increase of $10.4 million in personnel costs due to the headcount increase to support business growth and an increase of $6.6 million in director and officer insurance expenses. Additionally, non-cash stock-based compensation expense increased by $15.4 million, from $7.1 million for the year ended December 31, 2020 to $22.5 million for the year ended December 31, 2021 primarily due to the effect of RSUs granted in the second half of fiscal 2020 and in fiscal 2021. Non-cash stock-based compensation expense for the year ended December 31, 2021 included $1.6 million related to EPA Program grants.

Interest Expense

Interest expense during the year ended December 31, 2021 was due to the interest expense associated with a finance lease, which commenced during that year.

Interest expense during the year ended December 31, 2020 primarily represented the non-cash fair value adjustment of Legacy QuantumScape convertible preferred stock warrants. Prior to the Business Combination, the warrants were considered free standing financial instruments and were subject to fair value measurement at issuance and at each reporting period. In connection with the Business Combination, the fair value of the warrants to purchase shares of our preferred stock were adjusted based on the fair value of the underlying common stock. The warrant liability was reclassified to additional paid-in capital and there was no further re-measurement of these warrants subsequent to the Business Combination.

Interest Income

The increase in interest income during the year ended December 31, 2021 compared to the year ended December 31, 2020 was due to an increase in investments in marketable securities.

Change in Fair value of Series F Convertible Preferred Stock Tranche Liability

The change in fair value of Series F convertible preferred stock tranche liabilities for the year ended December 31, 2020 consisted of the non-cash fair value adjustment of the preferred stock tranche liabilities. In May 2020 and August 2020, we committed to sell, and investors committed to buy, Series F redeemable convertible preferred stock totaling up to $388.0 million in gross proceeds. Approximately $188.0 million closed in connection with the Business Combination and $100.0 million closed on December 1, 2020. An additional $100.0 million closed in 2021.

Prior to the Business Combination, the commitments were considered free standing financial instruments and were classified as liabilities and subject to fair value measurement at issuance and at each reporting period. Concurrent with the Business Combination, the entire commitment was adjusted based on the fair value of the underlying common stock and a portion of the Series F convertible preferred stock tranche liabilities were settled upon the issuance of the shares of Series F Preferred Stock. Additionally, the remaining commitment to issues shares of Class A Common Stock pursuant to the Series F Stock Purchase Agreements became equity classified and were reclassified to additional paid-in capital, with no further remeasurement required.

Change in Fair value of Assumed Common Stock Warrant Liability

The change in fair value of Assumed Common Stock Warrant liabilities was due to the change in the estimated non-cash fair value of the Public and Private Placement Warrants we assumed in connection with the Business Combination, at the end of each reporting period or through the exercise or redemption of the warrants.

The changes in fair value of Assumed Common Stock Warrant liabilities during the years ended December 31, 2021 and 2020 were due to the changes in the fair value of the Public Warrants and Private Placement Warrants subsequent to the Business Combination. As all Assumed Common Stock Warrants were exercised or redeemed as of December 31, 2021, there was no remaining liability for Assumed Common Stock Warrants.

Other Income

Other income for the year ended December 31, 2021 consisted of the gain on the disposal of fixed assets and foreign currency exchange gain. Other income for the year ended December 31, 2020 consisted of the receipt for a legal settlement.

Liquidity and Capital Resources

As of December 31, 2021, our principal sources of liquidity were our cash and cash equivalents and marketable securities in the amount of approximately $1.4 billion. Our cash equivalents are invested in U.S. money market funds, U.S. Treasury bonds and commercial paper. Our marketable securities are invested in U.S. Treasury notes and bonds, commercial paper, and corporate notes and bonds.

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

Prior to the Business Combination, we financed our operations primarily from the sales of redeemable convertible preferred stock. In connection with the Business Combination, we received net cash proceeds of approximately $676.9 million. Additionally, after the Business Combination, during the year ended December 31, 2020, we received proceeds of approximately $99.8 million from the Series F Preferred Stock Purchase Agreements.

During the year ended December 31, 2021, we completed the March 2021 Public Offering for aggregate net cash proceeds of $462.9 million. In April 2021, we received $100 million from VGA pursuant to our achievement of the technical milestone specified in the Series F Preferred Stock Purchase Agreements. Also, during the year ended December 31, 2021, all Assumed Common Stock Warrants were exercised or redeemed and we received net proceeds of $151.4 million.

We believe that our cash on hand will be sufficient to meet our working capital and capital expenditure requirements for a period of at least twelve months from the date of this Report. We believe it is also sufficient to fund QS-0 expenses, and our initial start of QS-1 production. We may, however, need additional cash resources due to changed business conditions or other developments, including unanticipated delays in negotiations with automotive OEMs and tier-one automotive suppliers or other suppliers, supply chain challenges, disruptions due to the COVID-19 pandemic, competitive pressures, and regulatory developments, among others. To the extent that our current resources are insufficient to satisfy our cash requirements, we may need to seek additional equity or debt financing. If such financing is not available, or if the financing terms are less desirable than we expect, we may be forced to decrease our level of investment in product development or scale back our operations, which could have an adverse impact on our business and financial prospects.

Cash Flows and Material Cash Requirements

The following table provides a summary of our cash flow data for the periods indicated (amounts in thousands):

	Year Ended December 31,
	2021	2020	2019

Net cash used in operating activities	$(127,909)	$(61,263)	$(41,731)
Net cash (used in) provided by investing activities	(385,834)	(802,648)	33,301
Net cash provided by financing activities	736,557	953,724	394

Cash Flows from Operating Activities

Our cash flows used in operating activities to date have been primarily driven by the growth in our underlying business to support the research and development of our battery technology. Such cash flows primarily have been comprised of payroll, material and supplies, facilities expense, and professional service related to research and development and general and administrative activities. As we continue to ramp up hiring for technical headcounts to accelerate our engineering efforts ahead of starting the pre-pilot and pilot line operations, we expect our cash used in operating activities to increase significantly before we start to generate any material cash flows from our business. Operating lease commitments as of December 31, 2021, will result in cash payments of $3.4 million for 2022 and $50.7 million for 2023 and thereafter. These operating lease commitments are primarily related to our facilities in San Jose, including a new lease that commenced in November 2021. In November 2021, we also entered into lease agreements for additional premises adjacent to the QS-0 site, which will commence in 2022. These leases are expected to result in future cash payments of approximately $38.6 million over respective 10-year terms. As we complete the development of our solid-state, lithium-metal batteries and required process engineering to meet automotive cost targets, we anticipate that research and development operating expenses will increase significantly for the foreseeable future.

Cash used during the year ended December 31, 2021 was primarily driven by a net loss of $46.0 million adjusted by non-cash income of $168.7 million related to the change in fair value of Assumed Common Stock Warrant liabilities and offset by non-cash expenses including $52.2 million related to stock-based compensation, $11.8 million related to amortization of premiums and accretion of discounts on marketable securities, and $11.2 million related to depreciation and amortization. This was partially offset by an increase of $13.2 million in accrued compensation, accounts payable and accrued liabilities due to spending in materials and supplies, professional services, personnel and general and administrative to support the growth of the business, especially in the research and development of our battery technology.

Cash used during the year ended December 31, 2020 was primarily driven by a net loss of $1,681.8 million, offset by non-cash expenses including $581.9 million for the change in fair value of the Assumed Common Stock Warrants, $20.8 million for the change in the fair value of Legacy QuantumScape convertible preferred stock warrants, $999.9 million for the issuance and change in the fair value of the Series F convertible preferred stock tranche liabilities, $17.0 million related to stock based compensation and $7.5 million related to depreciation and amortization.

Cash used during the year ended December 31, 2019 was primarily driven by a net loss of $51.3 million, offset by non-cash expenses including $5.6 million related to depreciation and amortization and $6.8 million related to stock-based compensation.

Cash Flows from Investing Activities

Our cash flows from investing activities to date have been comprised of purchases of property and equipment and purchases, maturities and sales of our marketable securities. We expect the level of capital investment to increase substantially in the near future as we fully build out our engineering lines as well as acquire the property and equipment for QS-0.

Cash used in investing activities for the year ended December 31, 2021 primarily consisted of $127.2 million for various equipment purchases to primarily support our research and development activities and $1.4 billion for the purchase of marketable securities, offset in part by the proceeds received from the maturity and sale of marketable securities of $894.2 million and $224.1 million, respectively.

Cash used in investing activities for the year ended December 31, 2020 primarily consisted of $24.1 million for various equipment purchases and $891.6 million for the purchase of marketable securities, offset in part by the proceeds received from the maturity of marketable securities of $99.0 million and the sales of marketable securities of $14.0 million.

Cash provided by investing activities for the year ended December 31, 2019 primarily consisted of proceeds received from the maturities of marketable securities of $239.5 million, offset in part by cash used for equipment purchases of $9.8 million and $196.4 million used for the purchase of marketable securities.

Cash Flows from Financing Activities

Our cash flows from financing activities primarily consist of proceeds from the sales of equity securities and, subsequent to the Business Combination, include the proceeds received from the exercise of the Assumed Common Stock Warrants.

As of December 31, 2021, the lease commitment for QS-0 is a finance lease commitment. As such, the net cash payments for this commitment is classified as a financing activity on our cash flows. Our future obligations under this finance lease will result in net cash payments of $2.4 million for 2022 and payments of $53.2 million for 2023 and thereafter.

The cash provided by financing activities during the year ended December 31, 2021 was primarily due to $462.9 million in net proceeds received from the March 2021 Public Offering, $151.4 million received from the exercise of Public Warrants and Private Placement Warrants, $99.9 million in net proceeds received from the Series F Preferred Stock Agreements, and approximately $17.8 million received from the exercise of stock options and our employee stock purchase plan.

The cash provided by financing activities during the year ended December 31, 2020 was primarily due to $676.9 million in net proceeds received from the Business Combination and related PIPE financing, as well as $276.3 million in net proceeds received from the Legacy QuantumScape Series F Preferred Stock agreements discussed above.

The cash provided by financing activities during the year ended December 31, 2019 was primarily due to proceeds received from the exercise of stock options.

Off-Balance Sheet Arrangements

We are not a party to any off-balance sheet arrangements, as defined under SEC rules.

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

We consider an accounting judgment, estimate or assumption to be critical when (1) the estimate or assumption is complex in nature or requires a high degree of judgment and (2) the use of different judgments, estimates and assumptions could have a material impact on the consolidated financial statements. Our significant accounting policies are described in Note 2 to our audited consolidated financial statements included elsewhere in this Report. We believe that the following accounting estimates are the most critical to fully understand and evaluate our reported financial results, as they require our most subjective or complex management judgments, resulting from the need to make estimates about the effect of matters that are inherently uncertain and unpredictable.

Stock-Based Compensation

The share-based awards under our equity plans include stock options, RSU and performance-based awards under the EPA Program. We recognize the cost of share-based awards granted to employees and directors based on the estimated grant-date fair value of the awards. Cost is recognized on a straight-line basis over the service period, which is generally the vesting period of the award. We reverse previously recognized costs for unvested awards in the period that forfeitures occur.

The fair value of RSUs is measured on the grant date based on the closing fair market value of our common stock.

The fair values of options granted with performance (e.g. business milestone) and market conditions (e.g. stock price target) are estimated at the grant date using a Monte Carlo simulation model. The model determined the grant date fair value of each vesting tranche and the future time when the market condition for such tranche is expected to be achieved. The Monte Carlo valuation requires the Company to make assumptions and judgements about the variables used in the calculation including the expected term, volatility of our common stock, an assumed risk-free interest rate, and cost of equity.

For performance-based awards with a vesting schedule based entirely on the attainment of both performance and market conditions, each quarter the Company assesses whether it is probable that it will achieve each performance condition that has not previously been achieved or deemed probable of achievement and if so, the future time when the Company expects to achieve that business milestone, or its “expected business milestone achievement time.” When the Company first determines that a business milestone has become probable of being achieved, the Company allocates the entire expense for the related tranche over the number of quarters between the grant date and the then-applicable “expected vesting date.” The “expected vesting date” at any given time is generally the later of (i) the expected time when the performance condition will be achieved (if the related performance condition has not yet been achieved) and (ii) the expected time when the market condition will be achieved (if the related market condition has not yet been achieved). The Company immediately recognizes a cumulative catch-up expense for all accumulated expense for the quarters from the grant date through the quarter in which the performance condition was first deemed probable of being achieved. Each quarter thereafter, the Company recognizes the prorated portion of the then-remaining expense for the tranche based on the number of quarters between such quarter and the then-applicable expected vesting date, except that upon vesting of a tranche, all remaining expense for that tranche is immediately recognized. The Company accounts for forfeitures when they occur. The fair value of such awards is estimated on the grant date using Monte Carlo simulations, which is impacted by the following assumptions:

•
Expected Term—We estimated the expected term based on the midpoint between the time of vesting and the remaining time to expiration.
•
Expected Volatility—Given the limited market trading history of our common stock, volatility is based on a weighted blend of (i) the average volatility of peer companies within the automotive and energy storage industries multiplied by a ratio of our volatility based on available stock price data as compared to the average volatility of our peer companies over the same period and (ii) our implied volatility from exchange traded options.
•
Cost of Equity—Cost of equity is calculated using (i) risk-free rate, (ii) average peer group market beta and (iii) the market-risk premium.

As the stock-based compensation expense is based on the probability assessment of the performance conditions, we may experience significant fluctuation in the non-cash stock-based compensation recognized quarter over quarter. Although the potential stock-based compensation expense that may be recognized over the remaining term of the performance award may be estimated at each of the applicable grant date and the amount is expected to be material to the financial statements in the aggregate, the actual expense recognized may range from zero to the maximum; the actual expense may be recognized over a period less than the remaining term of the performance award; and the amount recognized quarter over quarter is expected to be material and may significantly fluctuate.

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

The Company evaluated the Assumed Common Stock Warrants under ASC 815-40, Derivatives and Hedging—Contracts in Entity’s Own Equity, and concluded they did not meet the criteria to be classified in stockholders’ equity. Specifically, the exercise of the Assumed Common Stock Warrants could have been settled in cash upon the occurrence of a tender offer or exchange that involves 50% or more of our Class A stockholders. Because not all of the voting stockholders need to participate in such tender offer or exchange to trigger the potential cash settlement and the Company does not control the occurrence of such an event, the Company concluded that the Assumed Common Stock Warrants did not meet the conditions to be classified in equity. Since the Assumed Common Stock Warrants meet the definition of a derivative under ASC 815, the Company recorded these warrants as liabilities on the Consolidated Balance Sheet at fair value, with subsequent changes in their respective fair values recognized in the Change in fair value of assumed common stock warrant liabilities within the Consolidated Statement of Operations and Comprehensive Income (Loss) at each reporting date prior to exercise or redemption. The Public Warrants were publicly traded and thus had an observable market price to estimate fair value, and the Private Placement Warrants were effectively valued similar to the Public Warrants when the Public Warrants were publicly traded, and consistent with the intrinsic value of the Company's common stock subsequent to the redemption of the Public Warrants, as described in Note 5 to the consolidated financial statements. As all Assumed Common Stock Warrants were exercised or redeemed during the year ended December 31, 2021, there was no remaining liability for Assumed Common Stock Warrants as of December 31, 2021.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to a variety of markets and other risks including the effects of change in interest rates, inflation and foreign currency translation and transaction risks as well as risks to the availability of funding sources, hazard events and specific asset risks.

Interest Rate Risk

The market interest risk in our financial instruments and our financial positions represents the potential loss arising from adverse changes in interest rates. As of December 31, 2021, we had cash and cash equivalents and marketable securities of $1.4 billion, consisting of interest-bearing money market accounts and marketable securities, for which the fair market value would be affected by change in the general level of U.S. interest rates. As of December 31, 2021, an immediate increase of 100 basis points in interest rates would have resulted in a decline in the fair value of our marketable securities of approximately $11.5 million. This estimate is based on a sensitivity model that measures market value changes when changes in interest rates occur. Such losses would only be realized if we sold the investments prior to maturity.

Foreign Currency Risk

Our functional currency is the U.S. dollar, while certain of our current and future subsidiaries may have other functional currencies, reflecting their principal operating markets. Once we commence QS-1 operations, we expect to be exposed to both currency transaction and translation risk. To date, we have not had material exposure to foreign currency fluctuations and have not hedged such exposure, although we may do so in the future.

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of QuantumScape Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of QuantumScape Corporation (the Company) as of December 31, 2021 and 2020, the related consolidated statements of operations and comprehensive loss, redeemable non-controlling interest and stockholders' equity and cash flows for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 28, 2022 expressed an unqualified opinion thereon.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Accounting for the Extraordinary Performance Program (EPA program) – stock-based compensation

Description of the Matter

As discussed in Notes 2 and 10 to the consolidated financial statements, the Company granted stock options of the Company’s Class A common stock to the Chief Executive Officer and other members of the Company’s management team pursuant to the Extraordinary Performance Award Program “EPA Program” in December 2021. The options vest upon the achievement of performance (business milestones) and market (stock price target) conditions under five tranches. A Monte-Carlo valuation model was used to determine the grant date fair value and the expected vesting date. When the Company determines achievement of the related performance condition is considered probable then the stock-based compensation expense is recognized over the expected vesting period which is the longer of the time to achieve the performance or market condition for each tranche. The Company recorded stock-based compensation expense of $2.4 million during the year-ended December 31, 2021 and had $117.2 million of unrecognized stock-based compensation expense as of December 31, 2021 for the tranches that were considered probable.

Auditing the Company’s accounting for option awards under the EPA program is complex and judgmental due to the complex valuation methodologies used in estimating the grant date fair value and expected vesting date and the subjectivity of management’s assessment of the probability of performance conditions being met for each tranche of the award.

How we Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design, and tested the operating effectiveness of controls over the Company’s accounting for awards granted under the EPA Program, including management’s review of the valuation methodology used to calculate the grant date fair value and expected vesting date and management’s assessment of the probability of performance conditions being met.

Our substantive audit procedures included, among others, involving our internal valuation specialists to perform an independent, corroborative Monte-Carlo valuation and evaluating the methodology utilized by the Company to calculate the grant date fair value and expected vesting date. Further, we evaluated the judgments made by management in determining the estimated probability of each performance condition by discussing status with internal operational personnel and comparing the achievement of the business milestones to the Company’s annual plan.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2012.

Redwood City, California

February 28, 2022

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of QuantumScape Corporation

Opinion on Internal Control Over Financial Reporting

We have audited QuantumScape Corporation’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, QuantumScape Corporation (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the 2021 consolidated financial statements of the Company and our report dated February 28, 2022 expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.

Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control Over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Ernst & Young LLP

Redwood City, California

February 28, 2022

QuantumScape Corporation

Consolidated Balance Sheets

(In Thousands, Except per Share Amounts)

	December 31,
	2021	2020

Assets
Current assets
Cash and cash equivalents ($3,382 and $3,406 as of December 31, 2021 and 2020, respectively, for joint venture)	$320,700	$113,216
Marketable securities	1,126,975	884,336
Prepaid expenses and other current assets	15,757	11,616
Total current assets	1,463,432	1,009,168
Property and equipment, net	166,183	43,696
Right-of-use assets - finance lease	30,886	—
Right-of-use assets- operating lease	36,913	11,712
Other assets	18,234	2,193
Total assets	$1,715,648	$1,066,769
Liabilities, redeemable non-controlling interest and stockholders’ equity
Current liabilities
Accounts payable	$14,182	$5,383
Accrued liabilities	6,078	3,356
Accrued compensation and benefits	9,119	2,391
Operating lease liability, short-term	1,209	1,220
Finance lease liability, short-term	19	—
Total current liabilities	30,607	12,350
Operating lease liability, long-term	36,760	11,244
Finance lease liability, long-term	39,378	—
Other liabilities	315	—
Assumed common stock warrant liabilities	—	689,699
Total liabilities	107,060	713,293
Commitment and contingencies (see Note 8)
Redeemable non-controlling interest	1,693	1,704
Stockholders’ equity
Preferred stock- $0.0001 par value; 100,000 shares authorized, none issued and outstanding at December 31, 2021 and 2020	—	—
Common stock - $0.0001 par value; 1,250,000 shares authorized (1,000,000 Class A and 250,000 Class B); 332,869 Class A and 95,450 Class B shares issued and outstanding at December 31, 2021, 207,769 Class A and 156,225 Class B shares issued and outstanding at December 31, 2020	43	36
Additional paid-in-capital	3,634,665	2,329,406
Accumulated other comprehensive loss	(4,208)	(31)
Accumulated deficit	(2,023,605)	(1,977,639)
Total stockholders’ equity	1,606,895	351,772
Total liabilities, redeemable non-controlling interest and stockholders’ equity	$1,715,648	$1,066,769

The accompanying notes are an integral part of these consolidated financial statements.

QuantumScape Corporation

Consolidated Statements of Operations and Comprehensive Loss

(In Thousands, Except per Share Amounts)

	Year Ended December 31,
	2021	2020	2019

Operating expenses:
Research and development	$151,496	$65,103	$45,944
General and administrative	63,770	15,918	9,874
Total operating expenses	215,266	81,021	55,818
Loss from operations	(215,266)	(81,021)	(55,818)
Other (expense) income, net:
Interest expense	(1,419)	(20,765)	(94)
Interest income	1,883	1,093	3,608
Change in fair value of Series F convertible preferred stock tranche liabilities	—	(999,987)	—
Change in fair value of assumed common stock warrant liabilities	168,674	(581,863)	—
Other income	151	760	1,041
Total other (expense) income, net	169,289	(1,600,762)	4,555
Net loss	(45,977)	(1,681,783)	(51,263)
Less: Net (loss) income attributable to non-controlling interest, net of tax of $0	(11)	(6)	20
Net loss attributable to common stockholders	$(45,966)	$(1,681,777)	$(51,283)
Net loss	$(45,977)	$(1,681,783)	$(51,263)
Other comprehensive (loss) income:
Unrealized (loss) gain on marketable securities	(4,177)	(121)	121
Total comprehensive loss	(50,154)	(1,681,904)	(51,142)
Less: Comprehensive (loss) income attributable to non-controlling interest	(11)	(6)	20
Comprehensive loss attributable to common stockholders	$(50,143)	$(1,681,898)	$(51,162)

Net loss per share of common stock attributable to common stockholders
Basic	$(0.11)	$(6.67)	$(0.21)
Diluted	$(0.52)	$(6.67)	$(0.21)
Weighted-average shares used in computing net loss per share of common stock
Basic	404,259	252,144	239,636
Diluted	409,509	252,144	239,636

The accompanying notes are an integral part of these consolidated financial statements.

QuantumScape Corporation

Consolidated Statements of Redeemable Non-Controlling Interest and Stockholders’ Equity

(In Thousands, Except Share and per Share Amounts)

	Redeemable Non-Controlling	Common Stock		Treasury Stock		Additional Paid-In	Accumulated	Accumulated other Comprehensive	Total Stockholders’
	interest	Shares	Amount	Shares	Amount	Capital	Deficit	gain (loss)	(deficit) equity
Balance at December 31, 2018	$1,690	239,158,653	$24	—	$—	$437,320	$(246,083)	$(31)	$191,230
Exercise of stock option	—	618,404	—	—	—	394	—	—	394
Stock-based compensation	—	—	—	—	—	6,726	85	—	6,811
Adoption of ASC 842	—	—	—			—	1,419	—	1,419
Net loss	20	—	—	—	—	—	(51,283)	—	(51,283)
Unrealized gain on marketable securities	—	—	—	—	—	—		121	121
Balance at December 31, 2019	$1,710	239,777,057	$24	$—	$—	$444,440	$(295,862)	$90	$148,692
Issuance of Series F preferred stock, net of issuance costs of $11.5 million, and settlement of associated convertible preferred stock tranche liability	—	28,616,093	3	—	—	660,930	—	—	660,933
Issuance of Class A Common Stock pursuant to Legacy QuantumScape Series F Preferred Stock Purchase Agreement, net of issuance costs of $0.2 million	—	15,221,334	1	—	—	99,799	—	—	99,800
Business Combination, net of redemptions and equity issuance costs of $53.0 million	—	78,734,745	8	—	—	568,595	—	—	568,603
Reclassification of Legacy QuantumScape convertible preferred stock tranche liability	—	—	—	—	—	515,394	—	—	515,394
Reclassification of Legacy QuantumScape convertible preferred stock warrants	—	—	—	—	—	22,625	—	—	22,625
Exercise of stock option	—	646,016	—	—	—	599	—	—	599
Exercise of warrants	—	998,460	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	17,024	—	—	17,024
Net loss	(6)	—	—	—	—	—	(1,681,777)	—	(1,681,777)
Unrealized loss on marketable securities	—	—	—	—	—	—	—	(121)	(121)
Balance at December 31, 2020	$1,704	363,993,705	$36	$—	$—	$2,329,406	$(1,977,639)	$(31)	$351,772
Exercise of stock option and employee stock purchase plan	—	16,620,146	2	—	—	17,777	—	—	17,779
Shares issued upon vesting of restricted stock units	—	5,026,961	—	—	—	—	—	—	—
Exercise of warrants	—	15,497,043	2	—	—	672,454	—	—	672,456
Issuance of Class A Common Stock, net of issuance costs of $15.5 million	—	11,960,000	1	—	—	462,925	—	—	462,926
Issuance of Class A Common Stock pursuant to Legacy QuantumScape Series F Preferred Stock Purchase Agreement, net of issuance costs of $0.1 million	—	15,221,334	2	—	—	99,928	—	—	99,930
Stock-based compensation	—	—	—	—	—	52,175	—	—	52,175
Net loss	(11)	—	—	—	—	—	(45,966)	—	(45,966)
Unrealized loss on marketable securities	—	—	—	—	—	—	—	(4,177)	(4,177)
Balance at December 31, 2021	$1,693	428,319,189	$43	$—	$—	$3,634,665	$(2,023,605)	$(4,208)	$1,606,895

The accompanying notes are an integral part of these consolidated financial statements.

QuantumScape Corporation

Consolidated Statements of Cash Flows

(In Thousands)

	Year Ended December 31,
	2021	2020	2019

Operating activities
Net loss	$(45,977)	$(1,681,783)	$(51,263)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	11,207	6,851	4,704
Amortization of right-of-use assets	3,492	1,229	1,159
Amortization of premiums and accretion of discounts on marketable securities	11,845	1,201	(1,964)
Stock-based compensation expense	52,175	17,024	6,811
Change in fair value of convertible preferred stock warrant liabilities	—	20,765	94
Change in fair value of convertible preferred stock tranche liabilities	—	999,865	—
Change in fair value of assumed common stock warrant liabilities	(168,674)	581,863	—
Other	899	3	(90)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(4,852)	(9,648)	(550)
Accounts payable and accrued liabilities	6,450	1,168	319
Accrued compensation	6,728	1,279	—
Operating lease liability	(1,202)	(1,080)	(951)
Net cash used in operating activities	(127,909)	(61,263)	(41,731)
Investing activities
Purchases of property and equipment, net	(127,178)	(24,093)	(9,846)
Proceeds from maturities of marketable securities	894,225	99,000	239,500
Proceeds from sales of marketable securities	224,058	14,006	—
Purchases of marketable securities	(1,376,939)	(891,561)	(196,353)
Net cash (used in) provided by investing activities	(385,834)	(802,648)	33,301
Financing activities
Proceeds from exercise of stock options and employee stock purchase plan	17,779	599	394
Proceeds from exercise of warrants	151,431	—	—
Proceeds from issuance of common stock, net of issuance costs paid	462,926	—	—
Proceeds from issuance of Series F preferred stock, net of issuance costs	—	176,462	—
Proceeds from issuance of Class A Common Stock pursuant to Legacy QuantumScape Series F Preferred Stock Purchase Agreement, net of issuance costs	99,930	99,800	—
Business Combination, net of issuance costs paid	(1,016)	676,863	—
Proceeds from finance lease, net of principal payment	5,507	—	—
Net cash provided by financing activities	736,557	953,724	394
Net increase (decrease) in cash, cash equivalents and restricted cash	222,814	89,813	(8,036)
Cash, cash equivalents and restricted cash at beginning of period	115,409	25,596	33,632
Cash, cash equivalents and restricted cash at end of period	$338,223	$115,409	$25,596
Supplemental disclosure of cash flow information
Cash paid for interest	$330	$—	$—
Fair value of assumed common stock warrants exercised	$521,025	$—	$—
Purchases of property and equipment, not yet paid	$11,073	$4,170	$2,547
Business Combination transaction costs, accrued but not paid	$—	$1,016	$—
Net assets assumed from Business Combination	$—	$592	$—

The following table presents the Company’s cash, cash equivalents and restricted cash by category in the Company’s Consolidated Balance Sheets:

	December 31,
	2021	2020	2019
Cash and cash equivalents	$320,700	$113,216	$22,822
Other assets	17,523	2,193	2,774
Total cash, cash equivalents and restricted cash	$338,223	$115,409	$25,596

The accompanying notes are an integral part of these consolidated financial statements.

QuantumScape Corporation

Notes to Consolidated Financial Statements

December 31, 2021

Note 1. Nature of Business

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

The Company is focused on the development and commercialization of its solid-state lithium-metal batteries. Planned principal operations have not yet commenced. As of December 31, 2021, the Company has not derived revenue from its principal business activities.

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

Note 2. Summary of Significant Accounting Policies

Basis of Presentation

The Company’s consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) as determined by the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) and pursuant to the regulations of the U.S. Securities and Exchange Commission (“SEC”). Certain prior period balances have been reclassified to conform to the current period presentation in the consolidated financial statements and the accompanying notes.

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
•
the Company's Board of Directors (the "Board") and management are primarily composed of individuals associated with Legacy QuantumScape; and
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

December 31, 2021

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

The Company was a single-legal entity prior to becoming a partner with Volkswagen in QSV Operations LLC (“QSV”). As noted in the section titled “Joint Venture and Redeemable Non-Controlling Interest” below, the Company determined QSV was a VIE for which it was required to consolidate the operations upon its formation in 2018. The Company continued to consolidate the operations of the QSV in 2021 as the determination of the VIE has not changed. All significant intercompany accounts and transactions are eliminated in consolidation.

Use of Estimates

The preparation of financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of commitments and contingencies at the date of the financial statements as well as reported amounts of expenses during the reporting periods. Estimates made by the Company include, but are not limited to, those related to the valuation of common stock prior to the Business Combination, valuation of awards under the Extraordinary Performance Award Program (the “EPA Program”), valuation of convertible preferred stock warrants, valuation of convertible preferred stock tranche liabilities, and valuation of Assumed Common Stock Warrants among others. The Company bases these estimates on historical experience and on various other assumptions that it believes are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying amounts of assets and liabilities that are not readily apparent from other sources. Actual results could differ materially from those estimates.

Joint Venture and Redeemable Non-Controlling Interest

In June 2018, QSV was incorporated as a limited liability company. Volkswagen Group of America, Inc. (“VWGoA”), Volkswagen Group of America Investments, LLC (“VGA”) and QuantumScape executed a Joint Venture Agreement (“JVA”), effective September 2018, with the goal of jointly establishing a manufacturing facility to produce the pilot line of the Company’s product through QSV. In connection with this agreement, the parties also have entered into two operating agreements: (i) the Limited Liability Company Agreement of QSV to govern the respective rights and obligations as members of QSV and (ii) the Common IP License Agreement for the Company to license certain intellectual property rights pertaining to automotive battery cells as defined in the JVA to VWGoA, VGA and QSV.

Volkswagen is a related party stockholder (approximately 19.8% and 13.2% voting interest holder of the Company as of December 31, 2021 and 2020, respectively). Upon the effectiveness of the JVA, each party contributed $1.7 million in cash to capitalize QSV in exchange for 50% equity interests.

The joint venture is considered a VIE with a related party and therefore the related party whose business is more closely related to the planned operations of the joint venture is required to consolidate the operations.

The Company determined its operations were most closely aligned with the operations of the joint venture and therefore has consolidated the results of QSV’s operations in its Consolidated Balance Sheets, Consolidated Statements of Operations and Comprehensive Loss and Consolidated Statements of Redeemable Non-Controlling Interest and Stockholders’ Equity. QSV had minimal operations through December 31, 2021.

QuantumScape Corporation

Notes to Consolidated Financial Statements — Continued

December 31, 2021

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

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to counterparty credit risk consist principally of cash and cash equivalents and marketable securities. As of December 31, 2021 and 2020, approximately $227.8 million and $12.2 million of our total cash and cash equivalents and marketable securities, are held in U.S. money market funds, and $722.3 million and $977.3 million are invested in U.S. government and agency securities, respectively. The Company seeks to mitigate its credit risk with respect to cash and cash equivalents and marketable securities by making deposits with large, reputable financial institutions and investing in high credit rated shorter-term instruments.

Cash and Cash Equivalents and Restricted Cash

Management considers all highly liquid investments with an insignificant interest rate risk and original maturities of three months or less to be cash and cash equivalents.

Restricted cash, if the date of availability or disbursement is longer than one year and the balances are maintained under an agreement that legally restricts the use of such funds, is not included within cash and cash equivalents and is reported within other assets.

As of December 31, 2021, restricted cash is comprised of $17.5 million, which is pledged as a form of security for the Company’s facility lease agreements for its headquarters and pre-pilot manufacturing facilities. As of December 31, 2020, restricted cash is comprised of $2.2 million, of which $2.0 million is pledged as a form of security for the Company’s facility lease agreement and rest as vendor collateral.

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

QuantumScape Corporation

Notes to Consolidated Financial Statements — Continued

December 31, 2021

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

Property and Equipment

Property and equipment are recorded at historical cost, less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful life of the related asset. Improvements that increase functionality of the fixed asset are capitalized and depreciated over the asset’s remaining useful life. Construction-in-progress are not depreciated. Fully depreciated assets are retained in property and equipment, net, until removed from service.

The estimated useful lives of assets are generally as follows:

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

Leases

The Company classifies arrangements meeting the definition of a lease as operating or financing leases, and leases are recorded on the Consolidated Balance Sheet as both a right-of-use (“ROU”) asset and lease liability, calculated by discounting fixed lease payments over the lease term at the rate implicit in the lease or the Company’s incremental borrowing rate which is the rate incurred to borrow on a collateralized basis over a similar term. Lease liabilities are increased by interest and reduced by payments each period, and the ROU asset is amortized over the lease term. For operating leases, interest on the lease liability and the amortization of the ROU asset result in straight-line rent expense over the lease term. For finance leases, interest on the lease liability and the amortization of the ROU asset results in front-loaded expense over the lease term. Variable lease expenses, including common maintenance fees, insurance and property tax, are recorded when incurred.

QuantumScape Corporation

Notes to Consolidated Financial Statements — Continued

December 31, 2021

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

These warrants were exercised during the year ended December 31, 2020 and there were none outstanding as of December 31, 2021 and 2020.

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

The Company evaluated the Assumed Common Stock Warrants under ASC 815-40, Derivatives and Hedging—Contracts in Entity’s Own Equity (“ASC 815-40”), and concluded they did not meet the criteria to be classified in stockholders’ equity. Specifically, the exercise of the Assumed Common Stock Warrants could have been settled in cash upon the occurrence of a tender offer or exchange that involves 50% or more of our Class A stockholders. Because not all of the voting stockholders needed to participate in such tender offer or exchange to trigger the potential cash settlement and the Company did not control the occurrence of such an event, the Company concluded that the Assumed Common Stock Warrants did not meet the conditions to be classified in equity. Since the Assumed Common Stock Warrants meet the definition of a derivative under ASC 815, the Company recorded these warrants as liabilities on the Consolidated Balance Sheet at fair value, with subsequent changes in their respective fair values recognized in the Change in fair value of Assumed Common Stock Warrant liabilities within the Consolidated Statement of Operations and Comprehensive Income (Loss) at each reporting date prior to exercise or redemption. As described in Note 5, the Public Warrants were publicly traded and thus had an observable market price to estimate fair value, and the Private Placement Warrants were effectively valued similar to the Public Warrants when the Public Warrants were publicly traded, and consistent with the intrinsic value of the Company's common stock subsequent to the redemption of the Public Warrants.

QuantumScape Corporation

Notes to Consolidated Financial Statements — Continued

December 31, 2021

As described in Note 9 below, the Company announced that it had elected to redeem its outstanding Public Warrants and Private Placement Warrants in July and August 2021, respectively. As of December 31, 2021, no Public Warrants or Private Placement Warrants were outstanding. As of December 31, 2020, 11,499,989 Public Warrants and 6,650,000 Private Placement Warrants were outstanding.

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

General and Administrative Expenses

General and administrative expenses represent costs incurred by the Company in managing the business, including salary, benefits, incentive compensation, marketing, insurance, professional fees and other operating costs associated with the Company’s non-research and development activities.

Stock-Based Compensation

The Company measures and recognizes compensation expense for all stock-based awards made to employees, directors, and non-employees, including stock options, restricted share units and restricted shares, based on estimated fair values recognized over the requisite service period.

The fair values of options granted with only service conditions are estimated on the grant date using the Black-Scholes option pricing model. This valuation model for stock-based compensation expense requires the Company to make assumptions and judgments about the variables used in the calculation, including the expected term (weighted-average period of time that the options granted are expected to be outstanding), the volatility of the Company’s common stock, and an assumed risk-free interest rate. The Company accounts for forfeitures when they occur.

The fair values of options granted with performance (e.g. business milestone) and market conditions (e.g. stock price target) are estimated at the grant date using a Monte Carlo simulation model. The model determined the grant date fair value of each vesting tranche and the future date when the market condition for such tranche is expected to be achieved. The Monte Carlo valuation requires the Company to make assumptions and judgements about the variables used in the calculation including the expected term, volatility of the Company's common stock, an assumed risk-free interest rate, and cost of equity.

For performance-based awards with a vesting schedule based entirely on the attainment of both performance and market conditions, each quarter the Company assesses whether it is probable that it will achieve each performance condition that has not previously been achieved or deemed probable of achievement and if so, the future time when the Company expects to achieve that business milestone, or its “expected business milestone achievement time.” When the Company first determines that a business milestone has become probable of being achieved, the Company allocates the entire expense for the related tranche over the number of quarters between the grant date and the then-applicable “expected vesting date.” The “expected vesting date” at any given time is generally the later of (i) the expected time when the performance condition will be achieved (if the related performance condition has not yet been achieved) and (ii) the expected time when the market condition will be achieved (if the related market condition has not yet been achieved). The Company immediately recognizes a cumulative catch-up expense for all accumulated expense for the quarters from the grant date through the quarter in which the performance condition was first deemed probable of being achieved. Each quarter thereafter, the Company recognizes the prorated portion of the then-remaining expense for the tranche based on the number of quarters between such quarter and the then-applicable expected vesting date, except that upon vesting of a tranche, all remaining expense for that tranche is immediately recognized. The Company accounts for forfeitures when they occur.

The Company estimates the fair value of restricted stock units based on the closing price of the Company’s Class A Common Stock on the date of grant.

QuantumScape Corporation

Notes to Consolidated Financial Statements — Continued

December 31, 2021

The Company’s 2020 Employee Stock Purchase Plan (“ESPP”) is compensatory in accordance with ASC 718-50-25. The Company measures and recognizes compensation expense for shares to be issued under the ESPP based on estimated grant date fair value recognized on a straight-line basis over the offering period.

The first offering period for the ESPP commenced in June 2021. The ESPP provides eligible employees with opportunity to purchase shares of the Company’s Class A Common Stock at a discount through payroll deductions. A participant may purchase a maximum of 1,000 shares of Class A Common Stock during each six-month offering period. As of December 31, 2021, 7.5 million shares of Class A Common Stock are reserved for future issuance under the ESPP. 66,425 shares were purchased under the ESPP during the year ended December 31, 2021.

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

Net Loss per Share of Common Stock

Basic net income (loss) per share is computed by dividing the net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period.

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

In August 2020, the FASB issued ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception and it also simplifies the diluted earnings per share calculation in certain areas. The ASU is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2021 and adoption must be as of the beginning of the Company’s annual fiscal year. The Company does not expect the adoption of this standard to have an impact on its consolidated financial statements.

In November 2021, the FASB issued ASU 2021-10, Government Assistance (Topic 832), Disclosures by Business Entities About Government Assistance, which requires entities to provide disclosures on material government transactions for annual reporting periods. The disclosures include information around the nature of the assistance, the related accounting policies used to account for government assistance, the effect of government assistance on the entity’s financial statements, and any significant terms and conditions of the agreements, including commitments and contingencies. The ASU is effective for financial statements issued for annual periods beginning after December 15, 2021, with early adoption permitted. The Company is currently evaluating the impact of this standard on its consolidated financial statements and related disclosures.

QuantumScape Corporation

Notes to Consolidated Financial Statements — Continued

December 31, 2021

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

Upon the closing of the Business Combination (the "Closing"), the Company's certificate of incorporation was amended and restated to, among other things, increase the total number of authorized shares of all classes of capital stock to 1,350,000,000 shares, $0.0001 par value per share, of which, 1,000,000,000 shares are designated as Class A Common Stock, 250,000,000 shares are designated as Class B Common Stock, and 100,000,000 shares are designated as Preferred Stock. The holder of each share of Class A Common Stock is entitled to one vote, and the holder of each share of Class B Common Stock is entitled to ten votes.

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

The following table reconciles the elements of the Business Combination to the Consolidated Statement of Cash Flows and the Consolidated Statement of Redeemable Non-Controlling Interest and Stockholders’ Equity for the year ended December 31, 2020 (amounts in thousands):

Recapitalization
Cash- Kensington trust and cash, net of redemptions	$230,128
Cash- PIPE Financing	500,000
Non-cash net assets assumed from Kensington	592
Less: Fair value of assumed common stock warrants	109,081
Less: transaction costs and advisory fees for QuantumScape allocated to equity	41,664
Less: transaction costs and advisory fees for Kensington	11,372
Net Business Combination	$568,603
Less: non-cash net assets assumed from Kensington	592
Less: transaction costs and advisory fees for QuantumScape allocated to warrants	1,245
Add: Non-cash fair value of assumed common stock warrants	109,081
Add: accrued transaction costs and advisor fees	1,016
Net cash contributions from Business Combination	$676,863

QuantumScape Corporation

Notes to Consolidated Financial Statements — Continued

December 31, 2021

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

Note 5. Fair Value Measurement

The Company’s financial assets and liabilities subject to fair value measurements on a recurring basis and the level of inputs used for such measurements were as follows (amounts in thousands):

	Fair Value Measured as of December 31, 2021
	Level 1	Level 2	Total
Assets included in:
Money market funds(1)	$227,826	$—	$227,826
Commercial paper(2)	—	233,400	233,400
U.S. government securities(2)	—	722,310	722,310
Corporate notes and bonds(2)	—	257,384	257,384
Total fair value	$227,826	$1,213,094	$1,440,920

	Fair Value Measured as of December 31, 2020
	Level 1	Level 2	Total
Assets included in:
Money market funds(1)	$12,235	$—	$12,235
U.S. government securities(2)	—	977,326	977,326
Total fair value	$12,235	$977,326	$989,561
Liabilities included in:
Assumed common stock warrants (Public)	$436,999	$—	$436,999
Assumed common stock warrants (Private Placement)	—	252,700	252,700
Total fair value	$436,999	$252,700	$689,699

(1)
Money market funds are included in cash and cash equivalents on the Consolidated Balance Sheet.
(2)
As of December 31, 2021 and 2020, marketable securities with original maturities of three months or less of $86.1 million and $105.2 million, respectively, are included in cash and cash equivalents on the Consolidated Balance Sheet.

QuantumScape Corporation

Notes to Consolidated Financial Statements — Continued

December 31, 2021

Level 1 assets and liabilities: Money market funds and assumed common stock warrants traded publicly are classified as Level 1 within the fair value hierarchy, as fair value is based on unadjusted quoted prices in active markets for identical assets and liabilities.

Level 2 assets and liabilities: Investments in government securities, corporate bonds and commercial paper are classified as Level 2 as they were valued based upon quoted market prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all significant inputs are observable in the market or can be corroborated by observable market data for substantially the full term of the assets.

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

There have been no changes to the valuation methods utilized during the year ended December 31, 2021. As of December 31, 2021 and 2020, the carrying values of cash and cash equivalents, accounts payable and accrued liabilities approximate their respective fair values due to their short-term nature.

Marketable Securities

The following table summarizes, by major security type, the Company’s assets that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy. Amortized cost net of unrealized gain (loss) is equal to fair value as of December 31, 2021 and 2020. The fair value as of December 31, 2021 and 2020, are as follows (amounts in thousands):

	December 31, 2021
	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
Level 1 securities
Money market funds	$227,826	$—	$—	$227,826
Level 2 securities
Commercial paper	233,400	—	—	233,400
US government securities	724,554	—	(2,244)	722,310
Corporate notes and bonds	259,348	—	(1,964)	257,384
Total	$1,445,128	$—	$(4,208)	$1,440,920

	December 31, 2020
	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
Level 1 securities
Money market funds	$12,235	$-	$-	$12,235
Level 2 securities
US government securities	977,357	24	(55)	977,326
Total	$989,592	$24	$(55)	$989,561

Any realized gains and losses and interest income are included in interest income.

QuantumScape Corporation

Notes to Consolidated Financial Statements — Continued

December 31, 2021

The Company regularly reviews its available-for-sale marketable securities in an unrealized loss position and evaluate the current expected credit loss by considering factors such as historical experience, market data, issuer-specific factors, and current economic conditions. The aggregate fair value of 118 and 12 marketable securities in unrealized loss position was $974.7 million and $419.2 million as of December 31, 2021 and 2020, respectively. One marketable security, with a fair value of $17.0 million and unrealized loss of less than $10 thousand, has been in a continuous unrealized loss position for more than twelve months. The unrealized losses were attributable to changes in interest rates that impacted the value of the investments, and not increased credit risk. During the year ended December 31, 2021 and December 31, 2020, the Company received proceeds of $225.1 million and $14.0 million, including interest, from the sale of available-for-sale marketable securities, respectively. The Company realized immaterial gains and losses as a result of such sales. The Company does not intend to sell the investments that are in an unrealized loss position, nor is it more likely than not that the Company will be required to sell the investments before the recovery of the amortized cost basis, which may be its maturity. Accordingly, the Company did not record an allowance for credit losses associated with these investments.

The estimated amortized cost and fair value of available-for-sale securities by contractual maturity as of December 31, 2021, are as follows (amounts in thousands):

	December 31, 2021
	Amortized Cost	Fair Value
Due within one year	$898,834	$898,536
Due after one year and through five years	546,294	542,384
Total	$1,445,128	$1,440,920

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

In connection with the Business Combination, each outstanding and unexercised warrant (“Legacy QuantumScape Warrant”) to purchase shares of Legacy QuantumScape capital stock was automatically converted into a warrant to purchase a number of shares of the applicable class of Common Stock (such warrant, the “Exchanged Warrant”) based on the Exchange Ratio and exercise price per share as defined in the Business Combination Agreement. Accordingly, upon the closing of the Business Combination, the TPC1 warrants became warrants to purchase 501,047 shares of the Company’s Class A Common Stock at $0.5473 per share and the TPC2 warrants became warrants to purchase 521,693 shares of the Company’s Class A Common Stock at $2.5877 per share with an estimated fair value of $22.6 million. Upon the closing the Business Combination and conversion to warrants for the purchase if Class A Common Stock, the fair value of the TPC1 and TPC2 warrants were determined using the OPM with the following assumptions:

	At Conversion
	TPC1 Warrants	TPC2 Warrants
Option term (in years)	5	5
Volatility	70.0%	70.0%
Risk-free interest rate	0.39%	0.39%
Expected dividends	—	—
Discount for lack of marketability	—	—

In December 2020, all outstanding TPC1 and TPC2 warrants were net exercised in exchange for 998,460 shares of Class A Common Stock.

QuantumScape Corporation

Notes to Consolidated Financial Statements — Continued

December 31, 2021

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

The Company remeasured all tranche share liabilities as of closing date of the Business Combination based on the closing market price of Kensington immediately prior to the Business Combination. The fair value of the Series F convertible preferred stock tranche liabilities was calculated based on the traded stock price of Kensington at November 25, 2020 of $23.50, adjusted for the Exchange Ratio, less the Series F exercise price of $26.42.

QuantumScape Corporation

Notes to Consolidated Financial Statements — Continued

December 31, 2021

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

Note 6. Balance Sheet Components

Property and Equipment

Property and equipment at December 31, 2021 and 2020, consisted of the following (amounts in thousands):

	December 31,
	2021	2020
Computers and hardware	$2,740	$624
Furniture and fixtures	15,116	10,099
Lab equipment	66,953	37,051
Leasehold improvements	23,192	12,154
Construction-in-progress	101,420	16,078
	209,421	76,006
Accumulated depreciation and amortization	(43,238)	(32,310)
Property and equipment, net	$166,183	$43,696

Depreciation and amortization expense related to property and equipment was $11.7 million, $7.5 million and $5.6 million for the years ended December 31, 2021, 2020 and 2019, respectively.

Accrued Liabilities

Accrued liabilities at December 31, 2021 and 2020, consisted of the following (amounts in thousands):

	December 31,
	2021	2020
Accrued property and equipment	$1,815	$683
Accrued facilities expense	1,637	150
Other	2,626	2,523
Accrued liabilities	$6,078	$3,356

Note 7. Leases

The Company leases its headquarters, other warehouse space and certain equipment through 2032. Fixed rent generally escalates each year, and the Company is responsible for a portion of the landlords’ operating expenses such as property tax, insurance and common area maintenance.

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

QuantumScape Corporation

Notes to Consolidated Financial Statements — Continued

December 31, 2021

In April 2021, the Company entered into a lease agreement for premises consisting of approximately 197,000 rentable square feet of space located in San Jose, California to be used for QS-0. The lease expires in September 2032. Under this QS-0 lease, the Company has two five-year renewal options, which have not been included in the calculation of the lease liability and right-of use asset at the lease inception as the exercise of the options was not reasonably certain. This initial QS-0 lease is classified as a finance lease.

In November 2021, the Company entered into lease agreements for additional premises consisting of approximately 222,000 rentable square feet of space in San Jose, California adjacent to the site of QS-0. The November 2021 leases represent an expansion of space for QS-0 and the Company’s engineering and development activities. One of the November 2021 leases which commenced in November 2021 is classified as an operating lease and expires in September 2032, unless earlier terminated in accordance with the leases. The Company has an option to extend the terms of the lease for an additional 10-year period, which has not been included in the calculation of the lease liability and right-of use asset at the lease inception as the exercise of the option was not reasonably certain. The remainder of the November 2021 leases will commence in 2022 and expire in September 2032.

The Company’s leases do not have any contingent rent payments and do not contain residual value guarantees.

The components of lease-related expense are as follows (amounts in thousands):

	Year Ended December 31,
Lease costs	2021	2020	2019
Finance lease costs:
Amortization of right-of-use assets	$1,915	$-	$-
Interest on lease liabilities	1,419	-	-
Operating lease costs	3,016	2,143	2,143
Variable lease costs	530	409	425
Total lease expense	$6,880	$2,552	$2,568

The components of supplemental cash flow information related to leases are as follows (amounts in thousands):

	Year Ended December 31,
	2021	2020	2019
Operating outgoing cash flows - finance lease	$330	$-	$-
Financing outgoing cash flows - finance lease	73	-	-
Financing (incoming) cash flows - finance lease	(5,580)	-	-
Operating outgoing cash flows - operating lease	2,711	1,994	1,936
Right-of-use assets obtained in exchange for new finance lease liabilities	32,802	-	-
Right-of-use assets obtained in exchange for new operating lease liabilities	26,778	-	14,100

	Year Ended December 31,
	2021	2020	2019
Finance lease
Weighted-average remaining lease term - finance lease (in years)	10.8	—	—
Weighted-average discount rate - finance lease	6.06%	—	—
Operating lease
Weighted-average remaining lease term - operating lease (in years)	10.7	7.1	8.1
Weighted-average discount rate - operating lease	6.34%	7.00%	7.00%

QuantumScape Corporation

Notes to Consolidated Financial Statements — Continued

December 31, 2021

As of December 31, 2021, future minimum payments during the next five years and thereafter are as follows (amounts in thousands):

Fiscal Year	Operating Lease	Finance Lease
2022	$3,360	$2,419
2023	3,578	3,751
2024	4,867	5,131
2025	4,987	5,272
2026	5,136	5,417
Thereafter	32,155	33,630
Total	54,083	55,620
Less present value discount	(16,114)	(16,223)
Lease liabilities	$37,969	$39,397

The Company’s lease agreements do not provide an implicit rate, so the Company used an estimated incremental borrowing rate that will be incurred to borrow on a collateralized basis over a similar term at the lease commencement date or modification date in determining the present value of lease payments.

As discussed above, in November 2021, the Company entered into certain lease agreements that have not yet commenced as of December 31, 2021. The Company did not have control over the use of these assets and these leases were not recorded as right-of-use assets or lease liabilities as of December 31, 2021. These leases will commence in 2022 and will result in future undiscounted payments of approximately $38.6 million over the term of the lease.

Note 8. Commitments and Contingencies

From time to time, and in the ordinary course of business, the Company may be subject to certain claims, charges and litigation concerning matters arising in connection with the conduct of the Company’s business activities.

Warrants Litigation

Purported Company warrantholders filed actions against the Company in both the United States District Court for the Southern District of New York and the New York State Supreme Court alleging, among other things, that they were entitled to exercise their warrants within 30 days of the Closing and that the preliminary and final versions of the proxy statement/prospectus/information statement dated September 21, 2020, and November 12, 2020, were misleading and/or omit material information concerning the exercise of the warrants. The lawsuit in the New York State Supreme Court was voluntarily discontinued on account of being duplicative of the federal lawsuit brought by the same plaintiffs. The three lawsuits pending in the United States District Court for the Southern District of New York have been consolidated for the purposes of discovery and motion practice. The operative consolidated complaint seeks monetary damages for alleged breach of contract, securities law violations, and fraud. QuantumScape continues to believe this litigation is without merit and intends to defend itself vigorously.

Securities Class Action Litigation

Between January 5, 2021 and May 4, 2021, four putative class action lawsuits were filed in the United States District Court for the Northern District of California by purported purchasers of Company securities. The court consolidated the actions and appointed a lead plaintiff and counsel. Lead plaintiff filed a consolidated complaint on June 21, 2021, which alleges a purported class that includes all persons who purchased or acquired our securities between November 27, 2020 and April 14, 2021. The consolidated complaint names the Company, its Chief Executive Officer, its Chief Financial Officer, and its Chief Technology Officer as defendants. The consolidated complaint alleges that the defendants purportedly made false and/or misleading statements and failed to disclose material adverse facts about the Company’s business, operations, and prospects, including information regarding the Company’s battery technology. On January 14, 2022, Defendants’ motion to dismiss the consolidated complaint was substantially denied. QuantumScape continues to believe the action is without merit and intends to defend itself vigorously.

QuantumScape Corporation

Notes to Consolidated Financial Statements — Continued

December 31, 2021

Shareholder Derivative Litigation

Two shareholder derivative suits were also filed in February 2021 against 11 officers and directors of the Company and have been consolidated into one action, with the first-filed complaint being designated the operative one. The Company is the nominal defendant. The complaint alleges that the individual defendants breached various duties to the Company and contains additional similar allegations based on the same general allegations in the class action described immediately above. VGA is also named as a defendant in the derivative litigation. The stay of the derivative litigation that was in place expired upon entry of the order on the motion to dismiss in the above-referenced securities class action.

For many legal matters, particularly those in early stages, the Company cannot reasonably estimate the possible loss (or range of loss), if any. The Company records an accrual for legal matters at the time or times it determines that a loss is both probable and reasonably estimable. Amounts accrued as of December 31, 2021 and 2020 were not material. Regarding matters for which no accrual has been made (including the potential for losses in excess of amounts accrued), the Company currently believes, based on its own investigations, that any losses (or ranges of losses) that are reasonably possible and estimable will not, in the aggregate, have a material adverse effect on its financial position, results of operations, or cash flows. However, the ultimate outcome of legal proceedings involves judgments, estimates, and inherent uncertainties and cannot be predicted with certainty. Should the ultimate outcome of any legal matter be unfavorable, the Company's business, financial condition, results of operations, or cash flows could be materially and adversely affected. The Company may also incur substantial legal fees, which are expensed as incurred, in defending against legal claims.

Note 9. Assumed Common Stock Warrants

As of December 31, 2021 and 2020, there were zero and 18,149,989 warrants outstanding, respectively.

As part of Kensington’s initial public offering, 11,499,989 Public Warrants were sold. Prior to the Company’s election to redeem all the Public Warrants in July 2021 as described below, the terms of these warrants were as follows: The Public Warrants entitle the holder thereof to purchase one share of Class A Common Stock at a price of $11.50 per share, subject to adjustments. The Public Warrants may be exercised only for a whole number of shares of Class A Common Stock. No fractional shares will be issued upon exercise of the warrants. The Public Warrants will expire at 5:00 p.m. New York City time on November 25, 2025, or earlier upon redemption or liquidation. The Public Warrants were listed on the NYSE under the symbol “QS.WS.”

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

QuantumScape Corporation

Notes to Consolidated Financial Statements — Continued

December 31, 2021

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

On February 13, 2021 the Warrant Agreement, dated June 25, 2020, by and between the Company and Continental Stock Transfer & Trust Company (the "Warrant Agreement"), was amended to allow for earlier exercise of the Public Warrants. Prior to the amendment, the Public Warrants were exercisable starting on June 30, 2021. Following the amendment, the Public Warrants became exercisable starting on March 5, 2021, at which time holders of Public Warrants could begin exercising their right to purchase one share of the Company’s Class A Common Stock for $11.50 for each Public Warrant. All other terms, including the redemption terms, for the Public Warrants remained unchanged; the Company could not redeem Public Warrants before July 30, 2021. The terms for the Private Placement Warrants and Working Capital Warrants remained unchanged.

The Company concluded the Public Warrants and Private Placement Warrants, or Assumed Common Stock Warrants, meet the definition of a derivative under ASC 815 (as described in Note 2) and were recorded as liabilities. Upon consummation of the Business Combination, the fair value of the Assumed Common Stock Warrants was recorded on the Consolidated Balance Sheet. The fair value of the Assumed Common Stock Warrants was remeasured at the end of each reporting period or through the exercise or redemption of the warrants and the change in such fair value is recorded in the Consolidated Statements of Operations and Comprehensive Loss.

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

During the year ended December 31, 2021, 11,371,526 Public Warrants were exercised. As a result of such exercises, the Company received net proceeds of $129.7 million, and issued 11,340,746 shares of Class A Common Stock, during the year ended December 31, 2021. For the remaining 128,463 Public Warrants outstanding as of the Public Warrant Redemption Date, the Company paid approximately $1 thousand to redeem the unexercised warrants.

During the year ended December 31, 2021, 6,575,000 Private Placement Warrants and 75,000 Working Capital Warrants were exercised. As a result of such exercises, the Company received net proceeds of $21.7 million, and issued 4,156,297 shares of Class A Common Stock.

The fair value of the Assumed Common Stock Warrants was remeasured as of each reporting date and each respective exercise date, as applicable, resulting in a $168.7 million gain and $581.9 million loss non-cash change in fair value of Assumed Common Stock Warrant liabilities, in the Consolidated Statements of Operations and Comprehensive Income (Loss) for the years ended December 31, 2021 and 2020, respectively.

QuantumScape Corporation

Notes to Consolidated Financial Statements — Continued

December 31, 2021

Note 10. Stockholders’ Equity

As of December 31, 2021 and 2020, 1,350,000,000 shares, $0.0001 par value per share are authorized, of which, 1,000,000,000 shares are designated as Class A Common Stock, 250,000,000 shares are designated as Class B Common Stock, and 100,000,000 shares are designated as Preferred Stock.

Common Stock

Holders of the common stock are entitled to dividends when, as, and if, declared by the Board, subject to the rights of the holders of all classes of stock outstanding having priority rights to dividends. As of December 31, 2021, the Company had not declared any dividends. The holder of each share of Class A Common Stock is entitled to one vote, and the holder of each share of Class B Common Stock is entitled to ten votes.

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

The Company concluded that the firm commitment to issue the tranche shares to VGA and the other investors met the definition of a freestanding financial instrument (as described in Note 5). Prior to the Business Combination, as the underlying convertible preferred shares of the outstanding tranche liabilities were redeemable outside the control of the Company, the fair value of the tranche liabilities was reported on the Legacy QuantumScape’s balance sheets as a long-term liability, and the change in fair value of $347.1 million was recorded in the Consolidated Statements of Operations and Comprehensive Loss for the year ended December 31, 2020. Upon consummation of the Business Combination, the tranche liabilities were reclassified to additional paid-in capital. Therefore, there was no further adjustment to the fair value of the liability subsequent to the year ended December 31, 2020.

Equity Incentive Plans

Prior to the Business Combination, the Company maintained its 2010 Equity Incentive Plan (the "2010 Plan"), under which the Company granted options and restricted share units to purchase or directly issue shares of common stock to employees, directors, and non-employees.

Upon the Closing, awards under the 2010 Plan were converted at the Exchange Ratio and assumed into the 2020 Equity Incentive Award Plan (the "2020 Plan", and together with the 2010 Plan, the "Plans"). The 2020 Plan permits the granting of awards in the form of incentive stock options, nonqualified stock options, stock appreciation rights, restricted shares, restricted share units and performance awards to employees, directors, and non-employees.

As of December 31, 2021, 41,500,000 shares of Class A Common Stock are authorized for issuance pursuant to awards under the 2020 Plan, plus any shares of Class A Common Stock subject to stock options, restricted stock units or other awards that were assumed in the Business Combination and terminate as a result of being unexercised or are forfeited or repurchased by the Company, with the maximum

QuantumScape Corporation

Notes to Consolidated Financial Statements — Continued

December 31, 2021

number of shares to be added to the 2020 Plan equal to 69,846,580 shares of Class A Common Stock. As of December 31, 2021, 24,581,012 shares of Class A Common Stock are reserved and available for future issuance under the 2020 Plan.

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

Stock Options

Stock option activity under the Plans, including the EPA Program discussed below is as follows:

	Number of Shares Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Intrinsic value (in thousands)
Balance as of December 31, 2020	55,316,336	$1.62	5.77
Granted(1)	14,698,477	23.04
Cancelled and forfeited	(382,644)	2.34
Exercised	(16,553,721)	0.98
Balance as of December 31, 2021	53,078,448	$7.74	6.78	$779,369
Vested and expected to vest as of December 31, 2021(2)	44,259,358	$4.69	6.15	$779,369
Vested and exercisable as of December 31, 2021	31,152,764	$1.54	5.02	$643,355

(1) All options granted during the year ended December 31, 2021, were granted pursuant to the EPA Program.

(2) This includes 5.9 million options granted pursuant to the EPA Program that are currently expected to vest. None of the options granted pursuant to the EPA Program were vested and exercisable as of December 31, 2021.

Options with a weighted average fair value of $20.58 per share and $2.67 per share were granted during the years ended December 31, 2021 and 2020, respectively.

The aggregate intrinsic value of options exercised during the years ended December 31, 2021 and 2020 was $489.7 million and $3.5 million, respectively.

Additional information regarding options outstanding at December 31, 2021, is as follows:

Range of Exercise Price per Share	Number of Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
$0.46 - $0.64	3,461,722	$0.63	1.30
$1.05 - $1.35	20,973,612	1.28	4.79
$2.38	11,320,401	2.38	7.57
$6.23	2,624,236	6.23	8.68
23.04	14,698,477	23.04	9.96
	53,078,448	$7.74	6.78

Stock-based compensation expense is based on the grant-date fair value. The Company recognizes compensation expense for awards with only service conditions on a straight-line basis over the requisite service period of the awards, which is generally the option vesting term of four years.

Excluding options granted pursuant to the EPA Program, as of December 31, 2021, the Company had stock-based compensation of $13.5 million related to unvested stock options not yet recognized that are expected to be recognized over an estimated weighted average period of 2.3 years.

QuantumScape Corporation

Notes to Consolidated Financial Statements — Continued

December 31, 2021

The following weighted average assumptions were used as inputs to the Monte Carlo simulation in determining the estimated grant-date fair value of the Company’s stock options for the year ended December 31, 2021:

Year Ended December 31,
2021
Volatility	112.49%
Risk-free interest rate	1.44%
Expected dividend	—
Cost of equity	11.66%
Weighted average fair value at grant date	$20.58

All options granted during the year ended December 31, 2021, were granted pursuant the EPA Program and were valued using a Monte Carlo simulation. The Monte Carlo simulation used in the valuation of the options required the Company to make assumptions and judgements about the variables used in the calculation including the expected term, volatility of the Company's common stock and cost of equity. The Company estimated expected term based on the midpoint between the time of vesting and the remaining time to expiration of the option. Given the limited market trading history of the Company's common stock, volatility is based on a weighted blend of (i) the average volatility of peer companies within the automotive and energy storage industries multiplied by a ratio of the Company's volatility based on available stock price data as compared to the average volatility of the Company's peers over the same period and (ii) our implied volatility from exchange traded options. Cost of equity is calculated using (i) risk-free rate, (ii) average peer group market beta and (iii) the market-risk premium.

The following weighted average assumptions were used as inputs to the Black-Scholes Option Pricing Model in determining the estimated grant-date fair value of the Company’s stock options for the years ended December 31, 2020 and 2019:

	Year Ended December 31,
	2020	2019
Volatility	70.00%	70.00%
Risk-free interest rate	0.39%	1.92%
Expected term (in years)	6.08	6.02
Expected dividend	—	—
Weighted average fair value at grant date	$2.67	$1.50

For options granted with only service conditions, the Company uses the simplified calculation of the expected life for the valuation of options, which takes into consideration the grant’s contractual life and vesting period and assumes that all options will be exercised between the vesting date and the contractual term of the option. Given the lack of a public market for the Company’s common stock prior to the Business Combination and the Company's minimal history as a public company subsequent to the Business Combination, the estimate for volatility is based on an average of the historical volatilities of the common stock of several entities with characteristics similar to those of the Company. Since these comparable companies operate in the same industry segment, the Company expects that it would share similar characteristics, such as risks profiles, volatility, capital intensity, clientele, and market growth patterns and drivers. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods corresponding with the expected life of the option.

EPA Program

In December 2021, the Company granted stock options for the purchase of an aggregate of approximately 14.7 million shares of the Company's Class A common stock to the Company's Chief Executive Officer and other members of the Company’s management team pursuant to the EPA Program that was approved by the Company's stockholders in December 2021. There are 2.1 million remaining shares that may be granted under the EPA Program within the one-year anniversary of the initial grant. The EPA Program consists of five equal tranches (each a “Tranche”) if the Company meets certain stock price targets (market conditions) and business milestones (performance conditions).

Business Milestones

The compensation committee of the Board selected the following eleven business milestones for the EPA Program, of which one milestone must be achieved for each tranche.

QuantumScape Corporation

Notes to Consolidated Financial Statements — Continued

December 31, 2021

•
Delivery of an A-sample battery cell that meets specifications agreed upon with an automaker
•
The validation by an auto maker of a completed B-sample battery cell (a B-sample battery cell is a functional, complete battery cell prototype produced from our pre-pilot or sample production line)
•
Delivery of at least 1-gigawatt hour (GWh) of battery cells to a single customer
•
Delivery of at least 3-gigawatt hour (GWh) of battery cells to each of three or more customers, with at least one of such customer being an auto maker
•
$5 billion in GAAP revenue over a period of trailing four quarters
•
$10 billion in GAAP revenue over a period of trailing four quarters
•
Total cumulative battery cell production of 500 GWh
•
Total cumulative battery cell production of 1,000 GWh
•
Adjusted EBITDA margin of at least 25% over four consecutive quarters
•
10% of worldwide market share in automotive battery cells (excluding China)
•
20% of worldwide market share in automotive battery cells (excluding China)

Once a business milestone has been achieved, that business milestone will be considered achieved, even if later the Company does not maintain performance at that level.

Stock Price Targets

The stock price targets of the five tranches of the EPA Program are $60, $120, $180, $240 and $300.

To meet the stock price targets, the stock price must be sustained and not merely momentarily achieved. Except in the case of a change in control, the Company’s stock price for the purposes of assessing the stock price target will be the 120-day trailing average closing price (based on trading days), but a stock price target will not be achieved unless the trailing average closing price of the last 30 trading days of such 120-trading day period also meets or exceeds the applicable stock price target. For a stock price target for any given Tranche to be achieved, the last day of the 120-day measurement period must occur on or after the date that the requisite number of business milestones have been achieved for such Tranche.

Vesting Tranches

Each of the five Tranches vest only if the Company achieves one of the business milestones (in addition to the business milestones already achieved in a prior Tranche) and achieves the applicable stock price target on or after the business milestone is achieved, within 10 years of the initial grants. Additionally, in order to vest in any Tranche, Participants generally must continue to provide service through the date of vesting in the same position, or a similar or higher role, as when the EPA Program awards are granted.

Tranche	Business Milestone Requirement	Stock Price Target
1	Achievement of 1 business milestone	$60
2	Achievement of 2 business milestones (inclusive of the business milestone applicable to Tranche 1)	$120
3	Achievement of 3 business milestones (inclusive of the business milestone applicable to Tranche 2)	$180
4	Achievement of 4 business milestones (inclusive of the business milestone applicable to Tranche 3)	$240
5	Achievement of 5 business milestones (inclusive of the business milestone applicable to Tranche 4)	$300

Change in Control

QuantumScape Corporation

Notes to Consolidated Financial Statements — Continued

December 31, 2021

In the event of a change in control of the Company, a portion of the EPA Program awards may also be eligible to vest; in such event, the business milestone requirement will not be applicable and the Company’s stock price for the purposes of the stock price targets will be the price per share paid in such change in control. In the event that the Company’s stock price by this measure falls between two stock price targets, linear interpolation between the two applicable stock price targets will be used to determine an additional portion of the EPA Program awards that will vest. Any portion of an EPA Program award that is not vested upon and after giving effect to a change in control will terminate.

The Company accounts for the compensation expense associated with each tranche when it determines that achievement of a related business milestone is considered probable. As of December 31, 2021, the Company determined two tranches were considered probable.

For the years ended December 31, 2021, the Company recorded stock-based compensation expense of $2.4 million related to the EPA Program. As of December 31, 2021, the Company had approximately $117.2 million of total unrecognized stock-based compensation expense for the business milestones currently considered probable of achievement, which will be recognized over an estimated weighted-average period of 2.4 years. As of December 31, 2021, the Company had approximately $182.8 million of total unrecognized stock-based compensation expense for the business milestones currently considered not probable of achievement.

Restricted Stock Units

Restricted stock unit activity under the Plans are as follows:

	Number of Restricted Stock Units	Weighted Average grant date fair value
Balance as of December 31, 2019	—	$—
Granted	13,913,076	8.94
Balance as of December 31, 2020	13,913,076	$8.94
Granted	2,082,456	30.28
Vested	(5,026,961)	6.00
Forfeited	(413,756)	10.97
Balance as of December 31, 2021	10,554,815	$14.48

The fair value of restricted stock units which vested during the year ended December 31, 2021 was $198.0 million. No restricted stock units vested during the year ended December 31, 2020.

As of December 31, 2021, unrecognized compensation costs related to restricted stock units was $134.4 million and is expected to be recognized over a weighted average period of 2.9 years.

Stock-Based Compensation Expense

Total stock-based compensation expense recognized in the accompanying Consolidated Statements of Operations and Comprehensive Loss for all equity awards is as follows (amounts in thousands):

	Year Ended December 31,
	2021	2020	2019
Research and development	$29,653	$9,889	$4,115
General and administrative	22,522	7,135	2,696
Total stock-based compensation expense	$52,175	$17,024	$6,811

QuantumScape Corporation

Notes to Consolidated Financial Statements — Continued

December 31, 2021

Note 11. Earnings (Loss) Per Share

Basic and diluted earnings per share are the same for each class of common stock because they are entitled to the same liquidation and dividend rights. The following table sets forth the computation of basic and diluted loss per Class A Common Stock and Class B Common Stock (amounts in thousands, except per share amounts):

	Year Ended December 31,
	2021	2020	2019

Numerator:
Net loss attributable to common stockholders - Basic	$(45,966)	$(1,681,777)	$(51,283)
Less: Change in fair value of assumed common stock warrant liabilities	(168,674)	-	-
Net loss attributable to common stockholders - Diluted	$(214,640)	$(1,681,777)	$(51,283)
Denominator:
Weighted average Class A and Class B Common Stock outstanding- Basic	404,259	252,144	239,636
Effect of dilutive securities	5,250	—	—
Weighted average Class A and Class B Common Stock outstanding - Diluted	409,509	252,144	239,636

Net loss per share attributable to Class A and Class B Common stockholders - Basic	$(0.11)	$(6.67)	$(0.21)
Net loss per share attributable to Class A and Class B Common stockholders - Diluted	$(0.52)	$(6.67)	$(0.21)

The following table presents the potential common stock outstanding that was excluded from the computation of diluted net loss per share of common stock as of the periods presented because including them would have been antidilutive (amounts in thousands):

	Year Ended December 31,
	2021	2020	2019
Warrants	—	18,150	1,023
Options outstanding	53,078	55,316	55,457
Restricted stock units	10,555	13,913	—
VGA contingent purchase commitment (1)	—	15,221	—
Total	63,633	102,600	56,480

(1)
This refers to VGA’s commitment to purchase 15.2 million shares of Class A Common Stock for $100.0 million subject to certain conditions including the achievement of a specified technical milestone by March 31, 2021. See Note 10 for more information.

Note 12. Joint Venture and Redeemable Non-Controlling Interest

As described in Note 2, on September 11, 2018, the Company entered into a JVA with VWGoA and VGA and formed QSV. The Company determined the entity was a VIE with a related party, and the Company’s operations were more closely associated with QSV. As such, the Company consolidates QSV for financial reporting purposes, and a non-controlling interest is recorded for VGA’s interest in the net assets and operations of QSV's operations to the extent of the VGA investment. The Company’s Consolidated Balance Sheet includes $3.4 million cash and cash equivalents and less than $0.1 million of prepaid expenses of QSV at December 31, 2021 ($3.4 million and less than $0.1 million, respectively at December 31, 2020). Although the Company has consolidated the net assets of QSV, it has no right to the use of those assets for its standalone operations.

QuantumScape Corporation

Notes to Consolidated Financial Statements — Continued

December 31, 2021

The following table sets forth the change in redeemable non-controlling interest for years ended December 31, 2021, 2020 and 2019 (amounts in thousands):

Redeemable Non-Controlling Interest
Balance as of December 31, 2018	$1,690
Net income attributable to redeemable non-controlling interest in consolidated JV	20
Balance as of December 31, 2019	$1,710
Net loss attributable to redeemable non-controlling interest in consolidated JV	(6)
Balance as of December 31, 2020	$1,704
Net loss attributable to redeemable non-controlling interest in consolidated JV	(11)
Balance as of December 31, 2021	$1,693

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

In September 2020, the Company entered into an agreement with VWGoA under which the Company agreed to reserve $134.0 million from the aggregate proceeds of the Series F Preferred Stock financings and the Business Combination to fund its expected equity contributions to QSV, which amounts are included in cash and cash equivalents and marketable securities in the accompanying Consolidated Balance Sheets as of December 31, 2021 and 2020, respectively.

Note 13. Income Taxes

The Company has no domestic provision for income taxes for the years ended December 31, 2021, 2020 and 2019. The Company has no domestic current tax expense from losses generated in the U.S. and no deferred expense from the valuation allowance. The Company established a foreign subsidiary in Japan during the year ended December 31, 2021. The foreign tax provision for the year ended December 31, 2021 is not material.

A reconciliation from U.S. statutory rate of 21% to the effective rate is as follows:

	Year Ended December 31,
	2021	2020	2019

Federal Statutory rate	21.0%	21.0%	21.0%
State tax expense	7.1%	0.0%	7.0%
Stock-based compensation	349.5%	0.0%	0.0%
Change in fair value of assumed common stock warrant liabilities	103.1%	(7.3%)	0.0%
Research and development tax credit	41.5%	0.2%	4.5%
Permanent tax items	(7.1%)	(0.2%)	(2.2%)
State rate differential - change in apportionment	4.4%	(0.1%)	0.0%
Prior year deferred true-up	2.5%	0.1%	0.0%
Change in fair value of Series F tranche liabilities	0.0%	(12.5%)	0.0%
Sec. 162(m) wage limitation	(113.9%)	(0.1%)	0.0%
Change to valuation allowance	(408.1%)	(1.1%)	(30.4%)
Effective tax rate	0.0%	0.0%	0.0%

QuantumScape Corporation

Notes to Consolidated Financial Statements — Continued

December 31, 2021

Significant components of the Company’s net deferred tax assets as of December 31, 2021 and 2020, are as follows (amounts in thousands):

	Year Ended December 31,
	2021	2020
Deferred tax assets:
Net operating losses	$257,426	$88,392
Tax credits	35,149	16,314
Accruals and stock-based compensation	10,479	3,313
Lease liability	20,234	2,621
Intangibles	685	1,413
Gross deferred tax assets	323,973	112,053
Valuation allowance	(293,211)	(105,781)
Total deferred tax assets	$30,762	$6,272
Deferred tax liabilities:
Right of use assets	$(18,999)	$(2,463)
Fixed assets	(11,763)	(3,809)
Total deferred tax liabilities	(30,762)	(6,272)
Total net deferred tax assets	$—	$—

Recognition of deferred tax assets is appropriate when realization of such assets is more likely than not. Based upon the weight of available evidence, which includes the Company’s historical operating performance, cumulative net losses, and projected future losses, the Company has provided a full valuation allowance against its deferred tax assets. The Company’s valuation allowance increased by $187.4 million and $20.1 million for the years ended December 31, 2021 and 2020, respectively. A reconciliation of the beginning and ending balances of the valuation allowance is as follows (amounts in thousands):

	Year Ended December 31,
	2021	2020
Beginning of the year	$(105,781)	$(85,677)
Increase	(187,430)	(20,104)
End of the year	$(293,211)	$(105,781)

At December 31, 2021, the Company had federal and state net operating loss carryforwards of approximately $938.2 million and $880.2 million, respectively. The federal net operating loss carryforwards of $170.2 million generated prior to 2018 will expire at various dates beginning in 2030, if not utilized. We have federal net operating loss carryforwards of $768.0 million, which can be carried forward indefinitely. The state net operating loss carryforwards will expire at various dates beginning in 2030, if not utilized.

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

As of December 31, 2021, the Company also has Federal and California research and development credits of $39.5 million and $26.1 million, respectively. The federal tax credit carryforwards will expire beginning in 2031, if not utilized. The state tax credit carryforwards do not expire.

The Company records unrecognized tax benefits in accordance with ASC 740-10, Income Taxes. ASC 740-10 which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of uncertain tax positions taken or expected to be taken in the Company’s income tax return and also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Company had total unrecognized tax benefits of $32.2 million and $6.6 million as of December 31, 2021 and 2020, respectively.

QuantumScape Corporation

Notes to Consolidated Financial Statements — Continued

December 31, 2021

A reconciliation of the beginning and ending balances of unrecognized tax benefits is as follows (amounts in thousands):

	Year Ended December 31,
	2021	2020
Beginning of the year	$6,575	$7,076
Increase—current year positions	20,633	1,553
Increase—prior year positions	5,056	193
Decrease—prior year positions	(92)	(2,247)
End of the year	$32,172	$6,575

Due to the Company’s full valuation allowance, the unrecognized tax benefits would not materially impact the Company’s effective tax rate when recognized. The Company does not anticipate the total amounts of unrecognized tax benefits will significantly increase or decrease in the next 12 months.

The Company’s policy is to classify interest and penalties associated with uncertain tax positions, if any, as a component of its income tax provision. For the years ended December 31, 2021 and 2020, the Company had no interest or penalties related to unrecognized tax benefits.

The federal and state income tax returns are open under the statute of limitations subject to tax examinations for the tax years ended December 31, 2018 through December 31, 2020 and December 31, 2017 through December 31, 2020, respectively. To the extent the Company has tax attribute carryforwards, the tax years in which the attribute was generated may still be adjusted upon examination by the IRS or state tax authorities to the extent utilized in a future period.

Note 14. Related Party Agreements

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

None.

Item 9A. Controls and Procedures.

Limitations on Effectiveness of Controls and Procedures

In designing and evaluating our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2021, the end of the period covered by this Report. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered by this Report, our disclosure controls and procedures were effective.

Management's Report on Internal Controls Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over our financial reporting. Our internal control over financial reporting is designed to provide reasonable assurances regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:

•
pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;
•
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of our management and directors; and
•
provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Our internal control systems include the controls themselves, actions taken to correct deficiencies as identified, an organizational structure providing for division of responsibilities, careful selection and training of qualified financial personnel and a program of internal audits.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2021. In making this assessment, management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) (2013 framework).

Based on this assessment, our management concluded that our internal control over financial reporting was effective as of December 31, 2021.

Attestation of Independent Registered Public Accounting Firm

Ernst & Young LLP, an independent registered public accounting firm, which has audited and reported on the consolidated financial statements contained in this Report, has issued its report on the effectiveness of the Company’s internal control over financial reporting which is included in Part II. Item 8 - Financial Statements and Supplementary Data.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarterly period ended December 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

None.

PART III

In accordance with General Instruction G.(3) of Form 10-K certain information required by this Part III will either be incorporated into this Report by reference to our definitive proxy statement for our 2022 Annual Meeting of Stockholders filed within 120 days after December 31, 2021 or will be included in an amendment to this Report filed within 120 days after December 31, 2021.

Item 10. Directors, Executive Officers and Corporate Governance.

We will provide information that is responsive to this Item 10 in an amendment to this Report not later than 120 days after December 31, 2021. Such information is incorporated into this Item 10 by reference.

Item 11. Executive Compensation.

We will provide information that is responsive to this Item 11 in an amendment to this Report not later than 120 days after December 31, 2021. Such information is incorporated into this Item 11 by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

We will provide information that is responsive to this Item 12 in an amendment to this Report not later than 120 days after December 31, 2021. Such information is incorporated into this Item 12 by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

We will provide information that is responsive to this Item 13 in an amendment to this Report not later than 120 days after December 31, 2021. Such information is incorporated into this Item 13 by reference.

Item 14. Principal Accounting Fees and Services.

We will provide information that is responsive to this Item 14 in an amendment to this Report not later than 120 days after December 31, 2021. Such information is incorporated into this Item 14 by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a) List the following documents filed as a part of the report:

(1) Financial Statements:

(2) Financial Statement Schedules. None.

(3) The exhibits listed below are filed as part of this Report are incorporated herein by reference, in each case as indicated below.

Exhibit Index

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date

2.1	Business Combination Agreement, dated as of September 2, 2020, by and among Kensington Capital Acquisition Corp., Kensington Capital Merger Sub Corp. and Legacy QuantumScape.	S-4/A	333-248930	2.1	November 12, 2020

2.2	Amendment No. 1 to Business Combination Agreement, dated as of September 21, 2020, by and among Kensington Capital Acquisition Corp., Kensington Capital Merger Sub Corp. and Legacy QuantumScape.	S-4/A	333-248930	2.2	November 12, 2020

3.1	Amended and Restated Certificate of Incorporation of the Company.	8-K	001-39345	3.1	December 2, 2020

3.2	Amended and Restated Bylaws of the Company.	8-K	001-39345	3.2	December 2, 2020

4.1	Specimen Common Stock Certificate.	8-K	001-39345	4.1	December 2, 2020

4.2	Warrant Agreement, dated June 25, 2020, by and between the Registrant and Continental Stock Transfer & Trust Company.	8-K	001-39345	4.1	June 30, 2020

4.3	Amendment No. 1 to Warrant Agreement, dated February 13, 2021, by and between the Registrant and Continental Stock Transfer & Trust Company.	8-K	001-39345	4.1	February 16, 2021

4.4*	Description of Securities.

10.1	Registration Rights and Lock-up Agreement, dated as of September 2, 2020, by and among Kensington Capital Acquisition Corp. and the persons named therein.	8-K	001-39345	10.3	September 3, 2020

10.2	Form of Senior Employee Lock-Up Agreement.	8-K	001-39345	10.5	September 3, 2020

10.3	Form of Lock-Up Agreement.	8-K	001-39345	10.3	December 2, 2020

10.4	Form of Subscription Agreement.	8-K	001-39345	10.4	September 3, 2020

10.5	Stockholder Support Agreement, dated as of September 2, 2020, by and between Kensington Capital Acquisition Corp. and Volkswagen Group of America Investments, LLC.	8-K	001-39345	10.1	September 3, 2020

10.6	Stockholder Support Agreement, dated as of September 2, 2020, by and among Kensington Capital Acquisition Corp. and the persons named therein.	8-K	001-39345	10.2	September 3, 2020

10.7+	Form of Indemnification Agreement by and between the Registrant and its directors and officers.	8-K	001-39345	10.7	December 2, 2020

10.8+	The Registrant’s 2020 Equity Incentive Plan.	8-K	001-39345	10.8	December 2, 2020

10.9+	The Registrant’s 2020 Equity Incentive Plan — Form of Stock Option Agreement.	8-K	001-39345	10.9	December 2, 2020

10.10+	The Registrant’s 2020 Equity Incentive Plan — Form of Restricted Stock Unit Agreement.	8-K	001-39345	10.10	December 2, 2020

10.11+	The Registrant’s 2020 Equity Incentive Plan — Form of Restricted Stock Agreement.	8-K	001-39345	10.11	December 2, 2020

10.12+	The Registrant’s 2020 Employee Stock Purchase Plan.	8-K	001-39345	10.12	December 2, 2020

10.13*+	The Registrant’s Outside Director Compensation Policy

10.14+	Form of Performance Stock Option Agreement under the Extraordinary Performance Award Program	DEF 14A	001-39345	Appendix 1	November 8, 2021

10.15	First Letter Agreement, dated as of September 2, 2020, by and among Kensington Capital Acquisition Corp., Legacy QuantumScape, and Volkswagen Group of America Investments, LLC.	8-K	001-39345	10.6	September 3, 2020

10.16	Second Letter Agreement, dated as of September 2, 2020, by and among Kensington Capital Acquisition Corp., Legacy QuantumScape, and Volkswagen Group of America Investments, LLC.	8-K	001-39345	10.7	September 3, 2020

10.17	Third Letter Agreement, dated as of September 2, 2020, by and among Kensington Capital Acquisition Corp., Legacy QuantumScape, and Volkswagen Group of America Investments, LLC.	8-K	001-39345	10.8	September 3, 2020

10.18	Services Agreement, dated as of September 1, 2020, by and between Kensington Capital Acquisition Corp. and DEHC LLC.	8-K	001-39345	10.9	September 3, 2020

10.19	Services Agreement, dated as of September 1, 2020, by and between Kensington Capital Acquisition Corp. and Simon Boag.	8-K	001-39345	10.10	September 3, 2020

10.20+	Offer Letter from Legacy QuantumScape to Timothy Holme, dated January 1, 2011.	S-4/A	333-248930	10.13	November 12, 2020

10.21+	Offer Letter from Legacy QuantumScape to Kevin Hettrich, dated October 11, 2011.	S-4/A	333-248930	10.14	November 12, 2020

10.22+	Offer Letter from Legacy QuantumScape to Howard Lukens, dated February 13, 2012.	S-4/A	333-248930	10.15	November 12, 2020

10.23+	Offer Letter from Legacy QuantumScape to Michael McCarthy, dated December 21, 2012.	S-4/A	333-248930	10.16	November 12, 2020

10.24+	Offer Letter from Legacy QuantumScape to Mohit Singh, dated April 3, 2013.	S-4/A	333-248930	10.17	November 12, 2020

10.25*+	Offer Letter from QuantumScape Battery, Inc. to Celina Mikolajczak, dated May 20, 2021.

10.26	Lease, dated May 31, 2013, by and between SI 55, LLC and Legacy QuantumScape.	S-4/A	333-248930	10.18	November 12, 2020

10.27	Amendment to Lease, dated May 19, 2014, by and between SI 55, LLC and Legacy QuantumScape.	S-4/A	333-248930	10.19	November 12, 2020

10.28#	Amended and Restated Limited Liability Company Agreement of QSV Operations LLC, dated May 14, 2020, by and between Legacy QuantumScape and Volkswagen Group of America Investments, LLC.	S-4/A	333-248930	10.20	November 12, 2020

10.29#	Amended and Restated Joint Venture Agreement, dated May 14, 2020, by and among Legacy QuantumScape and the persons named therein.	S-4/A	333-248930	10.21	November 12, 2020

10.30	First Amendment to Amended and Restated Joint Venture Agreement, dated September 21, 2020, by and among Legacy QuantumScape and the persons named therein.	S-4/A	333-248930	10.22	November 12, 2020

10.31#	Series F Preferred Stock Purchase Agreement, dated May 14, 2020, by and between Legacy QuantumScape and Volkswagen Group of America Investments, LLC.	S-4/A	333-248930	10.23	November 12, 2020

10.32	Amendment No. 1 to Series F Preferred Stock Purchase Agreement, dated September 3, 2020, by and among Kensington Capital Acquisition Corp., Legacy QuantumScape and Volkswagen Group of America Investments, LLC.	S-4/A	333-248930	10.24	November 12, 2020

10.33	Letter Agreement, dated as of December 7, 2020, by and among Legacy QuantumScape, the Registrant and Volkswagen Group of America Investments, LLC.	S-1/A	333-251433	10.30	December 28, 2020

10.34+	Employee Incentive Compensation Plan.	8-K	001-39345	10.1	March 15, 2021

10.35+	Form Change in Control and Severance Agreement.	8-K	001-39345	10.2	March 15, 2021

10.36	Series F Closing Agreement, dated March 30, 2021, by an among the Registrant, Legacy QuantumScape and Volkswagen Group of America, Inc.	8-K	001-39345	1.1	April 1, 2021
10.37	Lease Agreement, dated April 2, 2021, between Exeter 1710 Automation, LLC and Legacy QuantumScape	S-1/A	333-251433	10.34	May 10, 2021
10.38	Letter Agreement dated May 13, 2021, by and among Legacy QuantumScape, Volkswagen Group of America, Inc, Volkswagen Group of America Investments, LLC and QSV Operations LLC	8-K	001-39345	10.1	May 17, 2021
10.39	Second Amendment to Lease, dated June 22, 2021, between Legacy QuantumScape and SI 55, LLC.	8-K	001-39345	10.1	June 28, 2021
10.40	Guaranty of Lease, dated June 22, 2021, between Legacy QuantumScape and SI 55, LLC.	8-K	001-39345	10.2	June 28, 2021
10.41	Lease, dated November 1, 2021, by and between the 1750 Landlord and the Company	8-K	001-39345	10.1	November 5, 2021
10.42	Lease, dated November 1, 2021, by and between the 1756/62 Landlord and the Company	8-K	001-39345	10.2	November 5, 2021
10.43	Letter Agreement dated December 17, 2021, by and among QuantumScape Battery, Inc., Volkswagen Group of America, Inc, Volkswagen Group of America Investments, LLC and QSV Operations LLC	8-K	001-39345	10.2	December 17, 2021

16.1	Letter from Marcum LLP regarding Change in Independent Registered Public Accounting Firm dated December 14, 2020.	8-K	001-39345	16.1	December 14, 2020

21.1*	List of Subsidiaries of the Registrant

23.1*	Consent of Independent Registered Accounting Firm, Ernst & Young LLP.

24.1	Power of Attorney (included in signature page).

31.1*	Rule 13a-14(a) /15(d)-14(a) Certification of Principal Executive Officer.

31.2*	Rule 13a-14(a) /15(d)-14(a) Certification of Principal Financial Officer.

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

QuantumScape Corporation

Date: February 28, 2022	By:	/s/ Jagdeep Singh
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

Name	Title	Date

/s/ Jagdeep Singh	Chief Executive Officer and Chairman	February 28, 2022
Jagdeep Singh	(Principal Executive Officer)

/s/ Kevin Hettrich	Chief Financial Officer	February 28, 2022
Kevin Hettrich	(Principal Financial and Accounting Officer)

/s/ Frank Blome	Director	February 28, 2022
Frank Blome

/s/ Brad Buss	Director	February 28, 2022
Brad Buss

/s/ Jeneanne Hanley	Director	February 28, 2022
Jeneanne Hanley

/s/ Susan Huppertz	Director	February 28, 2022
Susan Huppertz

/s/ Jürgen Leohold	Director	February 28, 2022
Jürgen Leohold

/s/ Gena Lovett	Director	February 28, 2022
Gena Lovett

/s/ Fritz Prinz	Director	February 28, 2022
Fritz Prinz

/s/ Justin Mirro	Director	February 28, 2022
Justin Mirro

/s/ J.B. Straubel	Director	February 28, 2022
J.B. Straubel

/s/ Dipender Saluja	Director	February 28, 2022
Dipender Saluja

/s/ Jens Wiese	Director	February 28, 2022
Jens Wiese