Form 10-K/A
period 2021-12-31
QuantumScape Corp
filed 2022-04-06
CIK 1811414

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

Indicate by check mark if the
r
egistrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    YES  ☐    NO  ☒
Indicate by check mark if the
r
egistrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.    YES  ☐    NO  ☒
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation
S-T
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
The number of shares of the registrant’s Class A Common Stock, par value $0.0001 per share outstanding was 334,793,716, and the number of shares of the registrant’s Class B Common Stock, par value $0.0001 per share outstanding was 95,267,246, as of March 1, 2022.
DOCUMENTS INCORPORATED BY REFERENCE
None.

PCAOB Auditor ID: 42	Auditor Name: Ernst & Young LLP	Auditor Location: Redwood City, California

i

Explanatory Note
On February 28, 2022, QuantumScape Corporation (“QuantumScape,” the “Company,” “we,” “us,” or “our”) filed its Annual Report on Form
10-K
for the fiscal year ended December 31, 2021 (the “Original Filing”). As disclosed in the Original Filing, we are filing this Annual Report on
Form 10-K/A
(the “Amendment”) as Amendment No. 1 to the Original Filing for the purposes of amending Part III, Items 10, 11, 12, 13 and 14 of the Original Filing to include the information required by such Items. In addition, pursuant to the rules of the Securities and Exchange Commission (the “SEC”), we have also included as exhibits currently dated certifications required under Section 302 of The Sarbanes-Oxley Act of 2002. We are amending and refiling Part IV to reflect the inclusion of those certifications. Because no financial statements are contained within this Amendment, we are not including certifications pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.
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

ii

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
The following table sets forth the names, ages, and positions of our executive officers and directors as of March 1, 2022:

Name	Age	Position(s) (1)
Executive Officers
Jagdeep Singh	54	President, Chief Executive Officer, Co-Founder and Chairman of the Board of Directors
Dr. Timothy Holme	40	Chief Technology Officer and Co-Founder
Dr. Mohit Singh	43	Chief Development Officer
Kevin Hettrich	40	Chief Financial Officer
Michael McCarthy	56	Chief Legal Officer and Head of Corporate Development
Celina Mikolajczak	52	Chief Manufacturing Officer

Non-Employee Directors
Frank Blome	53	Director
Brad Buss (2)(3)	58	Director
Jeneanne Hanley	49	Director
Susan Huppertz	52	Director
Prof. Dr. Jürgen Leohold (3)	67	Director
Gena Lovett	59	Director
Justin Mirro (2)(4)	53	Director
Prof. Dr. Fritz Prinz	72	Director and Co-Founder
Dipender Saluja (2)	57	Director
JB Straubel	46	Director
Jens Wiese (4)	49	Director

(1)	Each director and officer holds office until such person’s successor is elected and qualified or until such person’s earlier death, resignation or removal.
(2)	Member of audit committee.
(3)	Member of compensation committee.
(4)	Member of nominating and corporate governance committee.
Letter Agreements on Board and Committee Representation
On September 2, 2020, we entered into a letter agreement (the “Original Letter Agreement”) with Legacy QuantumScape, and Volkswagen Group of America Investments, LLC (“VGA”) pursuant to which we would nominate one designee of VGA for election to our board of directors, and from and after the First Closing (as defined under the Series F Preferred Stock Purchase Agreement between Legacy QuantumScape and VGA, dated May 14, 2020), a second designee of VGA. On December 7, 2020, the parties amended and restated the Original Letter Agreement to provide (subject to VGA satisfying certain specified stock ownership thresholds) that (i) in connection with any annual or special meeting of stockholders at which directors will be elected, we will nominate for election to our board of directors two designees of VGA (each, a “VW Director”), and (ii) we shall cause one VW Director to be appointed to the nominating and corporate governance committee of our board of directors, provided that such VW Director fulfills the independence requirements under applicable NYSE rules (as amended, the “VW Director Agreement”). Messrs. Blome and Wiese are the two current VW Directors pursuant to the VW Director Agreement.
Executive Officers
Jagdeep Singh
 has served as our President, Chief Executive Officer and the Chairman of our board of directors since November 2020. Mr. Singh co-founded
Legacy QuantumScape and has served as its President and Chief Executive Officer and on Legacy QuantumScape’s board of directors since its incorporation in May 2010. Prior to joining Legacy QuantumScape, he was the founder and Chief Executive Officer at Infinera Corporation (NASDAQ: INFN), a telecommunications company, from 2001 to 2009. Mr. Singh served on the boards of Khosla Ventures Acquisition Co. (NASDAQ: KVSA) (“KVSA”), a blank check company, from February 2021 to February 2022, and of Slam Corp. (NASDAQ: SLAM), a blank check company, from March 2021 to February 2022. Mr. Singh served as the Chair of the Corporate Governance and Nominating Committee and a member of the Audit Committee of KVSA, and as Chair of the Compensation Committee and member of the Audit Committee of Slam Corp. Mr. Singh holds a B.S. in Computer Science from the University of Maryland College Park, an M.B.A. from the University of California, Berkeley, Haas School of Business, and a M.S. in Computer Science from Stanford University.

We believe Mr. Singh is qualified to serve on our board of directors because of the perspective and experience he brings as Legacy QuantumScape’s President and Chief Executive Officer, leadership experience in the energy storage industry, educational background and strong scientific knowledge.
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
Dr.
 Mohit Singh
has served as our Chief Development Officer since November 2020. Dr. Singh served as Legacy QuantumScape’s Chief Development Officer from June 2015 to November 2020. Prior to this, Dr. Singh served as Legacy QuantumScape’s Vice President, Development from April 2014 to June 2015. From 2004 to 2007, Dr. Singh conducted post doctorate research in Chemical Engineering at the Lawrence Berkeley National Laboratory for the University of California, Berkeley. Dr. Singh holds a B. Tech in Chemical Engineering from the Indian Institute of Technology Bombay and a Ph.D. in Chemical and Biomolecular Engineering from Tulane University. Dr. Mohit Singh is not related to Jagdeep Singh.
Kevin Hettrich
has served as our Chief Financial Officer since November 2020. Mr. Hettrich served as Legacy QuantumScape’s Chief Financial Officer and head of Business Operations from September 2018 to November 2020, and currently serves on the board of directors of Legacy QuantumScape. Prior to this, Mr. Hettrich served as Legacy QuantumScape’s Vice President of Business Operations from March 2016 to March 2018, as Senior Director of Finance and Product Management from March 2014 to March 2016, as a Director of Product Management from March 2013 to March 2014, and as a Manager of Product Management from January 2012 to March 2013. Prior to joining Legacy QuantumScape, Mr. Hettrich was a Private Equity Associate of Bain Capital, an investment firm, from September 2007 to July 2009. Mr. Hettrich also was a Business Analyst at McKinsey & Company, a management consulting firm, from September 2004 to July 2007. Mr. Hettrich holds a B.A. in Economics from Pomona College, a M.B.A. from Stanford Graduate School of Business, and a M.S. in Environment and Resources from Stanford University.
Michael McCarthy
has served as our Chief Legal Officer and Head of Corporate Development since November 2020. Mr. McCarthy has served as Legacy QuantumScape’s Chief Legal Officer since March 2013 and Head of Corporate Development since January 2018 and also currently serves on the board of directors of Legacy QuantumScape and board of managers of QSV Operations LLC. Prior to joining Legacy QuantumScape, he served several roles at Infinera Corporation from April 2003 to March 2013, including as Chief Legal Officer, General Counsel and Chief Administrative Officer. From September 1997 to April 2003, Mr. McCarthy served as Senior Vice President and General Counsel of Ciena Corporation, a network strategy and technology company. Mr. McCarthy currently serves as a member of the boards of several privately-held companies. Mr. McCarthy holds a B.A. in Mathematical Economics from Colgate University and a J.D. from Vanderbilt University Law School.
Celina Mikolajczak
has served as our Chief Manufacturing Officer since November 2021. She previously served as our Vice President of Manufacturing Engineering from July 2021 to November 2021, and also served on our board of directors from April 2021 to May 2021. From August 2020 to April 2021, she served as Vice President of Engineering and Battery Technology at Panasonic Energy of North America (“PENA”), a battery manufacturer, and as Vice President of Battery Technology from October 2019 to August 2020. Prior to her service at PENA, she served as Director of Engineering, Energy Storage Systems at Uber Technologies, Inc., a transportation technology company, from January 2018 to August 2019, as Senior Manager, Cell Quality and Materials Engineering at Tesla from April 2014 to January 2018, and as Manager, Cell Quality at Tesla from April 2012 to April 2014. Ms. Mikolajczak holds an M.A. in Mechanical and Aerospace Engineering from Princeton University, and a B.S. in Engineering and Applied Science from the California Institute of Technology.

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
GmbH, a subsidiary of the Daimler Group active in the EV battery storage space. From July 2013 to June 2017, Mr. Blome served as Chief Executive Officer of LiTec Battery GmbH, a battery cell manufacturing company started as a joint venture between Daimler Group and Evonik Industries AG, a specialty chemicals company. In addition to these roles, Mr. Blome served from June 2009 to June 2017 as the Chief Executive Officer of Deutsche Accumotive GmbH & Co KG, a subsidiary of Daimler Group, producing batteries for hybrid and electric vehicles, after which Mr. Blome undertook a sabbatical until January 2018 when he started in his current position at Volkswagen AG. Mr. Blome holds a diploma in electrical engineering from the University of Applied Sciences Bielefeld.
We believe Mr. Blome is qualified to serve on our board of directors due to his vast experience in the automotive and alternative powertrain industries.
Brad Buss
 has served on our board of directors since November 2020, and on Legacy QuantumScape’s board of directors from August 2020 until January 2021. From August 2014 until his retirement in February 2016, Mr. Buss served as the Executive Vice President and Chief Financial Officer of SolarCity Corporation, a solar energy company acquired by Tesla, Inc. (NASDAQ: TSLA), a high-performance electric vehicle company (“Tesla”). Mr. Buss also served as the Executive, Vice President and Chief Financial Officer of Cypress Semiconductor Corporation (NASDAQ: CY), a semiconductor design and manufacturing company, from August 2005 to June 2014. Mr. Buss has served on the boards of Marvell Technology Group Ltd. (NASDAQ: MRVL) (“Marvell”), a semiconductor company, since July 2018, AECOM (NYSE: ACM), an engineering firm, since August 2020, and TuSimple Holdings Inc., an autonomous driving technology company (NASDAQ: TSP) (“TSP”), since December 2020. Mr. Buss serves as Chair of the Nominating and Governance Committee and as a member of the Audit Committee of Marvell, as Chair of the Nominating and Governance Committee and as a member of the Compensation and Organization Committee of AECOM, as Chair of the Audit Committee of TSP and as a member of the Nominating and Corporate Governance Committee of TSP. Mr. Buss previously served on the boards of Tesla from November 2009 to June 2019, Cavium, Inc., a semiconductor company, from July 2016 until its acquisition by Marvell in July 2018, CafePress Inc., an e-commerce company,
from October 2007 to July 2016, and Advance Auto Parts, Inc. (NYSE: AAP), an automotive parts and accessories provider, from March 2016 until May 2021. He served on the Audit Committee, Compensation Committee, Nominating and Corporate Governance Committee, and Disclosure Committee of Tesla, the Audit Committee and Compensation Committee of Cavium, Inc., the Audit Committee and Compensation Committee of CafePress Inc., and as Chair of the Audit Committee of Advance. Mr. Buss holds a B.A. in Economics from McMaster University and a Honors Business Administration degree from University of Windsor.
We believe Mr. Buss is qualified to serve on our board of directors because of his vast leadership expertise and experience on the boards of major automotive companies.
Jeneanne Hanley
has served on our board of directors since December 2021. Ms. Hanley has held various positions at Lear Corporation, a designer and manufacturer of automotive seating systems and electrical distribution systems and related components, from 1994 until January 2019, most recently serving as Senior Vice President and President of the
E-Systems
Division. Other positions at Lear Corporation she has held include Corporate Vice President, Global Surface Materials, Corporate Vice President, Americas Seating Business Unit and Vice President, Global Strategy and Business Development. Ms. Hanley earned her bachelor’s degree in mechanical engineering in 1994 and her master’s degree in business administration in 2000 from the University of Michigan.
We believe Ms. Hanley is qualified to serve on our board of directors due to her past service as an operational executive of significant business units and divisions serving the global automotive industry.

Susan Huppertz
has served on our board of directors since February 2022. Ms. Huppertz has been serving as Chief Supply Chain Officer at Johnson Controls (NYSE: JCI), a designer and manufacturer of building automation and control technologies, since March 2022. Prior to that, Ms. Huppertz served as Chief Manufacturing and Supply Chain Officer at Hubbell Incorporated (NYSE: HUBB), an electronic products designer and manufacturer, from January 2018 to March 2022. She also served as Vice President, Global Operations at TE Connectivity Ltd (NYSE: TEL), a connectivity and sensor solutions provider, from May 2014 until November 2017, and in a variety of roles over 20 years at Siemens AG, an industrial manufacturing conglomerate, including as Senior Vice President Global Manufacturing and Supply Chain Manager of its Water Technologies Business Unit from August 2011 to January 2014, and as Vice President Regional Manufacturing Manager for Europe, Latin America and Middle East for its OSRAM Professional Lighting Business Unit from January 2008 to August 2011. Ms. Huppertz holds a B.A. in Computer Science and Economics from Cornell University and dual M.B.A. degrees from the Kellogg Graduate School of Management at Northwestern University and Wissenschaftliche Hochschule für Unternehmensführung.
We believe Ms. Huppertz is qualified to serve on our board of directors due to her past leadership experience and her expertise in manufacturing and supply chains.
Prof. Dr.
 Jürgen Leohold
 has served on our board of directors since November 2020, and on Legacy QuantumScape’s board of directors from May 2015 until January 2021. From October 2012 to December 2017, Prof. Dr. Leohold served as the Head of the Volkswagen AutoUni, an advanced training and research institution for Volkswagen AG, a German automobile manufacturer. He continued to serve as a consultant for Volkswagen AG’s research and development group from January 2018 until retiring in May 2019. He also served as the Executive Director of Group Research at Volkswagen AG from April 2006 to July 2016. Prof. Dr. Leohold holds a degree in Electrical Engineering from the University of Hannover, a M.S. in Electrical Engineering from the Georgia Institute of Technology and a doctoral degree from the University of Hannover.
We believe Prof. Dr. Leohold is qualified to serve on our board of directors because of his leadership experience and his expertise in the energy technology and automotive fields.
Gena Lovett
has served on our board of directors since January 2022. Ms. Lovett has most recently served as Vice President, Operations, Defense, Space and Security, of The Boeing Company (NYSE:BA), an aerospace manufacturer, from July 2015 until June 2019. She also served as Global Chief Diversity Officer from January 2012 until June 2015, and as Director, Manufacturing, Forging, from July 2007 until January 2012, of Alcoa Corporation (NYSE: AA), an aluminum manufacturer. Prior to that, Ms. Lovett served in a number of engineering and managing roles over 15 years at Ford Motor Company (NYSE: F), an automotive manufacturer, including as Plant Manager for New Model Programs from 2006 to 2007, and as an Assistant Plant Manager for the Atlanta Assembly from 2005 to 2006. In addition, Ms. Lovett has served as a member of the board of directors of AdvanSix Inc. (NYSE: ASIX), a fully integrated manufacturer of nylon 6 resin, chemical intermediates, and ammonium sulfate fertilizer, since September 2021, and as a member of the board of directors of Trex Company, Inc. (NYSE: TREX), a manufacturer of wood-alternative composite decking and railing materials, since March 2021. She further serves on the Nominating and Governance Committee, and Health, Safety, Environmental and Sustainability Committee of ASIX, and on the Audit Committee and the Nominating/Corporate Governance Committee of TREX. Ms. Lovett also served on the board of directors of Shiloh Industries (NASDAQ: SHLO) from August 2019 to December 2020. Ms. Lovett holds a B.A. in Criminal Justice from The Ohio State University, an M.B.A. from Baker College, and an M.S. in Values Driven Leadership from Benedictine University. Additionally, she recently defended her doctoral dissertation and expects to be conferred a Ph.D. in Values Driven Leadership from Benedictine University in May 2022.
We believe Ms. Lovett is qualified to serve on our board of directors because of her operational leadership experience and extensive operational and manufacturing experience in automotive, heavy forging, and aerospace.
Justin Mirro
 has served on our board of directors since April 2020, and as Kensington’s Chairman and Chief Executive Officer from April 2020 to November 2020. Mr. Mirro has over 25 years of operating, mergers and acquisitions and financing experience in the automotive and automotive-related sector. He began his career at General Motors Company as a Tool and Die Manufacturing Engineer, with successive positions at Car and Driver Magazine, Toyota Motor Corporation and Itochu International Inc. prior to transitioning to automotive investment banking at Schroder & Co. Inc./Salomon Smith Barney, Inc./ABN Amro Inc. in 1996. In 1999, Mr. Mirro formed Kensington Capital Partners, LLC, where he has served as President since 2015, to invest in automotive and automotive-related sector businesses. In 2005, Mr. Mirro transitioned to Jefferies & Company, Inc. as Head of Automotive Investment Banking, and later served as the Head of Automotive Investment Banking at Moelis & Company, LLC and RBC Capital Markets, LLC from 2008 to 2011 and 2011 to 2014, respectively. In his role, Mr.

Mirro played a key role in leading and executing all aspects of capital raising, mergers and acquisitions and restructurings, and has advised on over 70 transactions totaling more than $60 billion of value for original equipment manufacturers (“OEMs”), suppliers and automotive-related industries. From 2016 to 2019, Mr. Mirro served as Chairman of the Board of Directors and Audit Committee of Pure Power Technologies, Inc., one of the largest aftermarket suppliers of diesel fuel injectors, which was sold to Stanadyne LLC. In his role, Mr. Mirro focused on deal sourcing, structuring, capital raising, executive recruitment and the eventual sale process. Mr. Mirro has served on the board of Cooper-Standard Holdings Inc. (NYSE: CPS) since 2015 and served on the board of Transtar Industries, Inc., from 2017 to 2021, in each case, where he focuses or focused, respectively, on mergers and acquisitions, capital structuring and public market strategy. Mr. Mirro is also the Chairman and Chief Executive of Kensington Capital Acquisition Corp. IV (NYSE: KCAC.U) and Kensington Capital Acquisition Corp. V (NYSE: KCGI.U) and previously served in the same roles for Kensington Capital Acquisition Corp. II (“KCAC II”) from January 2021 until October 2021 when KCAC II completed its business combination with affiliated entities of Wallbox N.V., an electric vehicle charging and energy management provider (NYSE: WBX). Mr. Mirro holds a B.S. in Mechanical Engineering from the University of Michigan and an M.B.A. from the New York University Stern School of Business.
We believe Mr. Mirro is qualified to serve on our board of directors due to his experience serving as Kensington’s Chairman and Chief Executive Officer, as well as his extensive skills in strategy, finance and management.
Prof. Dr.
 Fritz Prinz
 co-founded Legacy
QuantumScape and has served on our board of directors since November 2020, and on Legacy QuantumScape’s board of directors from December 2010 until January 2021. Prof. Dr. Prinz also provides consulting and advisory services to the Company apart from his board service. He has served as Professor of Materials Science and Engineering, Professor of Mechanical Engineering, and Senior Fellow at the Precourt Institute for Energy since September 2010. He has also served as the Leonardo Professor at the School of Engineering at Stanford University since September 1994. Prof. Dr. Prinz holds a Ph.D. in Physics and Mathematics from the University of Vienna, Austria.
We believe Prof. Dr. Prinz is qualified to serve on our board of directors because of his in-depth educational
expertise and his broad insight and research into energy conservation.
Dipender Saluja
 has served on our board of directors since November 2020, and on Legacy QuantumScape’s board of directors from August 2012 until January 2021. Mr. Saluja has served as Managing Director of Capricorn Investment Group, an investment firm, since 2006. Prior to Capricorn Investment Group, he served in various positions from 1990 to 2006 at Cadence Design Systems, an electronic design company. Mr. Saluja has served on the board of Joby Aviation, Inc. (NYSE: JOBY) and as a member of its Nominating and Corporate Governance Committee since August 2021, and on the board of Navitas Semiconductor, Inc. (NASDAQ: NVTS) and as a member of its Nominating and Corporate Governance Committee since October 2021. Mr. Saluja also currently serves on the boards of several private companies.
We believe Mr. Saluja is qualified to serve on our board of directors because of his extensive investment experience in the technology industry and extensive expertise and skills in strategy, finance and management.
JB Straubel

has served on our board of directors since November 2020, and on Legacy QuantumScape’s board of directors from December 2019 until January 2021. Mr. Straubel is the Founder and Chief Executive Officer of Redwood Materials Inc., a Nevada-based company working to drive down the costs and environmental footprint of lithium-ion batteries by offering large-scale sources of domestic anode and cathode materials produced from recycled batteries. Prior to joining Legacy QuantumScape, Mr. Straubel also co-founded and served as the Chief Technology Officer of Tesla from May 2005 to July 2019. Mr. Straubel previously served on the board of SolarCity Corporation and as a member of its Nominating and Corporate Governance Committee from August 2006 until its acquisition by Tesla in November 2016. Mr. Straubel holds a B.S. in Energy Systems Engineering and a M.S. in Engineering, with an emphasis on energy conversion, from Stanford University.
We believe Mr. Straubel is qualified to serve on our board of directors because of his technical and manufacturing expertise along with his leadership experience in energy technology companies.

Jens Wiese
has served on our board of directors since January 2021. Mr. Wiese has also served as Chairman of the board of QSV Operations LLC since its inception in September 2018. Mr. Wiese has 23 years of professional experience in the automotive industry, including more than 15 years as a top management consultant, advising clients from the automotive industry in strategic and financial turnaround matters. Mr. Wiese has served in multiple roles at Volkswagen AG, most recently as Head of Volkswagen Group M&A, Investment Advisory, and Partnerships since January 2020, Head of Industrial Cooperations and Partnerships from June 2018 to December 2019, Head of Group Battery Strategy from June 2016 to December 2019, and Corporate Strategy/Head of Performance Improvement from March 2016 to May 2018. Prior to his service at Volkswagen AG, Mr. Wiese served as Senior Director and Member of the German Management Team at Alix Partners GmbH, a consulting firm, from March 2007 to February 2016. Prior to that, Mr. Wiese served as a Principal and Member of the Automotive Leadership team at Roland Berger Strategy Consultants GmbH, a consulting firm, from April 1999 to March 2007. Mr. Wiese holds a Master’s degree in Business Administration from the Ludwig Maximilian University of Munich.
We believe Mr. Wiese is qualified to serve on our board of directors because of his broad investment advisory and strategic experience, along with his long-term experience in the automotive industry.
Board Matrix
The nominating and corporate governance committee of our board of directors identifies, reviews and makes recommendations of candidates to serve on our board of directors, and considers director qualifications that include, without limitation, diversity factors such as race, ethnicity, gender, differences in professional background, education, age and geography, as well as other individual qualities and attributes that contribute to the total mix of viewpoints and experience represented on our board.
The following matrix highlights key skills, experiences and attributes possessed by our directors which our board of directors believes are important to our business and industry. If a director is not listed under a particular skill, experience or attribute, that does not mean that such director does not possess it or is unable to contribute to the decision-making process in that area.

	Singh	Blome	Buss	Hanley	Huppertz	Leohold	Lovett	Mirro	Prinz	Saluja	Straubel	Wiese
Knowledge, Skills and Experience
Public company board experience and corporate governance	●		●	●			●	●		●	●
Executive experience	●	●	●	●	●	●	●	●		●	●	●
Battery and energy technology	●	●				●			●	●	●
Automotive industry	●	●	●	●		●	●	●	●		●	●
Technology development	●	●		●		●			●	●	●
Manufacturing, scale-up, operations	●	●	●	●	●	●	●	●		●	●
Financial	●		●	●	●		●	●		●	●	●
Risk management	●	●	●	●	●	●	●			●	●	●
HR, compensation	●		●	●		●	●			●	●

Demographics
Race/Ethnicity
Asian/Pacific Islander	●									●
Black/African American							●
Caucasian		●	●	●	●	●		●	●		●	●
Hispanic/Latino
Native American
Gender
Male	●	●	●			●		●	●	●	●	●
Female				●	●		●
Company Board Tenure
Years*	12	2	2	<1	<1	7	<1	2	11	10	2	1

*	Includes board service on both QuantumScape Corporation and Legacy QuantumScape, rounded to the nearest whole year
Board Composition
Our business and affairs are organized under the direction of our board of directors, which currently consists of twelve (12) directors, ten (10) of whom are independent under the listing standards of the NYSE. Jagdeep Singh serves as Chairman of our board of directors. The primary responsibilities of our board of directors are to provide oversight, strategic guidance, counseling and direction to our management. Our board of directors meets on a regular basis and additionally as required. At each annual meeting of stockholders, each director will be elected for a term expiring at our next annual meeting of stockholders and until their successors are duly elected and qualified.
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
Role of Board of Directors in Risk Oversight
Risk is inherent with every business, and we face a number of risks, including strategic, financial, business and operational, legal and compliance and reputational risks. We have designed and implemented processes to manage risk in our operations. Management is responsible for the day-to-day
management of risks the company faces, while one of the key functions of our board of directors is informed oversight of our risk management process. Our board of directors does not currently have or anticipate having a standing risk management committee, but instead administers this oversight function directly through our board of directors as a whole, as well as through various standing committees of our board of directors that address risks inherent in their respective areas of oversight. In particular, our board of directors is responsible for monitoring and assessing strategic risk exposure and our audit committee has the responsibility to consider and discuss our major financial risk exposures and the steps our management will take to monitor and control such exposures, including guidelines and policies to govern the process by which risk assessment and management is undertaken. Our audit committee also monitors compliance with legal and regulatory requirements. Our compensation committee assesses and monitors whether our compensation plans, policies and programs comply with applicable legal and regulatory requirements. Our nominating and corporate governance committee assesses risks relating to our corporate governance practices, the independence of the board and potential conflicts of interest.
Our board of directors believes its current leadership structure supports the risk oversight function of our board of directors.
Board Meetings and Committees
During our fiscal year ended December 31, 2021, our board of directors held eight meetings (including regularly scheduled and special meetings), and each director attended at least 75% of the aggregate of (i) the total number of meetings of our board of directors held during the period for which he or she has been a director and (ii) the total number of meetings held by all committees of our board of directors on which he or she served during the periods that he or she served.
We encourage, but do not require, our directors to attend our annual meeting of stockholders. All of our directors attended our 2021 annual meeting of stockholders.
Our board of directors has established an audit committee, a compensation committee, and a nominating and corporate governance committee. The composition and responsibilities of each of the committees of our board of directors is described below. Members will serve on these committees until their resignation or until otherwise determined by our board of directors.
Committees of Our Board of Directors
Our board of directors has established the following standing committees of the board: audit committee; compensation committee; and nominating and corporate governance committee. Copies of the charters for each committee are available on our website at
https://ir.quantumscape.com/governance/governance-documents
. The composition and responsibilities of each committee are described below.
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

•
reviewing and providing oversight of any related party transactions in accordance with our related party transaction policy and reviewing, monitoring compliance with legal and regulatory responsibilities, including our code of business conduct and ethics (the “Code of Conduct”); and

•
establishing procedures for the receipt, retention and treatment of complaints received by us regarding financial controls, accounting, auditing or other matters, including confidential, anonymous submissions by our employees of concerns regarding questionable accounting or auditing matters.

Our audit committee operates under a written charter that satisfies the applicable listing standards of the NYSE. A copy of the charter of our audit committee is available on our website at
https://ir.quantumscape.com/governance/governance-documents
. During 2021 our audit committee held 13 meetings.
Compensation Committee
The current members of our compensation committee are Messrs. Leohold and Buss. Mr. Leohold is the chairperson of our compensation committee. Our board of directors has determined that each member of our compensation committee meets the requirements for independence for compensation committee members under the rules and regulations of the SEC and the listing standards of the NYSE. Each member of the compensation committee is also an outside director, as defined pursuant to Rule
16b-3
promulgated under the Securities and Exchange Act of 1934 (as amended, the “Exchange Act”). Our compensation committee is responsible for, among other things:

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
Since the Business Combination, our compensation committee has been responsible for making all executive compensation determinations. Jagdeep Singh works closely with the compensation committee in managing the executive compensation program and attends most meetings of the compensation committee other than those meetings in which our Extraordinary Performance Award Program (the “EPA Program”) was discussed and deliberated on. He does not participate in the determination of his own compensation.
In 2021, our compensation committee retained Compensia, Inc. (“Compensia”) as our independent compensation consultant to advise the compensation committee with respect to director compensation.
Our compensation committee operates under a written charter that satisfies the applicable listing standards of the NYSE. A copy of the charter of our compensation committee is available on our website at
https://ir.quantumscape.com/governance/governance-documents
. During 2021 our compensation committee held 23 meetings.
Nominating and Corporate Governance Committee
The current members of our nominating and corporate governance committee are Messrs. Mirro and Wiese. We do not currently have a chairperson of our nominating and corporate governance committee following the retirement of John Doerr from our board of directors in February 2022. The nominating and corporate governance committee may designate a chairperson by a majority vote of the committee members, provided that our board of directors may replace any chairperson designated by the committee at any time. Our board of directors has determined that each member of our nominating and corporate governance committee meets the requirements for independence for nominating and corporate governance committee members under the listing standards of the NYSE. Our nominating and corporate governance committee is responsible for, among other things:

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

•
reviewing and monitoring compliance with our Code of Conduct, and reviewing possible, actual and potential conflicts of interest of our board members and officers other than related party transactions reviewed by our audit committee;

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

The composition and function of our nominating and corporate governance committee complies with all applicable requirements of The Sarbanes-Oxley Act of 2002 and all applicable SEC and the NYSE rules and regulations. We will comply with future requirements to the extent they become applicable. Our nominating and corporate governance committee operates under a written charter that satisfies the applicable listing standards of the NYSE. A copy of the charter of our nominating and corporate governance committee is available on our website at
https://ir.quantumscape.com/governance/governance-documents
. During 2021, our nominating and corporate governance committee held six meetings.

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
In addition to the process described above, our nominating and corporate governance committee also nominates two individuals designated by VGA as required under the VW Director Agreement. Messrs. Blome and Wiese are the two current VW Directors pursuant to the VW Director Agreement. If our nominating and corporate governance committee determines that an additional or replacement director is required, then the committee may take such measures as it considers appropriate in connection with its evaluation of a director candidate, including candidate interviews, inquiry of the person or persons making the recommendation or nomination, engagement of an outside search firm to gather additional information, or reliance on the knowledge of the members of the committee, board or management. In determining whether to recommend a director for reelection, our nominating and corporate governance committee also considers the director’s past attendance at meetings, participation in and contributions to the activities of the board and our business and other qualifications and characteristics set forth in the charter of our nominating and corporate governance committee.
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
Under our Bylaws, stockholders may also directly nominate persons for election to our board of directors at the annual meeting of stockholders. Any nomination must comply with the requirements set forth in (i) our Bylaws, as amended from time to time, (ii) our applicable SEC filings, including our proxy statements, (iii) and the rules and regulations of the SEC. All nominations should be sent in writing to our corporate secretary at the address above.
Corporate Governance Guidelines and Code of Business Conduct and Ethics for Employees, Executive Officers, and Directors
Our board of directors has adopted corporate governance guidelines. Our corporate governance guidelines address, among other items, the qualifications and responsibilities of our directors and director candidates, the structure and composition of our board of directors and corporate governance policies and standards applicable to us in general. In addition, our board of directors has adopted our Code of Conduct, applicable to all of our employees, executive officers and directors. The full text of our corporate governance guidelines and Code of Conduct are available on our website at
https://ir.quantumscape.com/governance/governance-documents
. The nominating and corporate governance committee of our board of directors is responsible for overseeing the Code of Conduct and must approve any waivers of the Code of Conduct for employees, executive officers and directors. Any amendments to the Code of Conduct, or any waivers of its requirements, will be disclosed on our website.
Delinquent Section 16(a) Reports
Under Section 16 of the Exchange Act, our directors, executive officers and any persons holding more than 10% of our common stock are required to report initial ownership of our common stock and any subsequent changes in ownership to the SEC. Specific due dates have been established by the SEC, and we are required to disclose any failure to file required ownership reports by these dates. Based solely upon a review of forms filed with the SEC and the written representations of such persons, we are aware of no late Section 16(a) filings other than Form 4 filings for one transaction by each of Messrs. Doerr, Lukens, Saluja, Jagdeep Singh and Mohit Singh, and two transactions by each of Messrs. Hettrich and McCarthy, due to administrative error.

Item 11. Executive Compensation.
Compensation Discussion and Analysis
This Compensation Discussion and Analysis provides an overview of our executive compensation philosophy, the material principles governing our executive compensation policies and decisions, and the material elements of compensation awarded to, earned by or paid to our named executive officers. In addition, we explain how and why the compensation committee determined the specific compensation elements that comprised the 2021 executive compensation program.
Our named executive officers for 2021 were:

•	Jagdeep Singh, our Chief Executive Officer (our “CEO”);

•	Kevin Hettrich, our Chief Financial Officer;

•	Dr. Tim Holme, our Chief Technology Officer;

•	Celina Mikolajczak, our Chief Manufacturing Officer; and

•	Dr. Mohit Singh, our Chief Development Officer.
The information in this Compensation Discussion and Analysis provides perspective and narrative analysis relating to, and should be read along with, the executive compensation tables that follow.
2021 Executive Compensation Highlights
For 2021, the compensation of our named executive officers was consistent with our compensation philosophy and objectives described below. Our named executive officers were eligible for base salary, annual cash incentive compensation, and equity incentives. In 2021, we increased the base salary and annual cash incentive compensation of our named executive officers in order to align target cash compensation with our compensation committee’s intention that cash compensation transition gradually over a two-year
period to fall generally near the 50
th
percentile of our compensation peer group. In 2020, our compensation committee elected to forego equity refresh grants for our named executive officers in light of the grants awarded in 2020 and awards being considered under the EPA Program that were eventually made in December 2021, as described below.
In 2021, we implemented the Extraordinary Performance Award Program (the “EPA Program”), a performance-based equity incentive program for our key employees and executives, including our named executive officers. We sought stockholder approval on our EPA Program at our 2021 stockholder meeting on December 15, 2021, which was subject to approval by a majority of the voting power of the shares present or represented by proxy at the meeting by holders of shares of our common stock that were not beneficially owned, directly or indirectly, by members of our management, including our named executive officers, eligible to receive awards under the EPA Program. Such approval was obtained, with approximately 96% of the votes cast by such disinterested shares voting in favor of the EPA Program. The EPA Program will provide exceptional rewards to participants if we create extraordinary value for our stockholders and achieve ambitious long-term financial and operational objectives leading to large scale deployment of the Company’s battery technology. Among other goals consistent with our compensation philosophy and objectives, the EPA Program is intended to encourage Mr. Singh’s continued leadership of the Company and our other key service providers’ continued contributions to the Company over the long-term by providing them with valuable equity incentives upon achievement of significant stockholder value growth and long-term significant operational and performance milestones. We believe that it is critical to keep each of Mr. Singh and our other selected key service providers incentivized to continue their efforts and, in the case of Mr. Singh, to lead the Company during this critical point in its history, and to ensure that Mr. Singh remains motivated to achieve his visionary goal of our technology enabling and accelerating mass market adoption of electric vehicles.

Compensation Philosophy and Objectives
The overall objective of our executive compensation program is to tie executive compensation to the performance of our Company, and to motivate our executives, including our named executive officers, to make a long-term commitment to our success. Our executive compensation program is designed with a mix of short-term and long-term components, cash and equity elements and fixed and contingent payments in proportions that we believe provide appropriate incentives to retain and motivate our named executive officers, and other senior executives and management team and help to achieve success in our business.
Our future success depends, in part, on our ability to continue to attract and retain highly skilled personnel. Our executive compensation program seeks to achieve this objective by ensuring that we can:

•	Reward talented executives, who possess proven experience, knowledge, skills, and leadership criteria;

•	Motivate our executives by giving them a stake in our growth and prosperity and encouraging their continued service; and

•	Align the interests of stockholders and named executive officers without creating an incentive for inappropriate risk-taking.
Based on this philosophy, we have designed our executive compensation program to encourage the achievement of strong overall financial results, particularly ambitious long-term financial and operational objectives.
Stockholder Advisory Vote on Executive Compensation
We have not been required to hold a
non-binding
stockholder advisory vote on the compensation of our named executive officers to date, but our board of directors and compensation committee will consider the results of such votes in the future.
Our compensation committee considered stockholder feedback on our EPA Program, which was approved by our stockholders in 2021, as described above under “—2021 Executive Compensation Highlights”.
Executive Compensation Policies and Practices
We endeavor to maintain compensation policies and practices that are consistent with sound governance standards. We believe it is important to provide competitive compensation packages and a high-quality work environment in order to hire, retain and motivate key personnel. Our compensation committee evaluates our executive compensation program on an ongoing basis to ensure that it is consistent with our short-term and long-term goals given the nature of the market in which we compete for key personnel. The following policies and practices were in effect during 2021:

•
Performance-Based Compensation
. In 2021 we adopted the EPA Program, and as a result the majority of our executive compensation program for 2021 is comprised of long-term performance-based compensation, and therefore “at risk,” dependent upon corporate performance, as well as equity-based to align the interests of our executives with our stockholders. The overall performance and contribution of our executives is also considered in determining each such individual’s compensation.

•
Independent Compensation Committee
. Our compensation committee is comprised solely of independent directors who have established effective means for communicating with each other and with our stockholders, and implementing their executive compensation ideas, as well as addressing their concerns.

•
Independent Compensation Consultant
. Our compensation committee engaged its own compensation consultant, Compensia, a national compensation consulting firm, to assist with its 2021 compensation review and analysis. Compensia performed no other consulting or other services for us.

•
Annual Executive Compensation Review
. Our compensation committee conducts an annual review and approval of our compensation strategy, including a review of our compensation peer group used for comparative purposes.

•
Minimal Perquisites and Special Benefits
. Our executives are eligible to participate in broad-based Company-sponsored retirement, health and welfare benefits programs on the same basis as our other full-time, salaried employees. At this time, we provide limited perquisites and other personal benefits to our executives and certain senior employees.

•
No “Golden Parachute” Tax Reimbursements
. We do not provide any tax reimbursement payments (including
“gross-ups”)
on any tax liability that our executives might owe as a result of the application of Sections 280G or 4999 of the Internal Revenue Code (the “Code”).

•
No Hedging and Pledging
. Our Insider Trading Policy prohibits our employees, including our executive officers and the members of our board of directors, from hedging any Company securities, from pledging any Company securities as collateral for any loan or as part of any other pledging transaction, or from holding any Company common stock in margin accounts.

•
No “Single-Trigger”
Change-in-Control
Arrangements
. Our named executive officers are not eligible for payments and benefits that are payable solely as a result of a change-in-control
in the Company. All
change-in-control
payments and benefits are based on a “double-trigger” arrangement (that is, they require both a change-in-control
of our Company plus an involuntary termination of employment before payments and benefits are paid).

•
Clawback
Arrangements.
The terms of the awards under the EPA Program provide for recovery of such awards under certain circumstances, including in the case of a recipient’s perpetration of common law fraud or a recipient’s misconduct that is materially injurious to the business reputation of, or is otherwise materially injurious to, any member of the company group. Additionally, our 2020 Equity Incentive Plan and Employee Incentive Compensation Plan permit us to implement compensation recoupment provisions.

Compensation-Setting Process
Role of Compensation Committee
Each year, our compensation committee conducts a review of our executive compensation program and related policies and practices. Our compensation committee assesses the prior year performance and establishes bonus metrics and related target levels for the current year and annual equity award grants for our executives, including our named executive officers. In addition, our compensation committee reviews and determines the base salary of our executives, including our named executive officers. In determining the compensation of the members of our executive team, including our named executive officers, for 2021, our compensation committee reviewed the compensation arrangements, including base salary, target bonus opportunities and annual equity awards, of our executives and considered an analysis of competitive market data prepared by Compensia, as well as our overall strategic business plan. Market data was used primarily as a reference point for measuring the competitive marketplace, and was one factor among others, used by our compensation committee in determining executive compensation. Other factors our compensation committee considers in making its executive compensation decisions include input from our CEO, Chief Legal Officer & Head of Corporate Development, and Head of Human Resources (except with respect to their own compensation), past individual performance and expected future contributions, the vesting status and value of outstanding equity awards, and internal pay equity based on the impact of business and performance.

Role of Management
In carrying out its responsibilities, our compensation committee works with members of our management, including our CEO, Chief Legal Officer & Head of Corporate Development, and Head of Human Resources. In 2021, these members of management assisted our compensation committee in developing our executive annual bonus plan based on metrics that contain attainable target levels that are achievable through the commitment and leadership of our executives. Our CEO provides recommendations on compensation matters for our employees in general and all of his direct reports, including our executives. Our CEO, Chief Legal Officer & Head of Corporate Development, and Head of Human Resources usually attend compensation committee meetings. No members of management participate in discussions or decisions regarding their own compensation and none of them are present when their own compensation is determined.
Role of Compensation Consultant
Compensia has been engaged by and serves as our compensation committee’s compensation consultant. Compensia reviews the compensation arrangements of our executives and generally assists our compensation committee in analyzing executive and employee compensation, and the compensation of the non-employee
members of our board of directors. Compensia provides support for our compensation committee by attending committee meetings, providing recommendations regarding the composition of our compensation peer group, analyzing competitive compensation data and formulating recommendations for executive and non-employee
director compensation. Our compensation committee also requests specific analyses to assist our compensation committee in the design and structure of our executive and non-employee
director compensation programs.
Our compensation committee has determined that the work of Compensia does not raise any “conflict of interest” in accordance with Item 407(e)(3)(iv) of Regulation
S-K
and the listing standards of the NYSE.
Competitive Positioning
In setting executive compensation, our compensation committee uses publicly-available data on the compensation policies and practices of comparable publicly-traded companies as a reference to understand the competitive market for executive talent. With respect to decisions regarding the 2021 compensation of our executives, including our named executive officers, our compensation committee reviewed an analysis prepared by Compensia of competitive market data derived from a group of technology sector companies with complex products and/or operations related to the electronic vehicle clean energy industries within a specific selection criteria, which included, but was not limited to, a
30-day
average market capitalizations of between approximately 0.25x to 4.0x of our
30-day
average market capitalization. As approved by our compensation committee on February 3, 2021), the following companies comprised our compensation peer group for 2021:

AMETEK	Lyft

Ballard Power Systems	Monolithic Power Systems

Cognex	Plug Power

Enphase Energy	Sunrun

First Solar	Teradyne

Keysight Technologies	Thor Industries

Lear	Trimble

Lumentum Holdings	Virgin Galactic Holdings
The companies that comprise the compensation peer group are our competitors in the labor and capital markets and have similar growth and performance potential.
This competitive market data derived from the compensation peer group (supplemented with relevant data from the Radford Global Technology Survey when the peer group data did not provide sufficient data points) was used as a reference in the course of our compensation committee’s review and evaluation of our executive compensation program and decisions regarding executive compensation in 2021. The competitive market data is useful to understand market practice and to provide a general context for its decisions. Our compensation committee determines the nature and the extent of the use of market data, which varies by executive. Actual compensation is based on individual performance, experience, responsibilities and other criteria selected by our compensation committee. While our compensation committee does not benchmark the compensation for our executives, including our named executive officers, using competitive market data, when making its executive compensation decisions our compensation committee generally intends that our executive compensation program gradually transition over a two-year
period to fall near the 50
th
percentile for target total cash compensation and the 60
th
percentile for equity compensation. The competitive market data was not used to benchmark the compensation for our executives, including our named executive officers.

Compensation Overview
Our executive compensation program for 2021 consisted of the following principal compensation elements:

•	Base salary;

•	Annual incentive compensation paid in the form of cash bonuses; and

•	Long-term incentive compensation in the form of performance option grants under our EPA Program.
We are committed to providing appropriate cash and equity incentives to compensate our named executive officers in a manner that our compensation committee determines is reasonable and appropriate to motivate and retain key talent.
Base Salary
Base salary is a customary, fixed element of compensation intended to attract and retain our executives, including our named executive officers, and compensate them for their day-to-day
efforts. Our compensation committee reviews base salary every year, as well as at the time of a promotion or other change in responsibilities, and considers each executive’s performance, prior base salary level, competitive market data, breadth of role, and the other factors described in the “Compensation Setting Process—Role of Compensation Committee” section above.
In January and February 2021, our compensation committee reviewed the base salary of our executives, including our named executive officers. Our compensation committee increased base salaries in 2021, effective January 1, 2021, in light of the competitive market for executive talent, and in line with its general intention that executive total target cash compensation gradually transition over a two-year
period to fall near the 50
th
percentile of the competitive market. At this time, the actual base salaries paid to our named executive officers during 2021 fall closer to the 25th percentile of the competitive market data in a number of cases and are set forth in the “2021 Summary Compensation Table” below.
The following table sets forth the 2021 annual base salary for each of our named executive officers.

Name	2021 Base Salary
Jagdeep Singh	$375,000
Kevin Hettrich	$375,000
Dr. Tim Holme	$375,000
Celina Mikolajczak(1)	$350,000	(1)
Dr. Mohit Singh	$375,000

(1)
Ms. Mikolajczak joined as Vice President of Manufacturing Engineering in July 2021 and her actual base salary for 2021 was pro-rated
for her actual period of employment. She was promoted to our Chief Manufacturing Officer in November 2021. Ms. Mikolajczak previously served as a member of our board of directors from April 2021 until resigning in May 2021 to accept her offer of employment.

Annual Incentive Compensation
Our compensation committee establishes annual incentive compensation opportunities under our bonus plan. Bonuses for 2021 under the bonus plan, or 2021 Bonus Plan, were designed to motivate and reward our executives, including our named executive officers, to perform to the best of their abilities and to achieve our corporate financial, operational, and strategic objectives.

Target Annual Incentive Opportunities
Prior to 2021, our executives did not have formal target annual incentive opportunities. In February 2021, our compensation committee established target annual incentive opportunities for each of our executives, including each of our named executive officers, taking into consideration each executive’s total target annual incentive compensation opportunity, and consistent with its general intention that our executives’ total target cash compensation gradually transition over a two-year
period to fall generally near the 50
th
percentile of the competitive market data, the breadth of his or her responsibilities and the other factors described in the “Compensation Setting Process—Role of Compensation Committee” section above. The target annual incentive opportunities for our executives, including our named executive officers, for 2021 was 33.33% of each of their respective eligible earnings for 2021.
The target annual incentive opportunities of our named executive officers for 2021 were:

Name	2021 Target Annual Incentive Opportunity
Jagdeep Singh	$125,000
Kevin Hettrich	$125,000
Dr. Tim Holme	$125,000
Celina Mikolajczak	$117,000
Dr. Mohit Singh	$125,000
2021 Bonus Plan Design and Achievement
For purposes of the 2021 Bonus Plan, there were four quarterly performance periods, ending on March 31, June 30, September 30, and December 31, each with accompanying quarterly goals established by our compensation committee for each of the following functional areas: (i) product and process development, (ii) production planning and purchasing, (iii) customer, and (iv) finance.
The target annual incentive opportunities for our executives, including our named executive officers, for 2021 was 33.33% of each of their respective base salary, distributed evenly over the four quarters of the year. For the allocated bonus for a quarter to have been earned at 100%, all goals for the applicable that quarter must have been achieved within such quarter. If the applicable goals were not achieved in such quarter but achieved in the immediately following quarter, 50% of the bonus amount for that quarter would be earned. If the applicable goals were not achieved within such quarter or the immediately following quarter, then 0% of the bonus amount for that quarter would be earned.
We achieved our first, second and fourth quarter goals in the applicable quarter. We did not achieve certain third quarter goals, but achieved all such third quarter goals in the immediately following quarter. As a result of our 2021 results, our compensation committee approved funding our 2021 Bonus Plan at approximately 87.5% of the target fiscal 2021 bonus for each participant. Bonuses were paid in a lump sum in the first quarter of 2022. The aggregate dollar values of the bonuses earned by our named executive officers in 2021 under the 2021 Bonus Plan are listed in the
“Non-equity
Incentive Plan Compensation” column of the “2021 Summary Compensation Table” above.
Equity Compensation
Extraordinary Performance Award Program
In 2021, our compensation committee designed, in consultation with Compensia, and our board and shareholders approved, the EPA Program. Our compensation committee developed the EPA Program because it recognized that achieving our mission requires that our leadership and key contributors remain dedicated to the Company throughout the decade and that the organization be inspired to “think big” about achieving large scale deployment of the technology as rapidly as possible.

The EPA Program provides stock option grants to our executives, including our named executive officers, and other key selected service providers, that vest over five equal tranches, each covering 20% of the shares subject to the grants. Each of the five tranches vest only if the Company first achieves a new business milestone from one of 11 identified business milestones, and then achieves the next applicable stock price target ($60, $120, $180, $240 and $300), within 10 years of the initial grants. Relative to the closing stock price of $24.91 for our Class A Common Stock on October 21, 2021 (the date that our board of directors approved the final EPA Program), these prices represent price increases of 141%, 382%, 623%, 863%, and 1,104%, respectively.

Tranche	Business Milestone Requirement	Stock Price Target
1	Achievement of 1 business milestone	$60
2	Achievement of 2 business milestones (inclusive of the business milestone applicable to Tranche 1)	$120
3	Achievement of 3 business milestones (inclusive of the business milestones applicable to Tranche 2)	$180
4	Achievement of 4 business milestones (inclusive of the business milestones applicable to Tranche 3)	$240
5	Achievement of 5 business milestones (inclusive of the business milestones applicable to Tranche 4)	$300
The EPA Program design ensures that actual business accomplishments are driving sustained stock price performance, rather than market conditions or short-term stock exuberance. Generally, the stock price for the purposes of assessing the stock price target will be the
120-day
trailing average closing price (based on trading days), but a stock price target will not be achieved unless the trailing average closing price of the last 30 trading days of such
120-trading
day period also meets or exceeds the applicable stock price target. For a stock price target for any given tranche to be achieved, the last day of the
120-day
measurement period must occur on or after the date that the requisite number of business milestones have been achieved for such tranche. Furthermore, in order to vest in any tranche, the participant generally must continue to provide service through the date of vesting in the same position, or a similar or higher role, as when the options under the EPA Program are granted.
The 11 business milestones are as follows:
Business Milestones
 (1)

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

(1)
To permit flexibility in how the business develops, the production and market share targets include cells manufactured by the Company and its subsidiaries, joint ventures and licensees, and by cell makers who incorporate separators manufactured by or under license from the Company.

As part of the EPA Program design process, our compensation committee and board of directors sought to balance a variety of important objectives, including:

•	Aligning our key service providers’ interests with those of the Company and our other stockholders;

•	Motivating our key service providers to deliver sustainable and significant stockholder value through the achievement of ambitious performance milestones;

•	Ensuring that the EPA Program is linked to performance and will not vest (and therefore not be of any value to recipient) unless all of our stockholders benefit from significant value creation; and

•	Incentivizing our CEO and our other key service providers to continue to contribute to the Company over the long-term.
The compensation committee recognized, and the board of directors agreed, that to retain the world-class team that the Company had assembled, it must continue to provide attractive near-term compensation and equity grants. However, to provide additional focus on the company’s long-term stockholder and business objectives, it believes the addition of the EPA Program is in the best interest of the stockholders. With those objectives in mind, the EPA Program was designed as a program for extraordinary performance that only pays out for each tranche if there has been achievement of both significant operational goals and significant value created for stockholders.
Our compensation committee approved the EPA Program because it represents pay-for-performance,
requires a long-term commitment by the CEO and other selected key service providers, aligns the compensation of our CEO and other selected key service providers with value creation for all stakeholders, including employees, customers and stockholders, and provides substantial challenges required to motivate high-ranking executives to produce maximum growth.
Among other factors supporting the adoption of the EPA Program is that we believe that having the continuing active and engaged services of Jagdeep Singh and our other selected key service providers as required to vest in options under the EPA Program is important to our continued growth and long-term interests. While we recognize that the Company has many valuable employees who have been a critical part of our success, we believe that Mr. Singh’s leadership as our founder and in guiding the Company through a number of recent financial and operational accomplishments, and our selected key service providers’ contributions to those accomplishments, have been instrumental in our development.
In light of these significant developments for the Company under Mr. Singh’s leadership, with the contributions of our other key service providers, and considering the potential for our continued growth, we believe that it is critical to keep each of Mr. Singh and our other selected key service providers incentivized to continue his or her efforts and, in the case of Mr. Singh, to lead the Company during this critical point in its history, and to ensure that Mr. Singh remains motivated to achieve his visionary goal of our technology enabling and accelerating mass market adoption of electric vehicles.
Participants in our EPA Program will be potentially eligible to receive additional equity awards consistent with standard practice, but we currently expect that any such awards would cover fewer number of shares than our ordinary course refresh grants.
The current expectation of the compensation committee and the board of directors is that Mr. Singh will not receive additional annual equity awards for at least seven years, but the compensation committee and the board of directors have the flexibility to approve additional equity awards if circumstances warranted.
The table below lists the option awards under the EPA Program that our named executive officers received in 2021:

Name	Options Awarded under EPA Program
Jagdeep Singh	8,399,133
Kevin Hettrich	419,956
Dr. Tim Holme	839,913
Celina Mikolajczak	839,913
Dr. Mohit Singh	839,913
The grant date fair values of the options granted to our named executive officers under the EPA are listed in the “Option Awards” column of the 2021 Summary Compensation Table and in the 2021 Grants of Plan-Based Awards Table below.
New Hire and Refresh Equity Awards
We use equity awards to incentivize and reward our executives (including our named executive officers) for long-term corporate performance based on the value of our Class A common stock and, thereby, to align the interests of our executives with those of our stockholders. We grant stock options covering shares of our common stock and full value awards for shares of our common stock, or awards without a purchase price, such as restricted stock unit (“RSU”) awards.
New hire equity awards for our executives are established through arm’s-length
negotiations at the time the individual executive is hired. In making these awards, we consider, among other things, the prospective role and responsibility of the individual executive, competitive factors, the expectations concerning the size of the equity award, the cash compensation to be received by the executive, and the need to create a meaningful opportunity for reward predicated on the creation of long-term stockholder value.
In addition, we may grant equity awards to our executives when our compensation committee determines that such awards are necessary or appropriate to recognize corporate and individual performance, in recognition of a promotion, or to achieve our retention objectives. We currently plan to use RSU awards to deliver long-term incentive compensation opportunities to our executives. Consistent with our compensation objectives, we believe this approach helps to ensure that the interests of the members of executive team are aligned with those of our stockholders and that we are able to attract and reward our top talent.
However, in 2021, our compensation committee elected to forego equity refresh grants for our named executive officers in light of the grants awarded in 2020 and awards being considered under the EPA Program that were eventually made in December 2021. As discussed above, the current expectation of the compensation committee and the board of directors is that Mr. Singh will not receive additional annual equity awards for at least seven years.
The compensation committee does not benchmark equity compensation at any particular level versus the competitive market data, although it intends to maintain an equity program that gradually transitions over a two-year
period to fall generally near the 60
th
percentile as a reference point during the course of its deliberations. RSU awards serve as a retention tool as they vest based on continued service over time.
The grant date fair values of the equity awards granted to our named executive officers are listed in the “Stock Awards” column of the 2021 Summary Compensation Table and in the 2021 Grants of Plan-Based Awards Table below.
Welfare and Other Employee Benefits
We provide benefits to our executives, including our named executive officers, on the same basis as provided to all of our employees, including health, dental and vision insurance; life insurance; accidental death and dismemberment insurance; critical illness insurance;
short-and
long-term disability insurance; a health savings account; a wellness incentive; and a tax-qualified
Section 401(k) plan for which no match by us is provided.
We provide a
tax-qualified
Section 401(k) plan for all employees, including the named executive officers. We do not provide a match for participants’ elective contributions to the 401(k) plan, nor do we provide to employees, including our named executive officers, any other retirement benefits, including but not limited to tax-qualified
defined benefit plans, supplemental executive retirement plans, nonqualified deferred compensation plans, and nonqualified defined contribution plans.

Perquisites
Our executives, including our named executive officers, are eligible to participate in the same benefit and perquisite programs as our other employees, except that our named executive officers and certain other senior employees are eligible for a financial consulting and planning service sponsored by the Company.
Mr. Singh and Dr. Holme were required to file under the Hart-Scott Rodino Antitrust Improvements Act of 1976, or the HSR Act, in connection with the sale of shares to satisfy the tax obligations related to the vesting of their RSUs. In 2021, we paid for the costs of these filings, $125,000 for each of Mr. Singh and Dr. Holme, and provided each with an additional payment of $127,235 and $127,259, respectively, such that the transaction was tax neutral to each, as set forth in the “All Other Compensation” column of the 2021 Summary Compensation Table.
Executive Letter Agreements
Each of our named executive officers other than Jagdeep Singh have entered into employee agreements with us. Details of these current agreements are summarized below.
Agreement with Kevin Hettrich
On October 14, 2011, Kevin Hettrich entered into an offer letter with no specific term that provides that Mr. Hettrich is an at-will
employee. The offer letter contains customary confidentiality, non-solicitation
and intellectual property assignment provisions.
Agreement with Timothy Holme
On January 11, 2011, Timothy Holme entered into an offer letter with no specific term that provides that Mr. Holme is an at-will
employee. The offer letter contains customary confidentiality, non-solicitation
and intellectual property assignment provisions.
Agreement with Celina Mikolajczak
On May 20, 2021, Celina Mikolajczak entered into an offer letter with no specific term that provides that Ms. Mikolajczak is an at-will
employee. The offer letter contains customary confidentiality, non-solicitation
and intellectual property assignment provisions.
Pursuant to her offer letter, Ms. Mikolajczak was eligible to receive an award of RSUs with an intended value of $2,000,000. 25% of the RSUs are scheduled to vest on our first quarterly vesting date following the one (1) year anniversary of the date vesting begins, and 6.25% of the RSUs are scheduled to vest each quarter thereafter, subject to Ms. Mikolajczak’s continuous service through each such date.
Agreement with Mohit Singh
On April 3, 2013, Mohit Singh entered into an offer letter with no specific term that provides that Mr. Singh is an at-will
employee. The offer letter contains customary confidentiality, non-solicitation
and intellectual property assignment provisions.

Severance Arrangements
Change in Control and Severance Agreements
Prior to 2021, we did not have a formal plan with respect to severance benefits payable to our executives and other key employees. In late 2020, our compensation committee determined it was appropriate to design a program that provides for certain payments and benefits in the event of a qualifying termination of employment, including a termination of employment in connection with a change in control of the Company. Our compensation committee believes that such a program enables selected employees, including our named executive officers, to maintain their focus and dedication to their responsibilities to help maximize stockholder value by minimizing distractions due to the possibility of an involuntary termination of employment or a termination of employment in connection with a potential change in control of the Company. We also believe that these arrangements further our interest in encouraging retention among our named executive officers.
In late 2020, our compensation committee began to design, in consultation with Compensia, and in March 2021 our board approved, a change in control and severance program. We have entered into change in control and severance agreements, or CIC Agreement, with each of our executive officers, including our named executive officers.
The CIC Agreements require us to make specific payments and benefits in connection with the termination of an executive officer’s employment under certain circumstances. These change in control agreements superseded any other agreement or arrangement relating to severance benefits with these executive officers or any terms of their option agreements related to vesting acceleration or other similar severance-related terms.
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
EPA Program
There is no automatic vesting of any part of award under the EPA Program upon a change in control of the Company. This treatment supersedes any conflicting treatment pursuant to any other agreement between the Company and a participant.
In a change in control situation, the business milestone requirement will not be applicable and our stock price for the purposes of the stock price targets will be the price per share paid in such change in control. In the event that our stock price by this measure falls between two stock price targets, linear interpolation between the two applicable stock price targets will be used to determine an additional portion of the awards under our EPA Program that will become vested. Any portion of an EPA that is not vested upon a change in control will terminate. Our compensation committee believes that this treatment enables EPA Program Participants, including our named executive officers, to maintain their focus and dedication to their responsibilities to help maximize stockholder value by minimizing distractions due to the possibility of a potential change in control of the Company.
Other Compensation Policies
Compensation Recovery Policy
Currently, we have not implemented an overall policy regarding retroactive adjustments to any cash or equity-based incentive compensation paid to our named executive officers and other employees where the payments were predicated upon the achievement of financial results that were subsequently the subject of a financial restatement.
With respect to options granted under the EPA Program, we are entitled to recover the option and any compensation previously paid to or profits realized by a participant with respect to the participant’s option, in the event that we determine that there was (i) any willful, material violation by the participant of any law or regulation applicable to the business of any company group member, (ii) the participant’s conviction for, or plea of guilty or no contest to, a felony or a crime involving moral turpitude, (iii) any willful perpetration by the participant of a common law fraud or (iv) any other misconduct by the participant which is materially injurious to the business reputation of, or is otherwise materially injurious to, any company group member.

Additionally, our 2020 Equity Incentive Plan and Employee Incentive Compensation Plan permit us to implement compensation recoupment provisions.
We intend to adopt a general compensation recovery, or clawback, policy covering our annual and long-term incentive award plans and arrangements once the SEC adopts final rules implementing the requirement of Section 954 of the Dodd-Frank Wall Street Reform and Consumer Protection Act.
Derivatives Trading, Hedging and Pledging Policy
Pursuant to our insider trading policy, our employees, including the members of our executive team and the members of our board of directors, are prohibited from engaging in transactions involving derivative securities or otherwise that would hedge the risk of ownership of our equity securities and from pledging our equity securities as collateral for any loan or as part of any other pledging transaction, or holding our common stock in margin accounts.
Tax and Accounting Considerations
Tax Considerations
We have not provided any of our named executive officers with a gross-up
or other reimbursement for tax amounts the individual might pay pursuant to Code Sections 280G, 4999 or 409A. Code Sections 280G and 4999 provide that named executive officers, directors who hold significant stockholder interests and certain other service providers could be subject to significant additional taxes if they receive payments or benefits in connection with a change in control of our Company that exceeds certain limits, and that we or our successor could lose a deduction on the amounts subject to the additional tax. Code Section 409A also imposes significant taxes on the individual in the event that an executive officer, director or other service provider receives “deferred compensation” that does not meet the requirements of Code Section 409A.
Under Code Section 162(m), we are subject to limits on the deductibility of executive compensation. Deductible compensation is limited to $1 million per year for our CEO and certain of our current and former highly compensated executive officers that are “covered employees” under Code Section 162(m) (collectively “covered employees”). While we cannot predict how the deductibility limit may impact our compensation program in future years, we intend to maintain an approach to executive compensation that strongly links pay to performance. We have not adopted a formal policy regarding tax deductibility of compensation paid to our named executive officers. The compensation committee may consider tax deductibility under Code Section 162(m) as a factor in its compensation decisions, and retains the flexibility to provide compensation for the executive officers in a manner consistent with the goals of the Company’s executive compensation program and the best interests of the Company and its stockholders, which may include providing for compensation that is not deductible by the Company due to the deduction limit under Section 162(m).
Accounting Considerations
We take financial reporting implications into consideration in designing compensation plans and arrangements for the members of our executive team, other employees and the non-employee
members of our board of directors. These accounting considerations include Financial Accounting Standards Board Accounting Standards Codification Topic 718 (“ASC Topic 718”), the standard which governs the accounting treatment of stock-based compensation awards.
Compensation-Related Risk
Our board of directors is responsible for the oversight of our risk profile, including compensation-related risks. Our compensation committee monitors our compensation policies and practices as applied to our employees to ensure that these policies and practices do not encourage excessive and unnecessary risk-taking. In cooperation with management, our compensation committee reviewed our 2021 compensation programs. Our compensation committee believes the mix and design of the elements of such programs do not encourage our employees to assume excessive risks and accordingly are not reasonably likely to have a material adverse effect on our Company. We have designed our compensation programs to be balanced so that our employees are focused on both short-term and long-term financial and operational performance. In particular, the weighting towards long-term incentive compensation discourages short-term risk taking. Goals are appropriately set with targets that encourage growth in the business.

Report of the Compensation Committee
The following report of the compensation committee shall not be deemed to be “soliciting material” and should not be deemed “filed” and shall not be deemed to be incorporated by reference in future filings with the SEC, except to the extent that the Company specifically incorporates it by reference into a document filed under the Securities Act or the Exchange Act.
Our compensation committee has reviewed and discussed with management the Compensation Discussion and Analysis provided above. Based on its review and discussions, our compensation committee recommended to our board of directors that the Compensation Discussion and Analysis be included in this Amendment.
Respectfully submitted by the members of the compensation committee of the board of directors:
Prof. Dr. Jürgen Leohold (Chair)
Brad Buss
JB Straubel*

*
Mr. Straubel was a member, and participated in the deliberations, of our compensation committee through 2021 and until February 16, 2022, but did not participate in the review and discussion with management of the Compensation Discussion and Analysis provided above.

2021 Summary Compensation Table
The following table sets forth information regarding the compensation reportable for our named executive officers for the years ended December 31, 2021, December 31, 2020 and December 31, 2019.

Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($) (1)		Option Awards ($) (2)	Non-equity Incentive Plan Compensation ($) (3)	All Other Compensation ($)		Total ($)
Jagdeep Singh	2021	373,462	—	—		68,368,938	107,650	252,235	(4)	69,102,285
President, Chief Executive Officer and Director	2020	277,116	—	16,719,999		—	—	55,000	(5)	17,052,115
	2019	275,334	—	—		—	—	—		275,334
Kevin Hettrich	2021	373,506	—	—		3,418,434	107,596	21,120	(6)	3,920,656
Chief Financial Officer	2020	310,096	—	3,344,000		—	—	63,000	(5)	3,717,096
	2019	287,783	—	601,167		—	—	—		888,950
Celina Mikolajczak	2021	154,808	—	2,129,546	(8)	6,836,887	39,259	8,444	(9)	9,160,500
Chief Manufacturing Officer (7)	2020	—	—	—		—	—	—		—
	2019	—	—	—		—	—	—		—

Dr. Tim Holme,	2021	373,716	—	—		6,836,887	107,734	252,259	(4)	7,570,596
Chief Technology Officer	2020	285,683	—	1,672,000		—	—	58,300	(5)	2,015,983
	2019	275,131	—	—		—	—	—		275,131
Dr. Mohit Singh,	2021	382,096	—	—		6,836,887	109,326	—		7,328,309
Chief Development Officer	2020	361,779	—	1,672,000		—	—	73,500	(5)	2,107,279
	2019	350,136	—	—		905,627	—	—		1,255,763

(1)
The amounts in this column represent the aggregate grant-date fair value of awards granted to each named executive officer, computed in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 718. See Notes 2 and 10 to the audited consolidated financial statements in the Original Filing for a discussion of the assumptions made by us in determining the grant-date fair value of our equity awards.

(2)
The amounts shown represent the aggregate grant date fair value of the option awards granted to each named executive officer computed in accordance with FASB ASC Topic 718. For 2021, the amounts reported relate to options under the EPA Program payable upon the five tranches described in the section titled “Equity Compensation—Extraordinary Performance Award Program” and are based upon the tranches currently probable to vest as of the grant date. These amounts do not correspond to the actual value that will be recognized by our named executive officers. The assumptions used in the valuation of these awards are consistent with the valuation methodologies specified in Notes 2 and 10 to the audited consolidated financial statements in the Original Filing. The grant date fair value of the options assuming achievement of the maximum level of performance (achievement of all five tranches) are, for Mr. Singh, $172,854,157; for Mr. Hettrich, $8,642,695; for Ms. Mikolajczak, $17,285,409; for Mr. Holme, $17,285,409; and for Dr. Singh, $17,285,409.

(3)
These amounts reflect payments to these named executive officers pursuant to our 2021 Bonus Plan as described above in the section entitled “Compensation Discussion and Analysis—2021 Bonus Plan Design and Achievement.

(4)
These amounts reflect HSR Act related payments made on behalf of Mr. Singh and Dr. Holme (and related tax gross ups) as described above in the section titled “Compensation Discussion and Analysis—Perquisites”. The amounts shown are $125,000 for each of Mr. Singh and Dr. Holme, and an additional payment of $127,235 and $127,259, respectively.

(5)
These amounts reflect payments made in order to secure such named executive officer’s execution of an employee lock-up
agreement in connection with the Company’s entry into the Business Combination Agreement.

(6)	This amount reflects the fair value of certain financial planning fringe benefit payment services provided to Mr. Hettrich.
(7)
Ms. Mikolajczak joined as our Vice President of Manufacturing Engineering in July 2021 and was promoted to Chief Manufacturing Officer in November 2021. Ms. Mikolajczak previously served as a member of our board of directors from April 2021 until resigning in May 2021 to accept her offer of employment.

(8)
Amount includes an award of restricted stock units granted on April 13, 2021, with a grant-date fair value of $261,697. Upon Ms. Mikolajczak’s resignation from our board of directors, this award was automatically terminated and forfeited in full as no shares underlying this award had vested as of her resignation date.

(9)	Amount represents outside director fees paid to Ms. Mikolajczak for her service as an outside director prior to her resignation.

Grants of Plan-Based Awards in Fiscal Year 2021 Table
The following table presents information concerning each grant of a plan-based award made to a named executive officer in fiscal year 2021 under any plan.

Name	Grant Date				Estimated Future Payments Under Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stock or Units(2) (#)	All Other Option Awards: Number of Securities Subject to Options (#)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards (3) ($)
			Compensation Committee Approval Date		Threshold (#)	Target (#)	Maximum (#)
Jagdeep Singh	12/16/2021	(1)	10/08/2021	(1)	—	—	—	—	8,399,133	23.04	172,854,157
Kevin Hettrich	12/16/2021	(1)	10/08/2021	(1)	—	—	—	—	419,956	23.04	8,642,695
Celina Mikolajczak	08/05/2021		08/05/2021		—	—	—	85,251	—	21.91	1,867,849
	12/16/2021	(1)	10/08/2021	(1)	—	—	—	—	839,913	23.04	17,285,409
Dr. Timothy Holme	12/16/2021	(1)	10/08/2021	(1)	—	—	—	—	839,913	23.04	17,285,409
Dr. Mohit Singh	12/16/2021	(1)	10/08/2021	(1)	—	—	—	—	839,913	23.04	17,285,409

(1)
These relate to the number of shares underlying the EPA Program stock option awards payable upon the achievement of the five tranches described in the section titled “—Equity Compensation—Extraordinary Performance Award Program” and based on the aggregate grant-date fair value of the awards computed in accordance with the FASB ASC Topic 718. Each of the five tranches vest only if we first achieve one of eleven specified business milestones, and then achieve the next applicable stock price target (i.e., $60, $120, $180, $240 and $300), within 10 years of the initial grants. In order to vest in any tranche, the participant generally must continue to provide service through the date of vesting in the same position, or a similar or higher role, as when the options under the EPA Program are granted. The EPA Program was designed to incentivize the achievement of ambitious long-term financial and operational objectives leading to large scale deployment of our battery technology, some of which would take many years, if at all, to be achieved. If any options have not vested by the end of the term of the option award, they will be forfeited and its recipients will not realize the value of such options. As of the date of this filing, none of the business milestones or stock price targets have been achieved, and consequently, no shares have vested under the EPA Program. Following vesting, the actual receipt of any shares by award recipients will further be subject to their payment of the exercise price of $23.04 per share. After our compensation committee approved the EPA Program awards on October 8, 2021, they were granted on December 16, 2021 following stockholder approval. Each named executive officer on this table received one EPA Program award grant in fiscal year 2021. See “—Equity Compensation—Extraordinary Performance Award Program” and “—Executive Compensation—Potential Payments upon Termination or Change in Control” for a further description of certain terms relating to these awards.

(2)
Reflects awards of RSUs granted under the 2020 Equity Incentive Plan to Ms. Mikolajczak. 25% of the RSUs are scheduled to vest on our first quarterly vesting date following the one-year
anniversary of August 15, 2021, and 6.25% of the RSUs are scheduled to vest each quarter thereafter, subject to Ms. Mikolajczak’s continuous service through each such date. See “—Executive Compensation—Potential Payments upon Termination or Change in Control” for a further description of certain terms relating to these awards.

(3)
The amounts in this column represent the aggregate grant-date fair value of the award computed in accordance with the FASB ASC Topic 718. See Notes 2 and 10 to the audited consolidated financial statements in the Original Filing for a discussion of the assumptions made by us in determining the grant-date fair value of our equity awards.

(4)
Represents an award of restricted stock units granted on April 13, 2021. Upon Ms. Mikolajczak’s resignation from our board of directors, this award was automatically terminated and forfeited in full as no shares underlying this award had vested as of her resignation date.

Outstanding Equity Awards at 2021 Year End Table
The following table presents information regarding outstanding equity awards held by our named executive officers as of December 31, 2021.

	Option Awards					Stock Awards
Name	Grant Date	Number of Securities Underlying Unexercised Options Exercisable (#)(1)(2)	Number of Securities Underlying Unexercised Options Unexercisable (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)(3)
Jagdeep Singh(4)(6)	04/08/2013	2,010,874	—	0.64	04/08/2023	—	—
Jagdeep Singh(5)(6)	08/19/2016	2,499,520	—	1.31	08/19/2026	—	—
Jagdeep Singh(6)(7)	03/15/2017	6,498,753	—	1.33	03/15/2027	—	—
Jagdeep Singh(6)(8)	08/07/2020	—	—	—	—	2,764,950	61,354,241
Jagdeep Singh(9)	12/16/2021	—	8,399,133	23.04	12/16/2031	—	—
Kevin Hettrich(6)(10)	05/03/2016	265,680	—	1.31	05/03/2026	—	—
Kevin Hettrich(6)(7)	03/15/2017	467,551	—	1.33	03/15/2027	—	—
Kevin Hettrich(6)(11)	06/05/2019	251,360	150,814	2.38	06/05/2029	—	—
Kevin Hettrich(6)(12)	08/07/2020	—	—	—	—	469,206	10,411,681
Kevin Hettrich(9)	12/16/2021	—	419,956	23.04	12/16/2031	—	—
Celina Mikolajczak(9)	12/16/2021	—	839,913	23.04	12/16/2031	—	—
Celina Mikolajczak(9)(13)	08/05/2021	—	—	—	—	85,251	1,891,720
Dr. Timothy Holme(4)(6)	04/08/2013	333,804	—	0.64	04/08/2023	—	—
Dr. Timothy Holme(14)	02/27/2015	333,804	—	1.05	02/27/2025	—	—
Dr. Timothy Holme(6)(7)	03/15/2017	667,610	—	1.33	03/15/2027	—	—
Dr. Timothy Holme(6)(12)	08/07/2020	—	—	—	—	234,599	5,205,752
Dr. Timothy Holme(9)	12/16/2021	—	839,913	23.04	12/16/2031	—	—
Dr. Mohit Singh(6)(15)	06/17/2015	709,926	—	1.05	06/17/2025	—	—
Dr. Mohit Singh(6)(7)	03/15/2017	1,335,220	—	1.33	03/15/2027	—	—
Dr. Mohit Singh(6)(11)	06/05/2019	377,040	226,222	2.38	06/05/2029	—	—
Dr. Mohit Singh(6)(12)	08/07/2020	—	—	—	—	234,599	5,205,752
Dr. Mohit Singh(9)	12/16/2021	—	839,913	23.04	12/16/2031	—	—

(1)	All stock options that were granted prior to 2021 were granted pursuant to the 2010 Equity Incentive Plan.
(2)	All stock options granted in 2021 were EPA Program awards and granted pursuant to the 2020 Equity Incentive Plan.
(3)
The market value of unvested shares is calculated by multiplying the number of unvested shares held by the applicable named executive officer by the closing market price of our Class A Common Stock on the NYSE on December 31, 2021, which was $22.19 per share.

(4)	3/4th of these option shares vested on February 13, 2016, and the remainder were vested by February 13, 2017.
(5)	These option shares vested by December 10, 2018.
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

(8)	1/8th of the RSUs vested on February 15, 2021 and 1/16th vest quarterly thereafter, subject to the holder’s continued service through each vesting date.
(9)	This EPA Program award vests based on attainment of certain performance conditions described in “Compensation Discussion and Analysis - Extraordinary Performance Award Program.”
(10)	These option shares vested on April 27, 2019.
(11)
These option shares vested as to 1/48th of the total shares subject to the option on July 5, 2019, and the remainder vested and will vest on each monthly anniversary thereafter, subject to the optionee’s continued service through each vesting date.

(12)	1/6th of the RSUs vested on February 15, 2021 and 1/12th vest quarterly thereafter, subject to the holder’s continued service as of each vesting date.
(13)	1/4th of the RSUs will vest on August 15, 2022 and 1/16th vest quarterly thereafter, subject to the holder’s continued service through each vesting date.
(14)	These option shares vested on February 27, 2018.
(12)	1/4th of these option shares vested on June 17, 2016, and the remainder were vested by June 17, 2019.

Option Exercises and Stock Vested During Fiscal Year 2021
The following table presents information concerning the aggregate number of shares of our Class A Common Stock for which stock options were exercised and which were acquired upon the vesting of RSU awards during fiscal year 2021 by each of our named executive officers.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercises (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
Jagdeep Singh	—	—	1,256,800	47,896,648
Kevin Hettrich	—	—	335,144	13,478,733
Celina Mikolajczak	—	—	—	—
Dr. Timothy Holme	—	—	167,576	6,386,401
Dr. Mohit Singh	1,642,794	42,333,207	167,576	6,739,660
Other Compensation
Benefits and Perquisites
We provide benefits to our named executive officers on the same basis as provided to all of our employees, including health, dental and vision insurance; life insurance; accidental death and dismemberment insurance; critical illness insurance; short-and long-term disability
insurance; a health savings account; a wellness incentive;
and a tax-qualified Section 401(k) plan
for which no match by us is provided. We provide certain limited perquisites and other personal benefits to our named executive officers and certain senior employees, as described above in the section titled “Perquisites.”
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
In March 2021, our board of directors approved, and we entered into change in control and severance agreements (each, a “CIC Agreement”) with each of our named executive officers, which require us to make specific payments and benefits in connection with the termination of such named executive officers’ employment under certain circumstances. These CIC Agreements superseded any other agreement or arrangement relating to severance payments and benefits with these named executive officers or any terms of their option agreements related to vesting acceleration or other similar severance-related terms.
The CIC Agreements will remain in effect for an initial term of three years. At the end of the initial term, each CIC Agreement will automatically renew for an additional one-year period
unless either party provides notice of nonrenewal within 90 days prior to the date of the automatic renewal. The CIC Agreements also acknowledge that each of these named executive officers is an at-will employee,
whose employment can be terminated at any time. In order to receive the severance payments and benefits described below, each of these named executive officers is obligated to execute a release of claims against us.
In the event of a termination of employment without “cause” (as defined in the CIC Agreement) outside of the “change in control period” (as generally defined below), such named executive officer will receive the following:

•	continued base salary for 6 months, or 12 months for our CEO;

•	up to 50% of each named executive officer’s potential bonus, in the discretion of our compensation committee;

•	paid COBRA benefits for up to 6 months, or 12 months for our CEO; and

•	no acceleration of equity awards.

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
Outside Director Compensation
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
Initial Awards
Each person who first becomes an outside director following the effective date of the Director Compensation Policy will automatically receive an initial award of RSUs (the “Initial Award”). The Initial Award will cover a number of shares of our Class A Common Stock equal to $320,000 divided by the twenty (20) trading day volume weighted average stock price for the twenty (20) trading days prior to the applicable grant date. The Initial Award will vest in equal monthly installments as to 1/12 th
 quarterly over three years on our quarterly vesting dates, which are February 15, May 15, August 15 and November 15, beginning with the first quarterly vesting date to occur more than 3 months after such individual first becomes an outside director, subject to the outside director continuing to be a service provider through the applicable vesting date. If the person was a member of our board of directors and also an employee, becoming an outside director due to termination of employment will not entitle them to an Initial Award.
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

Outside Director Compensation for Fiscal Year 2021
The following table sets forth information regarding the total compensation awarded to, earned by or paid to our outside directors for their service on our board of directors, for the fiscal year ended December 31, 2021. Ms. Mikolajczak served as an outside director on our board of directors from April 2021 until resigning in May 2021 to accept her offer of employment with us. Accordingly, only her compensation relating to her service as an outside director is reflected in the tables below. See “Executive Compensation” for information regarding Ms. Mikolajczak’s compensation as a named executive officer.

Name(1)	Fees Earned or Paid in Cash ($)(2)		Stock Awards ($)(3)		Option Awards ($)	All Other Compensation ($)	Total ($)
Frank Blome(4)	—		—		—	—	—
Brad Buss	104,500		126,950		—	—	231,450
John Doerr(5)	85,250		126,950		—	—	212,200
Jeneanne Hanley	—		441,471		—	—	441,471
Prof. Dr. Jürgen Leohold	94,000		126,950		—	—	220,950
Celina Mikolajczak	8,444	(6)	261,697	(7)	—	—	270,141
Justin Mirro	110,917		126,950		—	—	237,867
Dipender Saluja	84,792		126,950		—	—	211,742
JB Straubel	81,583		126,950		—	—	208,533
Jens Wiese(4)	—		—		—	—	—

(1)
Jagdeep Singh is a
co-founder,
executive officer and employee of the Company and therefore did not receive compensation in fiscal year 2021 as an outside director and is intentionally omitted from this table and the table below regarding outstanding equity awards. Prof. Dr. Fritz Prinz is a co-founder
of the Company and even though he is a
non-employee
director, he received compensation in fiscal year 2021 in connection with certain technical consulting and advisory services provided to the Company, and therefore did not receive additional compensation as an outside director and is intentionally omitted from this table and the table below regarding outstanding equity awards. Each of Susan Huppertz and Gena Lovett joined our board of directors after December 31, 2021 and thus are intentionally omitted from this table and the table below regarding outstanding equity awards.

(2)	Consists of board of directors and committee annual retainers and, if applicable, committee chair retainers.
(3)
The amounts in this column represent the aggregate grant-date fair value of awards granted to each named executive officer, computed in accordance with the FASB’s ASC Topic 718. See Notes 2 and 10 to the audited consolidated financial statements included in the Original Filing for a discussion of the assumptions made by us in determining the grant-date fair value of our equity awards.

(4)	Messrs. Blome and Wiese each waived their right to any compensation for their service as an outside director.
(5)	Mr. Doerr retired from our board of directors in February 2022.
(6)
This amount represents outside director fees paid to Ms. Mikolajczak for her service as an outside director prior to her resignation. Ms. Mikolajczak has retained such payments given they represented a pro rata payment for the period she served as an outside director.

(7)	Upon Ms. Mikolajczak’s resignation from our board of directors, all such stock awards, none of which had vested, were automatically terminated and forfeited.
The following table lists all outstanding equity awards held by outside directors as of December 31, 2021:

Name	Aggregate Number of Shares of Class A Common Stock Subject to Outstanding RSU Awards	Aggregate Number of Shares Underlying Outstanding Options
Frank Blome	—	—
Brad Buss	5,294	1,407,612
John Doerr(1)	5,294	—
Jeneanne Hanley	19,070	—
Prof. Dr. Jürgen Leohold	5,294	394,350
Celina Mikolajczak(2)	—	—
Justin Mirro	5,294	—
Dipender Saluja	5,294	—
JB Straubel	5,294	1,005,437
Jens Wiese	—	—

(1)	Mr. Doerr retired from our board of directors in February 2022.
(2)	Ms. Mikolajczak resigned in May 2021 to accept an employment offer from the Company and forfeited all of the RSUs that were formerly granted to her as an outside director.

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
Securities Authorized for Issuance Under Equity Incentive Plans
The following chart sets forth certain information as of December 31, 2021, with respect to our equity compensation plans, specifically our 2010 Equity Incentive Plan (the “2010 Plan”), 2020 Equity Incentive Plan (the “2020 Plan”), and our 2020 Employee Stock Purchase Plan (the “ESPP”). Each of the 2010 Plan, the 2020 Plan, and the ESPP has been approved by our stockholders.

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	(b) Weighted Average Exercise Price of Outstanding Options, Warrants and Rights(1)	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity compensation plans approved by stockholders(2)	63,633,263	$7.74	32,114,587
Equity compensation plans not approved by stockholders	—	—	—
Total	63,633,263	$7.74	32,114,587

(1)
The weighted average exercise price is calculated based solely on outstanding stock options. It does not take into account restricted stock units or shares issued under the ESPP, neither of which have any exercise price.

(2)
Includes the following plans: the 2010 Plan, the 2020 Plan and the ESPP. Our 2020 Plan provides that on the first day of each fiscal year, the number of shares available for issuance thereunder is automatically increased by a number equal to the least of (i) 41,500,000 shares of Class A Common Stock, (ii) five percent (5%) of the aggregate number of shares of common stock outstanding on December 31st of the preceding fiscal year, or (iii) such other amount as may be determined by our board of directors. Our ESPP provides that on the first day of each fiscal year, the number of shares available for issuance thereunder is automatically increased by a number equal to the least of (i) 7,600,000 shares of Class A Common Stock, (ii) one percent (1%) of the aggregate number of shares of common stock outstanding on such date, or (iii) such other amount as may be determined by our board of directors. On January 1, 2021, the number of shares available for issuance under our 2020 Plan and our ESPP increased by 21,415,959 shares and 4,283,191 shares, respectively, pursuant to these provisions. These increases are not reflected in the table above.

Chief Executive Officer Pay Ratio
Under SEC rules, we are required to provide information regarding the relationship between the total compensation of Jagdeep Singh, our CEO, and the total annual compensation of our median employee (other than Mr. Singh). For our last completed fiscal year, which ended December 31, 2021:

•	The median of the total annual compensation of all employees (including temporary employees and interns and excluding Mr. Singh) of our Company was $145,391.

•
Mr. Singh’s annual total compensation, as reported in the Summary Compensation Table included in this Amendment, was $69,102,285. As noted in the Summary Compensation Table, the vast majority of Mr. Singh’s 2021 annual total compensation reflects an accounting-driven valuation for his EPA Program stock option award, as to which no shares have vested as of the date of this filing, and which is further subject to the payment of an exercise price of $23.04 per share.

•
Based on the above, for fiscal year 2021, the ratio of Mr. Singh’s total annual compensation to the median of the total annual compensation of all employees was 475 to 1. Excluding the effects of Mr. Singh’s EPA Program stock option award, none of which have vested, the ratio of Mr. Singh’s total annual compensation to the median of the total annual compensation of all employees was 5 to 1.

This pay ratio is a reasonable estimate calculated in a manner consistent with Item 402(u) of Regulation
S-K
under the Securities Act and based upon our reasonable judgment and assumptions. The SEC rules do not specify a single methodology for identification of the median employee or calculation of the pay ratio, and other companies may use assumptions and methodologies that are different from those used by us in calculating their pay ratio. Accordingly, the pay ratio disclosed by other companies may not be comparable to our pay ratio as disclosed above.
To identify the median of the annual total compensation of all our employees, as well as to determine the annual total compensation of the “median employee,” the methodology and the material assumptions, adjustments and estimates that we used were as follows:

•	We selected December 31, 2021, which is the last day of our fiscal year, as the date upon which we would identify the median employee.

•	As of December 31, 2021, our employee population consisted of 580 individuals (including temporary employees and interns and excluding Mr. Singh).

•
To identify the “median employee” from our employee population we used payroll records as of December 31, 2021. The compensation measure included the following: annualized base salary and target bonus that employees were eligible to earn during the year.

•
With respect to the annual total compensation of the “median employee,” we identified and calculated the elements of such employee’s compensation for 2021 in accordance with the requirements of Item 402(c)(2)(x) of Regulation
S-K,
resulting in annual total compensation of $145,391.

•	With respect to the annual total compensation for Mr. Singh, we used the amount reported in the “Total” column of our Summary Compensation Table included in this Amendment.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The following table sets forth the beneficial ownership of our common stock as of March 1, 2022 by:

•	each person, or group of affiliated persons, known by us to beneficially own more than 5% of our common stock;

•	each of our named executive officers;

•	each of our directors; and

•	all of our executive officers and directors as a group.
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
We have based our calculation of the percentage of beneficial ownership on 334,793,716 shares of our Class A Common Stock and 95,267,246 shares of Class B Common Stock outstanding as of March 1, 2022. We have deemed shares of our Common Stock subject to stock options that are currently exercisable or exercisable within 60 days of March 1, 2022 or issuable pursuant to RSUs which are subject to vesting and settlement conditions expected to occur within 60 days of March 1, 2022, to be outstanding and to be beneficially owned by the person holding the stock option or RSU for the purpose of computing the percentage ownership of that person. We did not deem these shares outstanding, however, for the purpose of computing the percentage ownership of any other person.
Unless otherwise indicated, the address for each person or entity listed in the table is c/o QuantumScape Corporation, 1730 Technology Drive, San Jose, California, 95110.

	Shares Beneficially Owned
	Class A Common Stock		Class B Common Stock		All Common Stock
Name of Beneficial Owner	Number	%	Number	%	Number	%	% of Total Vote+
Greater than 5% Stockholders:
Volkswagen Group of America Investments, LLC(1)	68,236,103	20.38	17,980,436	18.87	86,216,539	20.05	19.27
Khosla Ventures III, LP(2)	1,286,463	*	30,609,901	32.13	31,896,364	7.42	23.88
Capricorn Libra Investment Group, LP(3)	17,991,722	5.37	—	—	17,991,722	4.18	1.40
KPCB Holdings, Inc., as nominee(4)	—	—	5,070,532	5.32	5,070,532	1.18	3.94
Named Executive Officers and Directors:
Jagdeep Singh(5)	12,362,265	3.60	16,936,341	17.41	29,298,606	6.64	13.80
Kevin Hettrich(6)	1,039,209	*	—	—	1,039,209	*	*
Dr. Timothy Holme(7)	1,050,949	*	11,869,295	12.44	12,920,244	3.00	9.28
Celina Mikolajczak	—	—	—	—	—	—	—
Dr. Mohit Singh(8)	2,481,068	*	—	—	2,481,068	—	—
Frank Blome(9)	—	—	—	—	—	—	—
Brad Buss(10)	760,168	*	—	—	760,168	—	—
Jeneanne Hanley	—	—	—	—	—	—	—
Susan Huppertz	—	—	—	—	—	—	—
Prof. Dr. Jürgen Leohold(11)	273,541	*	—	—	273,541	*	*
Gena Lovett	—	—	—	—	—	—	—
Justin Mirro(12)	1,734,056	*	—	—	1,734,056	*	*
Prof. Dr. Fritz Prinz(13)	833,200	*	11,484,541	12.06	12,317,741	2.86	8.98
Dipender Saluja(14)	2,744	*	—	—	2,744	*	*
JB Straubel(15)	871,382	*	—	—	871,382	*	*
Jens Wiese(16)	—	—	—	—	—	—	—
All directors and executive officers as a group (17 individuals)(17)	23,410,050	6.67	40,290,177	41.34	63,700,227	14.20	32.15

*	Represents beneficial ownership of less than 1%.
+	Shares of Class A Common Stock have one vote per share, while shares of Class B Common Stock have 10 votes per share.
(1)
Consists of 68,236,103 shares of Class A Common Stock and 17,980,436 shares of Class B Common Stock. The business address of Volkswagen Group of America Investments, LLC (“VGA”) is 220 Ferdinand Porsche Dr. Herndon, VA 20171.

(2)	Consists of 1,286,463 shares of Class A Common Stock and 30,609,901 shares of Class B Common Stock. The business address of Khosla Ventures III, LP is 2128 Sand Hill Road Menlo Park, CA 94025.
(3)
Consists of 1,604,056 shares of Class A Common Stock held by Technology Impact Growth Fund, LP, 2,701,784 shares of Class A Common Stock held by TIGF Direct Strategies LLC – Series 3, 13,560,540 shares of Class A Common Stock held by Capricorn-Libra Investment Group, LP, and 125,342 shares of Class A Common Stock held by TIGF Partners, LLC. TIGF Partners, LLC is the general partner of Technology Impact Growth Fund, LP and the manager of TIGF Direct Strategies LLC - Series 3. TIGF Partners, LLC is owned by Dipender Saluja (40%), Ion Yadigaroglu (40%) and Capricorn Investment Group, LLC (20%). The business address of each of these entities is 250 University Avenue Palo Alto, CA 94301.

(4)	Consists of 5,070,532 shares of Class B Common Stock. The business address of KPCB Holdings, Inc., as nominee is 2750 Sand Hill Road, Menlo Park, CA 94025.
(5)
Consists of (a) options to purchase 8,998,273 shares of Class A Common Stock that are exercisable within 60 days of March 1, 2022, (b) options to purchase 2,010,874 shares of Class B Common Stock that are exercisable within 60 days of March 1, 2022, (c) 707,529 shares of Class A Common Stock held by Mr. Singh, (d) 1,340,582 shares of Class B Common Stock held by Mr. Singh, (e) 3,517,105 shares of Class B Common Stock held in trust by Jagdeep Singh, Trustee of the Roshni Singh 2020 Annuity Trust A dated September 1, 2020, (f) 3,517,105 shares of Class B Common Stock held in trust by Jagdeep Singh, Trustee of the Jagdeep Singh 2020 Annuity Trust A dated September 1, 2020, (g) 970,877 shares of Class A Common Stock and 6,550,675 shares of Class B Common Stock held in trust by Jagdeep Singh & Roshni Singh, Trustees of the Singh Family Trust UDT dated October 3, 1996, (h) 561,862 shares of Class A Common Stock held in trust by Tejbir Singh Phool, Trustee of the Kismet Diya Singh 2013 Trust dated July 31, 2013, (i) 561,862 shares of Class A Common Stock held in trust by Tejbir Singh Phool, Trustee of the Nageena Singh 2013 Trust dated July 31, 2013, and (j) 561,862 shares of Class A Common Stock held in trust by Tejbir Singh Phool, Trustee of the Noor Deepika Singh 2013 Trust dated July 31, 2013. Mr. Singh shares voting and dispositive power and is the trustee of each of Jagdeep Singh, Trustee of the Roshni Singh 2020 Annuity Trust A dated September 1, 2020, Jagdeep Singh, Trustee of the Jagdeep Singh 2020 Annuity Trust A dated September 1, 2020, Jagdeep Singh & Roshni Singh, Trustees of the Singh Family Trust UDT dated October 3, 1996, Tejbir Singh Phool, Trustee of the Kismet Diya Singh 2013 Trust dated July 31, 2013, Tejbir Singh Phool, Trustee of the Nageena Singh 2013 Trust dated July 31, 2013 and Tejbir Singh Phool, Trustee of the Noor Deepika Singh 2013 Trust dated July 31, 2013.

(6)	Consists of (a) options to purchase 1,000,972 shares of Class A Common Stock that are exercisable within 60 days of March 1, 2022 and (b) 38,237 shares of Class A Common Stock held by Mr. Hettrich.
(7)
Consists of (a) options to purchase 1,001,414 shares of Class A Common Stock that are exercisable within 60 days of March 1, 2022, (b) options to purchase 183,292 shares of Class B Common Stock that are exercisable within 60 days of March 1, 2022 and (c) 49,535 shares of Class A Common Stock and 11,686,003 shares of Class B Common Stock held by Dr. Holme.

(8)	Consists of (a) options to purchase 2,461,738 shares of Class A Common Stock that are exercisable within 60 days of March 1, 2022 and (b) 19,330 shares of Class A Common Stock held by Dr. Singh.
(9)
Mr. Blome, a member of our board of directors, is Head of Volkswagen AG’s Battery Center of Excellence. Mr. Blome disclaims beneficial ownership of all shares held by VGA referred to in footnote (1) above.

(10)	Consists of (a) options to purchase 445,742 shares of Class A Common Stock that are exercisable within 60 days of March 1, 2022 and (b) 314,426 shares of Class A Common Stock held by Mr. Buss.
(11)
Consists of (a) options to purchase 126,246 shares of Class A Common Stock that are exercisable within 60 days of March 1, 2022 and (b) 147,295 shares of Class A Common Stock held by Prof. Dr. Leohold.

(12)
Consists of (a) 1,234,056 shares of Class A Common Stock held by Kensington Capital Partners, LLC, (b) 250,000 shares of Class A Common Stock held by the Justin E. Mirro 2020 Qualified Annuity Trust under agreement dated June 27, 2020, and (c) 250,000 shares of Class A Common Stock held by the Kensington Capital Trust under an agreement dated June 27, 2020. Mr. Mirro is the managing member and sole owner of Kensington Capital Partners, LLC. Mr. Mirro is trustee of the Justin E. Mirro 2020 Qualified Annuity Trust under agreement dated June 27, 2020. Mr. Mirro disclaims any beneficial ownership of the shares held by the Justin E. Mirro 2020 Qualified Annuity Trust under agreement dated June 27, 2020 other than to the extent he may have a pecuniary interest therein, directly or indirectly. Mr. Mirro’s spouse serves as the trustee of the Kensington Capital Trust under agreement dated June 27, 2020. Mr. Mirro disclaims any beneficial ownership of the shares held by the Kensington Capital Trust under agreement dated June 27, 2020 other than to the extent of any pecuniary interest he may have therein, directly or indirectly.

(13)
Consists of (a) 519,920 shares of Class A Common Stock and 7,193,115 shares of Class B Common Stock held in trust by Friedrich Prinz and Gertrud Prinz, Trustees of The Prinz Family Trust dated September 17, 2018, (b) 156,640 shares of Class A Common Stock and 1,090,582 shares of Class B Common Stock held in trust by The Goldman Sachs Trust Company of Delaware, Trustee of the Marie Helene Prinz 2019 Trust dated June 17, 2019, (c) 156,640 shares of Class A Common Stock and 1,090,582 shares of Class B Common Stock held in trust by The Goldman Sachs Trust Company of Delaware, Trustee of the Benedikt F. Prinz 2019 Trust dated June 17, 2019, (d) 1,055,131 shares of Class B Common Stock held in trust by Friedrich Prinz, Trustee of the Gertrude Prinz Annuity Trust dated August 31, 2020, and (e) 1,055,131 shares of Class B Common Stock held in trust by Friedrich Prinz, Trustee of the Friedrich Prinz Annuity Trust dated August 31, 2020. Prof. Dr. Prinz shares voting and dispositive power and is the trustee of each of Friedrich Prinz and Gertrud Prinz, Trustees of The Prinz Family Trust dated September 17, 2018, Friedrich Prinz, Trustee of the Friedrich Prinz Annuity Trust dated August 31, 2020, Friedrich Prinz, Trustee of the Gertrude Prinz Annuity Trust dated August 31, 2020, The Goldman Sachs Trust Company of Delaware, Trustee of the Benedikt F. Prinz 2019 Trust dated June 17, 2019 and The Goldman Sachs Trust Company of Delaware, Trustee of the Marie Helene Prinz 2019 Trust dated June 17, 2019.

(14)
Consists of 2,744 shares of Class A Common Stock held by Mr. Saluja. Mr. Saluja, a member of our board of directors, is Managing Director of Capricorn-Libra Investment Group, LP. Mr. Saluja disclaims beneficial ownership of all shares held by Capricorn-Libra Investment Group, LP referred to in footnote (3) above.

(15)	Consists of (a) options to purchase 469,208 shares of Class A Common Stock that are exercisable within 60 days of March 1, 2022 and (b) 402,174 shares of Class A Common Stock held by Mr. Straubel.
(16)
Mr. Wiese, a member of our board of directors, is Head of Volkswagen Group M&A, Investment Advisory, and Partnerships. Mr. Wiese disclaims beneficial ownership of all shares held by VGA referred to in footnote (1) above.

(17)
Consists of (a) options to purchase 16,403,267 shares of Class A Common Stock that are exercisable within 60 days of March 1, 2022, (b) options to purchase 2,194,166 shares of Class B Common Stock that are exercisable within 60 days of March 1, 2022, (c) 7,006,783 shares of Class A Common Stock, and (d) 38,096,011 shares of Class B Common Stock.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.
Review of Related Party Transactions
Our board of directors has adopted a written related party transactions policy which provides that officers, directors, holders of more than 5% of any class of our voting securities, and any member of the immediate family of and any entity affiliated with any of the foregoing persons, will not be permitted to enter into a related-party transaction with the Company without the prior consent of our audit committee, or other independent members of our board of directors in the event it is inappropriate for the audit committee to review such transaction due to a conflict of interest. Any request for the Company to enter into a transaction with an executive officer, director, principal stockholder, or any of their immediate family members or affiliates, in which the amount involved exceeds $120,000, must first be presented to the audit committee for review, consideration, and approval. In approving or rejecting the proposed transactions, the audit committee will take into account all of the relevant facts and circumstances available.
Related Party Transactions
The following is a description of each transaction since January 1, 2021, and each currently proposed transaction and certain other transactions, in which:

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

Registration Rights
On September 2, 2020, Kensington, Kensington Capital Sponsor LLC, a Delaware limited liability company (the “Sponsor”) and certain stockholders of Legacy QuantumScape (the “New Holders” and, collectively with the Sponsor, the “Holders”) entered into a Registration Rights and
Lock-Up
Agreement (the “Registration Rights and
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
Lock-Up Agreements
The Registration Rights and
Lock-Up
Agreement included
lock-up
restrictions that prohibit the Holders from transferring shares of our company held by them as of the date of that agreement until 180 days after November 25, 2020, subject to customary exceptions. These transfer restrictions were subject to earlier release on (i) the last consecutive trading day where the sale price of the Class A Common Stock equaled or exceeded $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any
30-trading
day period commencing at least 150 days after the Business Combination or (ii) such date on which we completed a liquidation, merger, stock exchange or other similar transaction that resulted in all of our stockholders having the right to exchange their shares of Class A Common Stock for cash, securities or other property. These lock-up
restrictions expired in 2021.
In connection with the transactions contemplated by the Business Combination Agreement, on November 25, 2020, Legacy QuantumScape and certain stockholders of Legacy QuantumScape entered into a lock-up
agreement, pursuant to which they agreed, subject to customary exceptions, not to transfer shares of common stock for a period of 180 days after November 25, 2020. These transfer restrictions were also subject to earlier release on (i) the last consecutive trading day where the sale price of the Class A Common Stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any
30-trading
day period commencing at least 150 days after the Business Combination or (ii) such date on which we completed a liquidation, merger, stock exchange or other similar transaction that resulted in all of our stockholders having the right to exchange their shares of Class A Common Stock for cash, securities or other property. These lock-up
restrictions expired in 2021.
In connection with the offering of shares of our Class A Common Stock in March 2021, (i) we agreed that, without the prior written consent of Goldman Sachs & Co. LLC and Morgan Stanley & Co. LLC on behalf of the underwriters and subject to certain exceptions, we would not offer, sell, or agree to sell, directly or indirectly, any shares of our Common Stock for a period of 90 days from the date of the final prospectus relating to such offering, and (ii) each of our directors and executive officers agreed with the underwriters, subject to certain exceptions, not to dispose of or hedge any shares of our Common Stock or securities convertible into or exchangeable for shares of Common Stock during the period from the date of such agreement continuing through May 21, 2021, except with the prior written consent of Goldman Sachs & Co. LLC and Morgan Stanley & Co. LLC. These
lock-up
restrictions expired in 2021.
Senior Employee
Lock-Up
Agreements
In connection with the transactions contemplated by the Business Combination Agreement, on September 2, 2020, Kensington entered into separate Senior Employee
Lock-Up
Agreements with certain senior level employees of Legacy QuantumScape (the “Senior Employees”), including Legacy QuantumScape’s executive officers. The Senior Employee
Lock-Up
Agreements provide that the securities of our company owned of record or beneficially by the Senior Employees (including certain securities that may be granted or issued to a Senior Employee after the Business Combination) (collectively, the
“Lock-Up
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
cash bonus.
Letter Agreements on Board and Committee Representation
On September 2, 2020, we entered into a letter agreement (the “Original Letter Agreement”) with Legacy QuantumScape, and VGA pursuant to which we would nominate one designee of VGA for election to our board of directors, and from and after the First Closing (as defined under the Series F Preferred Stock Purchase Agreement between Legacy QuantumScape and VGA, dated May 14, 2020), a second designee of VGA. On December 7, 2020, the parties amended and restated the Original Letter Agreement to provide (subject to VGA satisfying certain specified stock ownership thresholds) that (i) in connection with any annual or special meeting of stockholders at which directors will be elected, we will nominate for election to our board of directors two designees of VGA (each, a “VW Director”), and (ii) we shall cause one VW Director to be appointed to the nominating and corporate governance committee of our board of directors, provided that such VW Director fulfills the independence requirements under applicable NYSE rules (as amended, the “VW Director Agreement”). Messrs. Blome and Wiese are the two current VW Directors pursuant to the VW Director Agreement.

VGA Letter Agreement on Earmarked Funds
On September 2, 2020, Kensington, Legacy QuantumScape and VGA entered into a letter agreement pursuant to which, subject to the terms of such letter agreement, Kensington and Legacy QuantumScape agreed to reserve a certain portion of the proceeds from our Series F Preferred Stock financing (as described below) and the capital obtained through the Business Combination (including any concurrent “PIPE” financing) in a separate account to fund our future contributions to QSV Operations LLC, the joint venture between us and VGA (“QSV”). The parties agreed that the amount to be held in the separate account was $134 million as of the date of the letter agreement.
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

Equity Financings
Series F Preferred Stock Financing
From May 14, 2020 through September 3, 2020, Legacy QuantumScape entered into several Series F Preferred Stock Purchase Agreements and related agreements and amendments thereto, pursuant to which it agreed to sell, and related persons, entities and their affiliates agreed to purchase, an aggregate of 14,041,437 shares of Legacy QuantumScape Series F Preferred Stock for an aggregate purchase price of $371 million as set forth below. On March 30, 2021, the Company, Legacy QuantumScape, and VGA agreed that the technical milestone under the Series F Preferred Stock Agreement (as amended) was satisfied and entered into an amendment to, among other things, consummate the sale of Class A Common Stock to VGA (the “Series F Closing Agreement”). The sale was consummated on April 28, 2021, representing the second and final closing in the Series F Preferred Stock Financing.

Stockholder	Shares of Legacy QuantumScape Series F Preferred Stock	Total Purchase Price Commitment
Volkswagen Group of America Investments, LLC(1)(2)	7,569,508	$200,000,026.48
Al-Rayyan Holding LLC(3)	3,557,668	$93,999,992.37
2011 Buss Family Trust(3)(4)	75,695	$1,999,998.16
JB Straubel(3)(5)	54,572	$1,441,890.47
TIGF Direct Strategies LLC – Series 3(3)(6)	870,493	$22,999,991.95
Technology Impact Growth Fund, L.P.(3)(6)	264,933	$7,000,006.74
Quantum Partners LP(3)(7)	722,363	$19,086,130.72
Palindrome Master Fund LP(3)(7)	101,921	$2,692,936.28
JS Capital LLC(3)(7)	824,284	$21,779,067.00

(1)
Frank Blome was a member of the board of directors of Legacy QuantumScape and is a member of our board of directors and an affiliate of VGA. Jens Wiese is a member of our board of directors and an affiliate of VGA.

(2)	Includes shares that were purchased after the Business Combination on December 1, 2020 and shares that were purchased pursuant to the Series F Closing Agreement.
(3)	All such were purchased on or prior to the Business Combination.
(4)	Brad Buss was a member of the board of directors of Legacy QuantumScape and is a member of our board of directors and an affiliate of the 2011 Buss Family Trust.
(5)	JB Straubel was a member of the board of directors of Legacy QuantumScape and is a member of our board of directors.
(6)
Dipender Saluja was a member of the board of directors of Legacy QuantumScape and is a member of our board of directors and an affiliate of TIGF Direct Strategies LLC – Series 3 and Technology Impact Growth Fund, L.P.

(7)	Affiliate of Soros Fund.
Commercial Agreements
Agreements with Volkswagen
Joint Venture Agreement
In June 2018, Legacy QuantumScape and VGA formed
a 50-50 joint
venture entity, QSV, to facilitate the commercialization of Legacy QuantumScape’s solid-state battery technology and enable Volkswagen AG to be the first automotive OEM to utilize this technology. In 2018, the parties made an initial equity investment to the joint venture of approximately $3 million in total. The joint venture agreements were amended in 2020 in connection with a further $200 million investment commitment by VGA in Legacy QuantumScape Series F Preferred Stock.
Limited Liability Company Agreement
In June 2018, in connection with the joint venture, QSV was organized in connection with entry into a Limited Liability Company Agreement (the “LLCA”), with Legacy QuantumScape and VGA designated as the members of QSV. In May 2020, the parties amended and restated the LLCA in connection with the amendment to the joint venture agreement.

Phase 1 License Agreement
In May 2020, in connection with the joint venture, Legacy QuantumScape entered into a license agreement with QSV (which amended and restated a license agreement entered into in September 2018) to license its battery technology. The battery technology that is licensed to the joint venture does not include the right to manufacture Legacy QuantumScape’s proprietary solid-state separator.
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
Mutual Non-Disclosure Agreement
In January 2017, Legacy QuantumScape entered into, and in April 2018, amended, a mutual non-disclosure
agreement with VWGoA to provide to each other certain proprietary, confidential and trade secret information in connection with discussion and negotiations regarding potential cooperation in connection with the development and production of battery cells and related components, including research and development regarding production process.
Other Transactions
In fiscal year 2021, we paid Prof. Dr. Fritz Prinz, a member of our board of directors, compensation of approximately $216,000 in exchange for certain technical consulting and advisory services apart from his board service. In addition, Prof. Dr. Fritz Prinz received an option grant pursuant to our EPA Program on December 16, 2021. The applicable tranches for this grant to vest are described in the section titled “Equity Compensation—Extraordinary Performance Award Program.” Based on the aggregate grant date fair value of this grant computed in accordance with FASB ASC Topic 718 and the achievement of the tranches deemed currently probable to vest as of the grant date, the value of this option grant was approximately $1,709,217.
On February 14, 2022, we entered into a Material Recycling Agreement with Redwood Materials, Inc. (“Redwood”) to jointly develop methods for Redwood to handle and process our non-hazardous
waste materials. JB Straubel, a member of our board of directors, is the Chief Executive Officer and on the board of directors of Redwood Materials, Inc.
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

Our board of directors has undertaken a review of the independence of each of our directors. Based on information provided by each director concerning his or her background, employment, affiliations and business and personal activities, our board of directors has determined that Messrs. Blome, Buss, Mirro, Saluja, Straubel and Wiese, Prof. Dr. Leohold, and Mmes. Hanley, Huppertz and Lovett, representing ten (10) of our twelve (12) directors, do not have any material relationship with us (either directly or as a partner, stockholder or officer of an organization that has a relationship with us) and that each of these directors is an “independent director” as defined under the listing standards of the NYSE. Jagdeep Singh is not considered an independent director because of his position as our President and CEO. Prof. Dr. Fritz Prinz is not considered an independent director because of his status as a co-founder
of the Company and technical consulting and advisory services he provides to the Company apart from his board service. In determining the independence of directors, our board of directors has also considered transactions, relationships and other arrangements between our directors and officers and certain of their affiliates, in their individual capacities and not as representatives of our company, and funds that are not affiliated with our company.
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
Board of Directors Leadership Structure and Role of Lead Independent Director
Mr. Singh currently serves as both the chairman of our board of directors and as our President and CEO. As our co-founder,
Mr. Singh is best positioned to identify strategic priorities, lead critical discussion, and execute our business plans. Our corporate governance framework provides our board flexibility to determine the appropriate leadership structure for the company, and whether the roles of chairperson, president and chief executive officer should be separated or combined. In making this determination, our board considers many factors, including the needs of the business, our board’s assessment of its leadership needs from time to time and the best interests of our stockholders. Our board of directors has adopted corporate governance guidelines that provide that the board may appoint one of our independent directors to serve as our lead independent director at any time when the chairperson of our board of directors is not independent, including when our president and chief executive officer serves as the chairman of our board of directors. Because Mr. Singh is our chairman and also our President and CEO, our board of directors has appointed Mr. Mirro to serve as our lead independent director. As lead independent director, Mr. Mirro is responsible for calling separate meetings of the independent directors, determining the agenda and presiding over such periodic meetings of our independent directors, serving as a liaison between Mr. Singh and our independent directors, including reporting to Mr. Singh regarding feedback from executive sessions, serving as our spokesperson as requested and performing such additional duties as a majority of our independent directors may otherwise determine or delegate.
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

Item 14. Principal Accounting Fees and Services.
Fees Paid to the Independent Registered Public Accounting Firm
The following table presents fees for professional audit services and other services rendered to us by Ernst & Young LLP for our fiscal years ended December 31, 2021 and December 31, 2020 (amounts in thousands).

	2021	2020
Audit Fees(1)	$2,106	$2,559
Audit-Related Fees(2)	—	17
Tax Fees(3)	176	23

Total Fees	$2,282	$2,599

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
Auditor Independence
In each of 2021 and 2020, there were no other professional services provided by Ernst & Young LLP, other than those listed above, that would have required our audit committee to consider their compatibility with maintaining the independence of Ernst & Young LLP.
Audit Committee Policy on
Pre-Approval
of Audit and Permissible
Non-Audit
Services of Independent Registered Public Accounting Firm
Effective upon the consummation of the Business Combination, our audit committee has established a policy governing our use of the services of our independent registered public accounting firm. Under this policy, our audit committee is required to pre-approve
all services performed by our independent registered public accounting firm in order to ensure that the provision of such services does not impair such accounting firm’s independence. Since the adoption of this policy, all services provided by Ernst & Young LLP for our fiscal years ended December 31, 2021 and December 31, 2020 were pre-approved
by our audit committee.

PART IV
Item 15. Exhibits, Financial Statement Schedules.
Documents filed as part of this Amendment are as follows:

(1)	Financial Statements: see Index to Consolidated Financial Statements appearing on page 50 of the Original Filing.

(2)	Financial Statement Schedules. None.

(3)	The exhibits listed below are filed as part of this Amendment or are incorporated herein by reference, in each case as indicated below.

Exhibit Index

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date

2.1	Business Combination Agreement, dated as of September 2, 2020, by and among Kensington Capital Acquisition Corp., Kensington Capital Merger Sub Corp. and Legacy QuantumScape.	S-4/A	333-248930	2.1	November 12, 2020

2.2	Amendment No. 1 to Business Combination Agreement, dated as of September 21, 2020, by and among Kensington Capital Acquisition Corp., Kensington Capital Merger Sub Corp. and Legacy QuantumScape.	S-4/A	333-248930	2.2	November 12, 2020

3.1	Amended and Restated Certificate of Incorporation of the Company.	8-K	001-39345	3.1	December 2, 2020

3.2	Amended and Restated Bylaws of the Company.	8-K	001-39345	3.2	December 2, 2020

4.1	Specimen Common Stock Certificate.	8-K	001-39345	4.1	December 2, 2020

4.2	Warrant Agreement, dated June 25, 2020, by and between the Registrant and Continental Stock Transfer & Trust Company.	8-K	001-39345	4.1	June 30, 2020

4.3	Amendment No. 1 to Warrant Agreement, dated February 13, 2021, by and between the Registrant and Continental Stock Transfer & Trust Company.	8-K	001-39345	4.1	February 16, 2021

4.4	Description of Securities.	10-K	001-39345	4.4	February 28, 2022

10.1	Registration Rights and Lock-up Agreement, dated as of September 2, 2020, by and among Kensington Capital Acquisition Corp. and the persons named therein.	8-K	001-39345	10.3	September 3, 2020

10.2	Form of Senior Employee Lock-Up Agreement.	8-K	001-39345	10.5	September 3, 2020

10.3	Form of Lock-Up Agreement.	8-K	001-39345	10.3	December 2, 2020

10.4	Form of Subscription Agreement.	8-K	001-39345	10.4	September 3, 2020

10.5	Stockholder Support Agreement, dated as of September 2, 2020, by and between Kensington Capital Acquisition Corp. and Volkswagen Group of America Investments, LLC.	8-K	001-39345	10.1	September 3, 2020

10.6	Stockholder Support Agreement, dated as of September 2, 2020, by and among Kensington Capital Acquisition Corp. and the persons named therein.	8-K	001-39345	10.2	September 3, 2020

10.7+	Form of Indemnification Agreement by and between the Registrant and its directors and officers.	8-K	001-39345	10.7	December 2, 2020

10.8+	The Registrant’s 2020 Equity Incentive Plan.	8-K	001-39345	10.8	December 2, 2020

10.9+	The Registrant’s 2020 Equity Incentive Plan — Form of Stock Option Agreement.	8-K	001-39345	10.9	December 2, 2020

10.10+	The Registrant’s 2020 Equity Incentive Plan — Form of Restricted Stock Unit Agreement.	8-K	001-39345	10.10	December 2, 2020

10.11+	The Registrant’s 2020 Equity Incentive Plan — Form of Restricted Stock Agreement.	8-K	001-39345	10.11	December 2, 2020

10.12+	The Registrant’s 2020 Employee Stock Purchase Plan.	8-K	001-39345	10.12	December 2, 2020

10.13+	The Registrant’s Outside Director Compensation Policy.	10-K	001-39345	10.13	February 28, 2022

10.14+	Form of Performance Stock Option Agreement under the Extraordinary Performance Award Program.	DEF 14A	001-39345	Appendix 1	November 8, 2021

10.15	First Letter Agreement, dated as of September 2, 2020, by and among Kensington Capital Acquisition Corp., Legacy QuantumScape, and Volkswagen Group of America Investments, LLC.	8-K	001-39345	10.6	September 3, 2020

10.16	Second Letter Agreement, dated as of September 2, 2020, by and among Kensington Capital Acquisition Corp., Legacy QuantumScape, and Volkswagen Group of America Investments, LLC.	8-K	001-39345	10.7	September 3, 2020

10.17	Third Letter Agreement, dated as of September 2, 2020, by and among Kensington Capital Acquisition Corp., Legacy QuantumScape, and Volkswagen Group of America Investments, LLC.	8-K	001-39345	10.8	September 3, 2020

10.18	Services Agreement, dated as of September 1, 2020, by and between Kensington Capital Acquisition Corp. and DEHC LLC.	8-K	001-39345	10.9	September 3, 2020

10.19	Services Agreement, dated as of September 1, 2020, by and between Kensington Capital Acquisition Corp. and Simon Boag.	8-K	001-39345	10.10	September 3, 2020

10.20+	Offer Letter from Legacy QuantumScape to Timothy Holme, dated January 1, 2011.	S-4/A	333-248930	10.13	November 12, 2020

10.21+	Offer Letter from Legacy QuantumScape to Kevin Hettrich, dated October 11, 2011.	S-4/A	333-248930	10.14	November 12, 2020

10.22+	Offer Letter from Legacy QuantumScape to Michael McCarthy, dated December 21, 2012.	S-4/A	333-248930	10.16	November 12, 2020

10.23+	Offer Letter from Legacy QuantumScape to Mohit Singh, dated April 3, 2013.	S-4/A	333-248930	10.17	November 12, 2020

10.24+	Offer Letter from QuantumScape Battery, Inc. to Celina Mikolajczak, dated May 20, 2021.	10-K	001-39345	10.25	February 28, 2022

10.25	Lease, dated May 31, 2013, by and between SI 55, LLC and Legacy QuantumScape.	S-4/A	333-248930	10.18	November 12, 2020

10.26	Amendment to Lease, dated May 19, 2014, by and between SI 55, LLC and Legacy QuantumScape.	S-4/A	333-248930	10.19	November 12, 2020

10.27#	Amended and Restated Limited Liability Company Agreement of QSV Operations LLC, dated May 14, 2020, by and between Legacy QuantumScape and Volkswagen Group of America Investments, LLC.	S-4/A	333-248930	10.20	November 12, 2020

10.28#	Amended and Restated Joint Venture Agreement, dated May 14, 2020, by and among Legacy QuantumScape and the persons named therein.	S-4/A	333-248930	10.21	November 12, 2020

10.29	First Amendment to Amended and Restated Joint Venture Agreement, dated September 21, 2020, by and among Legacy QuantumScape and the persons named therein.	S-4/A	333-248930	10.22	November 12, 2020

10.30#	Series F Preferred Stock Purchase Agreement, dated May 14, 2020, by and between Legacy QuantumScape and Volkswagen Group of America Investments, LLC.	S-4/A	333-248930	10.23	November 12, 2020

10.31	Amendment No. 1 to Series F Preferred Stock Purchase Agreement, dated September 3, 2020, by and among Kensington Capital Acquisition Corp., Legacy QuantumScape and Volkswagen Group of America Investments, LLC.	S-4/A	333-248930	10.24	November 12, 2020

10.32	Letter Agreement, dated as of December 7, 2020, by and among Legacy QuantumScape, the Registrant and Volkswagen Group of America Investments, LLC.	S-1/A	333-251433	10.30	December 28, 2020

10.33+	Employee Incentive Compensation Plan.	8-K	001-39345	10.1	March 15, 2021

10.34+	Form Change in Control and Severance Agreement.	8-K	001-39345	10.2	March 15, 2021

10.35	Series F Closing Agreement, dated March 30, 2021, by an among the Registrant, Legacy QuantumScape and Volkswagen Group of America, Inc.	8-K	001-39345	1.1	April 1, 2021

10.36	Lease Agreement, dated April 2, 2021, between Exeter 1710 Automation, LLC and Legacy QuantumScape.	S-1/A	333-251433	10.34	May 10, 2021

10.37	Letter Agreement dated May 13, 2021, by and among Legacy QuantumScape, Volkswagen Group of America, Inc, Volkswagen Group of America Investments, LLC and QSV Operations LLC.	8-K	001-39345	10.1	May 17, 2021

10.38	Second Amendment to Lease, dated June 22, 2021, between Legacy QuantumScape and SI 55, LLC.	8-K	001-39345	10.1	June 28, 2021

10.39	Guaranty of Lease, dated June 22, 2021, between Legacy QuantumScape and SI 55, LLC.	8-K	001-39345	10.2	June 28, 2021

10.40	Lease, dated November 1, 2021, by and between the 1750 Landlord and the Company.	8-K	001-39345	10.1	November 5, 2021

10.41	Lease, dated November 1, 2021, by and between the 1756/62 Landlord and the Company.	8-K	001-39345	10.2	November 5, 2021

10.42	Letter Agreement dated December 17, 2021, by and among QuantumScape Battery, Inc., Volkswagen Group of America, Inc, Volkswagen Group of America Investments, LLC and QSV Operations LLC.	8-K	001-39345	10.1	December 17, 2021

16.1	Letter from Marcum LLP regarding Change in Independent Registered Public Accounting Firm dated December 14, 2020.	8-K	001-39345	16.1	December 14, 2020

21.1	List of Subsidiaries of the Registrant.	10-K	001-39345	21.1	February 28, 2022

23.1	Consent of Independent Registered Accounting Firm, Ernst & Young LLP.	10-K	001-39345	23.1	February 28, 2022

24.1	Power of Attorney (included in signature page).	10-K	001-39345	24.1	February 28, 2022

31.1	Rule 13a-14(a) /15(d)-14(a) Certification of Principal Executive Officer.	10-K	001-39345	31.1	February 28, 2022

31.2	Rule 13a-14(a) /15(d)-14(a) Certification of Principal Financial Officer.	10-K	001-39345	31.2	February 28, 2022

31.3*	Rule 13a-14(a) /15(d)-14(a) Certification of Principal Executive Officer.

31.4*	Rule 13a-14(a) /15(d)-14(a) Certification of Principal Financial Officer.

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	10-K	001-39345	32.1	February 28, 2022

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	10-K	001-39345	32.2	February 28, 2022

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.
#	Portions of this exhibit have been omitted in accordance with Item 601 of Regulation S-K.
+	Indicates a management or compensatory plan.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized
.

QuantumScape Corporation

Date: April 6, 2022	By:	/s/ Jagdeep Singh
Jagdeep Singh
Chief Executive Officer (Principal Executive Officer)