Form 10-Q
period 2022-03-31
QuantumScape Corp
filed 2022-05-02
CIK 1811414

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

The number of shares of the registrant’s Class A Common Stock, par value $0.0001 per share outstanding was 338,722,209, and the number of shares of the registrant’s Class B Common Stock, par value $0.0001 per share outstanding was 91,723,206, as of April 27, 2022.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Unless the context otherwise requires, all references to “QuantumScape,” “we,” “us,” “our,” or the “Company” in this Quarterly Report on Form 10-Q (this “Report”) refer to the current QuantumScape Corporation and its subsidiaries.

The Company makes forward-looking statements in this Report and in documents incorporated herein by reference. All statements, other than statements of present or historical fact included in or incorporated by reference in this Report, regarding the Company’s future financial performance, as well as the Company’s strategy, future operations, financial position, estimated revenues and losses, projected costs, prospects, plans and objectives of management are forward-looking statements. When used in this Report, the words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “will,” “would,” the negative of such terms, and other similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words. These forward-looking statements are based on management’s current expectations, assumptions, hopes, beliefs, intentions and strategies regarding future events and are based on currently available information as to the outcome and timing of future events. The Company cautions you that these forward-looking statements are subject to all of the risks and uncertainties, most of which are difficult to predict and many of which are beyond the control of the Company and incident to its business.

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

As a result of a number of known and unknown risks and uncertainties, the Company’s actual results or performance may be materially different from those expressed or implied by these forward-looking statements. Some factors that could cause actual results to differ include the below and those which we discuss in greater detail in the section titled “Risk Factors” in this Report:

•
delays in or the inability to achieve our technology development objectives, delays in delivering battery cell samples to our customers, delays in achieving high volume production of battery cells at commercial size with acceptable quality, consistency, throughput and cost for successful commercialization of our technologies;
•
delays in implementing or the inability to successfully implement the manufacturing processes, related automation, and technologies necessary for development efforts, volume production and successful commercialization of our technologies;
•
the inability to establish supply relationships for necessary components or being required to pay higher than anticipated supply costs;
•
our relationship with Volkswagen, including our ability to meet Volkswagen’s time, cost, performance and volume requirements, and our ability to commercialize solid-state batteries from our joint development relationship with Volkswagen and as a potential customer;
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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

QuantumScape Corporation

Condensed Consolidated Balance Sheets (Unaudited)

(In Thousands, Except per Share Amounts)

	March 31,	December 31,
	2022	2021
Assets
Current assets
Cash and cash equivalents ($3,382 as of March 31, 2022 and December 31, 2021, for joint venture)	$283,013	$320,700
Marketable securities	1,065,440	1,126,975
Prepaid expenses and other current assets	13,789	15,757
Total current assets	1,362,242	1,463,432
Property and equipment, net	200,744	166,183
Right-of-use assets - finance lease	30,168	30,886
Right-of-use assets - operating lease	57,729	36,913
Other assets	18,121	18,234
Total assets	$1,669,004	$1,715,648
Liabilities, redeemable non-controlling interest and stockholders’ equity
Current liabilities
Accounts payable	$10,123	$14,182
Accrued liabilities	8,823	6,078
Accrued compensation and benefits	7,830	9,119
Operating lease liability, short-term	1,253	1,209
Finance lease liability, short-term	20	19
Total current liabilities	28,049	30,607
Operating lease liability, long-term	58,822	36,760
Finance lease liability, long-term	39,978	39,378
Other liabilities	5,768	315
Total liabilities	132,617	107,060
Commitments and contingencies (see Note 7)
Redeemable non-controlling interest	1,692	1,693
Stockholders’ equity
Preferred stock- $0.0001 par value; 100,000 shares authorized; none issued and outstanding as of March 31, 2022 and December 31, 2021	—	—
Common stock - $0.0001 par value; 1,250,000 shares authorized (1,000,000 Class A and 250,000 Class B); 338,661 Class A and 91,723 Class B shares issued and outstanding as of March 31, 2022, 332,869 Class A and 95,450 Class B shares issued and outstanding as of December 31, 2021	43	43
Additional paid-in-capital	3,664,433	3,634,665
Accumulated other comprehensive loss	(15,824)	(4,208)
Accumulated deficit	(2,113,957)	(2,023,605)
Total stockholders’ equity	1,534,695	1,606,895
Total liabilities, redeemable non-controlling interest and stockholders’ equity	$1,669,004	$1,715,648

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

QuantumScape Corporation

Condensed Consolidated Statements of Operations and Comprehensive Loss (Unaudited)

(In Thousands, Except per Share Amounts)

	Three Months Ended March 31,
	2022	2021
Operating expenses:
Research and development	$61,345	$29,465
General and administrative	29,312	15,210
Total operating expenses	90,657	44,675
Loss from operations	(90,657)	(44,675)
Other (loss) income:
Interest expense	(600)	—
Interest income	816	247
Change in fair value of assumed common stock warrant liabilities	—	(30,764)
Other income	88	103
Total other income (loss)	304	(30,414)
Net loss	(90,353)	(75,089)
Less: Net loss attributable to non-controlling interest, net of tax of $0	(1)	(10)
Net loss attributable to common stockholders	$(90,352)	$(75,079)
Net loss	$(90,353)	$(75,089)
Other comprehensive income (loss):
Unrealized gain (loss) on marketable securities	(11,616)	174
Total comprehensive loss	(101,969)	(74,915)
Less: Comprehensive loss attributable to non-controlling interest	(1)	(10)
Comprehensive loss attributable to common stockholders	$(101,968)	$(74,905)

Basic and Diluted net loss per share	$(0.21)	$(0.20)
Basic and Diluted weighted-average common shares outstanding	429,335	368,784

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

QuantumScape Corporation

Condensed Consolidated Statements of Redeemable Non-Controlling Interest and Stockholders’ Equity (Unaudited)

(In Thousands, Except per Share Amounts)

	Redeemable Non- Controlling	Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
Three Months Ended March 31, 2022	Interest	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
Balance as of December 31, 2021	$1,693	428,319	$43	$3,634,665	$(2,023,605)	$(4,208)	$1,606,895
Exercise of stock option	—	870	—	1,287	—	—	1,287
Shares issued upon vesting of restricted stock units	—	1,195	—	—	—	—	—
Stock-based compensation	—	—	—	28,481	—	—	28,481
Net loss	(1)	—	—	—	(90,352)	—	(90,352)
Unrealized gain on marketable securities	—	—	—	—	—	(11,616)	(11,616)
Balance as of March 31, 2022	$1,692	430,384	$43	$3,664,433	$(2,113,957)	$(15,824)	$1,534,695

	Redeemable Non- Controlling	Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
Three Months Ended March 31, 2021	Interest	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
Balance as of December 31, 2020	$1,704	363,994	$36	$2,329,406	$(1,977,639)	$(31)	$351,772
Exercise of stock option	—	2,884	1	879	—	—	880
Shares issued upon vesting of restricted stock units	—	1,444	—	—	—	—	—
Exercise of warrants		9,490	1	541,556	—	—	541,557
Issuance of common stock, net of issuance costs of $15.5 million	—	11,960	1	462,925	—	—	462,926
Stock-based compensation	—	—	—	11,676	—	—	11,676
Net loss	(10)	—	—	—	(75,079)	—	(75,079)
Unrealized loss on marketable securities	—	—	—	—	—	174	174
Balance as of March 31, 2021	$1,694	389,772	$39	$3,346,442	$(2,052,718)	$143	$1,293,906

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

QuantumScape Corporation

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In Thousands)

	Three Months Ended March 31,
	2022	2021
Operating activities
Net loss	$(90,353)	$(75,089)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,724	2,050
Amortization of right-of-use assets and non-cash lease expense	1,792	371
Amortization of premiums and accretion of discounts on marketable securities	2,185	2,410
Stock-based compensation expense	28,481	11,676
Change in fair value of assumed common stock warrant liabilities	—	30,764
Other	560	(104)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	2,082	2,479
Accrued compensation	(1,289)	2,964
Accounts payable and accrued liabilities	3,957	1,288
Operating lease liability and other	460	(345)
Net cash used in operating activities	(47,401)	(21,536)
Investing activities
Purchases of property and equipment, net	(39,294)	(13,161)
Proceeds from maturities of marketable securities	218,500	111,000
Proceeds from sales of marketable securities	13,113	—
Purchases of marketable securities	(183,892)	—
Net cash provided by investing activities	8,427	97,839
Financing activities
Proceeds from exercise of stock options	1,287	880
Proceeds from exercise of warrants	—	109,133
Payment of Business Combination share issuance costs	—	(1,016)
Proceeds from issuance of common stock, net of issuance costs paid	—	463,825
Net cash provided by financing activities	1,287	572,822
Net increase (decrease) in cash, cash equivalents and restricted cash	(37,687)	649,125
Cash, cash equivalents and restricted cash at beginning of period	338,223	115,409
Cash, cash equivalents and restricted cash at end of period	$300,536	$764,534
Supplemental disclosure of cash flow information
Purchases of property and equipment, not yet paid	$7,754	$8,944
Common stock issuance costs, accrued but not paid	$—	$899
Fair value of assumed common stock warrants exercised	$—	$432,424

The following presents the Company’s cash, cash equivalents and restricted cash by category in the Company’s Condensed Consolidated Balance Sheets (Unaudited):

	As of March 31,
	2022	2021
Cash and cash equivalents	$283,013	$762,341
Other assets	17,523	2,193
Total cash, cash equivalents and restricted cash	$300,536	$764,534

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

QuantumScape Corporation

Notes to Condensed Consolidated Financial Statements (Unaudited)

March 31, 2022

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

The Company is focused on the development and commercialization of its solid-state lithium-metal batteries. Planned principal operations have not yet commenced. As of March 31, 2022, the Company had not derived revenue from its principal business activities.

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

On November 25, 2020, the Company consummated the Business Combination Agreement dated September 2, 2020, with Legacy QuantumScape surviving the merger as a wholly owned subsidiary of the Company. At the effective time of the Merger, and subject to the terms and conditions of the Business Combination Agreement, each share of Legacy QuantumScape Class A common stock, par value $0.0001 per share, and each share of the Legacy QuantumScape Preferred Stock that was convertible into a share of Legacy QuantumScape Class A Common Stock, was canceled and converted into the right to receive the number of shares of the Company’s Class A Common Stock, $0.0001 par value per share (the “Class A Common Stock”), equal to 4.02175014920 (the “Exchange Ratio”), and each share of Legacy QuantumScape Class B Common Stock, par value $0.0001 per share, and each share of the Legacy QuantumScape Preferred Stock that was convertible into a share of Legacy QuantumScape Class B Common Stock was canceled and converted into the right to receive the number of shares of the Company’s Class B Common Stock, $0.0001 par value per share equal to the Exchange Ratio.

Pursuant to the Business Combination Agreement, the merger between Merger Sub and Legacy QuantumScape was accounted for as a reverse recapitalization in accordance with U.S. GAAP (the “Reverse Recapitalization”). Under this method of accounting, Kensington was treated as the “acquired” company and Legacy QuantumScape was treated as the acquirer for financial reporting purposes.

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

The Company was a single-legal entity prior to becoming a partner with Volkswagen in QSV Operations LLC (“QSV”). As noted in the section titled “Joint Venture and Redeemable Non-Controlling Interest” below, the Company determined QSV was a VIE for which it was required to consolidate the operations upon its formation in 2018. The Company continued to consolidate the operations of QSV in the three months ended March 31, 2022 as the determination of the VIE has not changed.

All significant intercompany accounts and transactions are eliminated in consolidation.

Use of Estimates

The preparation of financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of commitments and contingencies at the date of the financial statements as well as reported amounts of expenses during the reporting periods. Estimates made by the Company include, but are not limited to, those related to the valuation of common stock prior to the Business Combination, valuation of awards under the Extraordinary Performance Award Program (the “EPA Program”), and valuation of Assumed Common Stock Warrants among others. The Company bases these estimates on historical experience and on various other assumptions that it believes are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying amounts of assets and liabilities that are not readily apparent from other sources. Actual results could differ materially from those estimates.

Unaudited Interim Condensed Consolidated Financial Statements

The accompanying interim Condensed Consolidated Balance Sheet as of March 31, 2022, the interim Condensed Consolidated Statements of Operations and Comprehensive Loss, the interim Condensed Consolidated Statements of Redeemable Non-Controlling Interest and Stockholders’ Equity, and the interim Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2022 and 2021, are unaudited. The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited annual consolidated financial statements and, in management’s opinion, include all adjustments consisting of only normal recurring adjustments necessary for the fair statement of the Company’s financial position as of March 31, 2022 and its results of operations and cash flows for the three months ended March 31, 2022 and 2021. The financial data and the other financial information disclosed in the notes to these condensed consolidated financial statements related to the three-month periods are also unaudited. The results of operations for the three months ended March 31, 2022 are not necessarily indicative of the results to be expected for the full fiscal year or any other period.

These unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the related notes included in the Company’s audited annual consolidated financial statements for the year ended December 31, 2021 included in the Company's Annual Report on Form 10-K for the year ended December 31, 2021 filed on February 28, 2022 (the “Annual Report”).

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

Volkswagen is a related party stockholder (approximately 19.8% voting interest holder of the Company as of March 31, 2022 and December 31, 2021). Upon the effectiveness of the JVA, each party contributed $1.7 million in cash to capitalize QSV in exchange for 50% equity interests.

The joint venture is considered a VIE with a related party and therefore the related party whose business is more closely related to the planned operations of the joint venture is required to consolidate the operations.

The Company determined its operations were most closely aligned with the operations of the joint venture and therefore has consolidated the results of QSV’s operations in its Condensed Consolidated Balance Sheets, Condensed Consolidated Statements of Operations and Comprehensive Loss, and Condensed Consolidated Statements of Redeemable Non-Controlling Interest and Stockholders’ Equity. QSV had minimal operations through March 31, 2022.

The Company classifies non-controlling interests with redemption features that are not solely within the control of the Company within temporary equity on the Company’s Condensed Consolidated Balance Sheet in accordance with ASC 480-10-S99-3A, SEC Staff Announcement: Classification and Measurement of Redeemable Securities (“ASC 480-10-S99-3A”). The non-controlling interest was recorded outside of stockholders’ equity because the non-controlling interest provides the holder with put rights in the event of, amongst others, (i) the failure by the Company to meet specified development milestones within certain timeframes, (ii) the parties to the JVA cannot agree to certain commercial terms within certain timeframes, or (iii) a change of control of the Company, which such events are considered not solely within the Company’s control. The Company adjusts redeemable non-controlling interests for the portion of net earnings attributable to the redeemable non-controlling interests.

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to credit risk consist principally of cash and cash equivalents and marketable securities. As of March 31, 2022 and December 31, 2021, approximately $219.1 million and $227.8 million of our total cash and cash equivalents and marketable securities are held in U.S. money market funds, and $694.7 million and $722.3 million are invested in U.S. government and agency securities, respectively. The Company seeks to mitigate its credit risk with respect to cash and cash equivalents and marketable securities by making deposits with large, reputable financial institutions and investing in high credit rated shorter-term instruments.

Cash and Cash Equivalents and Restricted Cash

Management considers all highly liquid investments with an insignificant interest rate risk and original maturities of three months or less to be cash equivalents.

Restricted cash is maintained under an agreement that legally restricts the use of such funds and is reported within other assets as the date of availability or disbursement for all restricted cash is more than one year from March 31, 2022.

Restricted cash is comprised of $17.5 million as of both March 31, 2022 and December 31, 2021, all of which is pledged as a form of security for the Company’s lease agreements for its headquarters and pre-pilot manufacturing facilities.

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

Property and Equipment

Property and equipment are recorded at historical cost, less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful life of the related asset. Improvements that increase functionality of the fixed asset are capitalized and depreciated over the asset’s remaining useful life. Construction-in-progress are not depreciated until the asset is placed in service. Fully depreciated assets are retained in property and equipment, net, until removed from service.

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

Leases

The Company classifies arrangements meeting the definition of a lease as operating or financing leases, and leases are recorded on the Consolidated Balance Sheet as both a right-of-use (“ROU”) asset and lease liability, calculated by discounting fixed lease payments over the lease term at the rate implicit in the lease or the Company’s incremental borrowing rate which is the rate incurred to borrow on a collateralized basis over a similar term. Lease liabilities are increased by interest and reduced by payments each period, and the ROU asset is reduced over the lease term. For operating leases, interest on the lease liability and the non-cash lease expense result in straight-line rent expense over the lease term. For finance leases, interest on the lease liability and the amortization of the ROU asset results in front-loaded expense over the lease term. Variable lease expenses, including common maintenance fees, insurance and property tax, are recorded when incurred.

In calculating the right-of-use asset and lease liability, the Company elects to combine lease and non-lease components for all classes of assets. The Company excludes short-term leases having initial terms of 12 months or less as an accounting policy election, and instead recognizes rent expense on a straight-line basis over the lease term.

Assumed Common Stock Warrants Liability

The Company assumed 11,499,989 Public Warrants and 6,650,000 Private Placement Warrants (the "Assumed Common Stock Warrants") upon the Business Combination, all of which were issued in connection with Kensington’s initial public offering (other than 75,000 Private Placement Warrants that were issued in connection with the closing of the Business Combination, which are referred to as the Working Capital Warrants) and entitled each holder to purchase one share of Class A Common Stock at an exercise price of $11.50 per share.

The Company evaluated the Assumed Common Stock Warrants under ASC 815-40, Derivatives and Hedging—Contracts in Entity’s Own Equity (“ASC 815-40”) and concluded they did not meet the criteria to be classified in stockholders’ equity. Specifically, the exercise of the Assumed Common Stock Warrants could have been settled in cash upon the occurrence of a tender offer or exchange that involves 50% or more of our Class A stockholders. Because not all of the voting stockholders need to participate in such tender offer or exchange to trigger the potential cash settlement and the Company does not control the occurrence of such an event, the Company concluded that the Assumed Common Stock Warrants did not meet the conditions to be classified in equity. Since the Assumed Common Stock Warrants meet the definition of a derivative under ASC 815, the Company recorded these warrants as liabilities on the Condensed Consolidated Balance Sheets at fair value, with subsequent changes in their respective fair values recognized in the change in fair value of Assumed Common Stock Warrant liabilities within the Consolidated Statement of Operations and Comprehensive Income (Loss) at each reporting date prior to exercise or redemption. The Public Warrants were publicly traded and thus had an observable market price to estimate fair value, and the Private Placement Warrants were effectively valued similar to the Public Warrants when the Public Warrants were publicly traded, and consistent with the intrinsic value of the Company’s common stock subsequent to the redemption of the Public Warrants.

As described in Note 8 below, all Public Warrants and Private Placement Warrants were exercised or redeemed during the year ended December 31, 2021.

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

The ESPP provides eligible employees with the opportunity to purchase shares of the Company’s Class A Common Stock at a discount through payroll deductions. A participant may purchase a maximum of 1,000 shares of Class A Common Stock during each six-month offering period. As of March 31, 2022, 11.8 million shares of Class A Common Stock were reserved for future issuance under the ESPP. There were no shares purchased under the ESPP during the three months ended March 31, 2022.

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

The Company has no provision for income taxes for the three months ended March 31, 2022 and 2021. The Company has no current tax expense from losses and no deferred expense from the valuation allowance. The Company’s effective tax rate differs from the U.S. statutory rate primarily due to a valuation allowance against its net deferred tax assets as it is more likely than not that some or all of the deferred tax assets will not be realized.

Note 3. Recent Accounting Pronouncements

In August 2020, the FASB issued ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, which simplifies accounting for convertible instruments by removing major separation models required under current U.S. GAAP. The ASU removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception and it also simplifies the diluted earnings per share calculation in certain areas. The ASU is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2021 and adoption must be as of the beginning of the Company’s annual fiscal year. The Company adopted this guidance in the three months ended March 31, 2022 with no impact on its condensed consolidated financial statements as the Company does not have any convertible instruments as of March 31, 2022.

In November 2021, the FASB issued ASU 2021-10, Government Assistance (Topic 832), Disclosures by Business Entities About Government Assistance, which requires entities to provide disclosures on material government transactions for annual reporting periods. The disclosures include information around the nature of the assistance, the related accounting policies used to account for government assistance, the effect of government assistance on the entity’s financial statements, and any significant terms and conditions of the agreements, including commitments and contingencies. The ASU is effective for financial statements issued for annual periods beginning after December 15, 2021, with early adoption permitted. The Company adopted this guidance in the three months ended March 31, 2022 with no impact on the Company's condensed consolidated financial statements and related disclosures.

Note 4. Fair Value Measurement

The Company’s financial assets subject to fair value measurements on a recurring basis and the level of inputs used for such measurements were as follows (amounts in thousands):

	Fair Value Measured as of March 31, 2022
	Level 1	Level 2	Total
Assets included in:
Money market funds(1)	$222,498	$—	$222,498
Commercial paper(2)	—	173,411	173,411
U.S. government securities(2)	—	694,724	694,724
Corporate notes and bonds(2)	—	247,670	247,670
Total fair value	$222,498	$1,115,805	$1,338,303

	Fair Value Measured as of December 31, 2021
	Level 1	Level 2	Total
Assets included in:
Money market funds(1)	$227,826	$—	$227,826
Commercial paper(2)	—	233,400	233,400
U.S. government securities(2)	—	722,310	722,310
Corporate notes and bonds(2)	—	257,384	257,384
Total fair value	$227,826	$1,213,094	$1,440,920

(1)
Money market funds are included in cash and cash equivalents on the Condensed Consolidated Balance Sheet.
(2)
As of March 31, 2022 and December 31, 2021, marketable securities with original maturities of three months or less of $50.4 million and $86.1 million, respectively, are included in cash and cash equivalents on the Condensed Consolidated Balance Sheet.

Level 1 assets: Money market funds are classified as Level 1 within the fair value hierarchy, as fair value is based on unadjusted quoted prices in active markets for identical assets.

Level 2 assets: Investments in commercial paper, U.S. government securities and corporate notes and bonds are classified as Level 2 as they were valued based upon quoted market prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all significant inputs are observable in the market or can be corroborated by observable market data for substantially the full term of the assets.

The Company had no financial liabilities subject to fair value measurements on a recurring basis as of March 31, 2022 and December 31, 2021.

There have been no changes to the valuation methods utilized during the three months ended March 31, 2022. As of March 31, 2022 and December 31, 2021, the carrying values of cash and cash equivalents, accounts payable and accrued liabilities approximate their respective fair values due to their short-term nature.

Marketable Securities

The following table summarizes, by major security type, the Company’s assets that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy. Amortized cost net of unrealized gain (loss) is equal to fair value as of March 31, 2022 and December 31, 2021. The fair value as of March 31, 2022 and December 31, 2021 are as follows (amounts in thousands):

	March 31, 2022
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Level 1 securities
Money market funds	$222,498	$—	$—	$222,498
Level 2 securities
Commercial paper	173,411	—	—	173,411
US government securities	704,209	1	(9,486)	694,724
Corporate notes and bonds	254,008	—	(6,338)	247,670
Total	$1,354,126	$1	$(15,824)	$1,338,303

	December 31, 2021
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Level 1 securities
Money market funds	$227,826	$—	$—	$227,826
Level 2 securities
Commercial paper	233,400	—	—	233,400
US government securities	724,554	—	(2,244)	722,310
Corporate notes and bonds	259,348	—	(1,964)	257,384
Total	$1,445,128	$—	$(4,208)	$1,440,920

Realized gains and losses and interest income are included in interest income.

The Company regularly reviews its available-for-sale marketable securities in an unrealized loss position and evaluates the current expected credit loss by considering factors such as historical experience, market data, issuer-specific factors, and current economic conditions. The following tables display additional information regarding gross unrealized losses and fair value by major security type for the 111 and 118 marketable securities in an unrealized loss position as of March 31, 2022 and December 31, 2021, respectively (amounts in thousands):

	March 31, 2022
	Less than 12 Consecutive Months		12 Consecutive Months or Longer		Total
	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value
US government securities	$(9,486)	$679,680	$—	$—	$(9,486)	$679,680
Corporate notes and bonds	(6,338)	237,661	—	—	(6,338)	237,661
Total	$(15,824)	$917,341	$—	$—	$(15,824)	$917,341

	December 31, 2021
	Less than 12 Consecutive Months		12 Consecutive Months or Longer		Total
	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value
US government securities	$(2,239)	$700,318	$(5)	$17,011	$(2,244)	$717,329
Corporate notes and bonds	(1,964)	257,384	—	—	(1,964)	257,384
Total	$(4,203)	$957,702	$(5)	$17,011	$(4,208)	$974,713

The unrealized losses were attributable to changes in interest rates that impacted the value of the investments, and not increased credit risk. During the three months ended March 31, 2022, the Company received proceeds of $13.2 million, including interest, from the sale of available-for-sale marketable securities. The Company realized immaterial gains and losses as a result of such sales. There was no sale of available-for-sale marketable securities during the three months ended March 31, 2021. The Company does not intend to sell the investments that are in an unrealized loss position, nor is it more likely than not that the Company will be required to sell the investments before the recovery of the amortized cost basis, which may be its maturity. Accordingly, the Company did not record an allowance for credit losses associated with these investments.

The estimated amortized cost and fair value of available-for-sale securities by contractual maturity as of March 31, 2022 are as follows (amounts in thousands):

	March 31, 2022
	Amortized Cost	Fair Value
Due within one year	$924,910	$922,228
Due after one year and through five years	429,216	416,075
Total	$1,354,126	$1,338,303

Note 5. Balance Sheet Components

Property and Equipment

Property and equipment as of March 31, 2022 and December 31, 2021, consisted of the following (amounts in thousands):

	March 31,	December 31
	2022	2021
Computers and hardware	$3,402	$2,740
Furniture and fixtures	21,020	15,116
Lab equipment	73,498	66,953
Leasehold improvements	29,340	23,192
Construction-in-progress	120,673	101,420
Property and equipment, gross	247,933	209,421
Accumulated depreciation and amortization	(47,189)	(43,238)
Property and equipment, net	$200,744	$166,183

Depreciation and amortization expense related to property and equipment was $4.8 million and $2.2 million for the three months ended March 31, 2022 and 2021, respectively.

Accrued Liabilities

Accrued liabilities as of March 31, 2022 and December 31, 2021, consisted of the following (amounts in thousands):

	March 31,	December 31,
	2022	2021
Accrued property and equipment	$1,585	$1,815
Accrued facilities expense	2,493	1,637
Accrued professional service expense	1,316	901
Employee ESPP contribution	1,868	418
Other	1,561	1,307
Accrued liabilities	$8,823	$6,078

Other liabilities

Other liabilities as of March 31, 2022 and December 31, 2021, consisted of the following (amounts in thousands):

	March 31,	December 31,
	2022	2021
Long-term advance payments	$2,215	$315
Asset retirement obligation	3,553	—
Other liabilities	$5,768	$315

Note 6. Leases

The Company leases its headquarters, pre-pilot manufacturing facilities, other warehouse space and certain equipment, with current lease terms running through 2032. Fixed rent generally escalates each year, and the Company is responsible for a portion of the landlords’ operating expenses such as property tax, insurance and common area maintenance.

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

In June 2021, the Company amended the terms of its 2013 headquarter lease to provide for, among other things, an extension of the lease term to September 2032. Under the amended headquarter lease, the Company retained its one 60-month renewal option, which has not been included in the calculation of lease liabilities and right of use assets at the amendment date, as the exercise of the option was not reasonably certain.

In November 2021, the Company entered into lease agreements for additional premises consisting of approximately 222,000 rentable square feet of space in San Jose, California adjacent to the site of QS-0. The November 2021 leases represent an expansion of space for QS-0 and the Company’s engineering and development activities. Such leases will expire in September 2032 but include an option to extend the terms of the lease for an additional 10-year period. The November 2021 leases which commenced in November 2021 and January 2022 are classified as operating leases and the additional 10-year extension period has not been included in the calculation of the lease liability and right-of use asset at the lease inception as the exercise of the option was not reasonably certain. The remainder of the November 2021 leases commenced in April 2022.

The Company’s leases do not have any contingent rent payments and do not contain residual value guarantees.

The components of lease related expense are as follows (amounts in thousands):

	Three Months Ended March 31,
Lease cost	2022	2021
Finance lease costs:
Amortization of right-of-use assets	$718	$—
Interest on lease liabilities	600	—
Operating lease costs	2,017	596
Variable lease costs	407	104
Total lease expense	$3,742	$700

The components of supplemental cash flow information related to leases are as follows (amounts in thousands):

	Three Months Ended March 31,
	2022	2021
Operating outgoing cash flows - operating leases	$444	$569
Right-of-use assets obtained in exchange for new operating lease liabilities	21,889	690

The table below displays additional information for leases as of March 31, 2022:

March 31, 2022
Finance lease
Weighted-average remaining lease term - finance lease (in years)	10.5
Weighted-average discount rate - finance lease	6.06%
Operating lease
Weighted-average remaining lease term - operating leases (in years)	10.4
Weighted-average discount rate - operating leases	6.32%

As of March 31, 2022, future minimum payments during the next five years and thereafter are as follows (amounts in thousands):

Fiscal Year	Operating Leases	Finance Lease
2022 (remaining nine months)	$3,711	$2,419
2023	6,323	3,751
2024	7,696	5,131
2025	7,899	5,272
2026	8,135	5,417
Thereafter	50,770	33,630
Total	84,534	55,620
Less present value discount	(24,459)	(15,622)
Lease liabilities	$60,075	$39,998

As the Company’s lease agreements do not provide an implicit rate, the Company used an estimated incremental borrowing rate that will be incurred to borrow on a collateralized basis over a similar term at the lease commencement date or modification date in determining the present value of lease payments.

As discussed above, a remainder in the November 2021 leases had not commenced as of March 31, 2022. The Company did not have control over the use of the asset and the lease was not recorded as right-of-use assets or lease liabilities as of March 31, 2022. This lease commenced in April 2022 and resulted in future undiscounted payments of approximately $7.9 million over the term of the lease.

Asset Retirement Obligations

The Company establishes assets and liabilities for the present value of estimated future costs to return certain of our leased facilities to their original condition upon the termination or expiration of a lease. The recognition of an asset retirement obligation requires the Company to make assumptions and judgments including the actions required to satisfy the liability, inflation rates and the credit-adjusted risk-free rate. The initially recognized asset retirement cost is amortized using the same method and useful life as the long-lived asset to which it relates. Accretion expense is recognized over time as the discounted liability is accreted to its expected settlement value.

Note 7. Commitments and Contingencies

From time to time, and in the ordinary course of business, the Company may be subject to certain claims, charges and litigation concerning matters arising in connection with the conduct of the Company’s business activities.

Warrants Litigation

Purported Company warrantholders filed actions against the Company in the New York State Supreme Court on December 11, 2020 and December 23, 2020 and in the United States District Court for the Southern District of New York on October 26, 2021 and November 18, 2021, alleging, among other things, that they were entitled to exercise their warrants within 30 days of the closing of the Business Combination and that the preliminary and final versions of the proxy statement/prospectus/information statement dated September 21, 2020, and November 12, 2020, were misleading and/or omitted material information concerning the exercise of the warrants. The lawsuit in the New York State Supreme Court was voluntarily discontinued on account of being duplicative of the federal lawsuit brought by the same plaintiffs. The three lawsuits pending in the United States District Court for the Southern District of New York have been consolidated for the purposes of discovery and motion practice. The operative consolidated complaint, filed January 21, 2022, seeks monetary damages for alleged breach of contract, securities law violations, and fraud. QuantumScape continues to believe it has meritorious defenses to the claims and intends to defend itself vigorously.

Securities Class Action Litigation

Between January 5, 2021 and May 4, 2021, four putative class action lawsuits were filed in the United States District Court for the Northern District of California by purported purchasers of Company securities. The court consolidated the actions and appointed a lead plaintiff and counsel. Lead plaintiff filed a consolidated complaint on June 21, 2021, which alleges a purported class that includes all persons who purchased or acquired our securities between November 27, 2020 and April 14, 2021. The consolidated complaint names the Company, its Chief Executive Officer, its Chief Financial Officer, and its Chief Technology Officer as defendants. The consolidated complaint alleges that the defendants purportedly made false and/or misleading statements and failed to disclose material adverse facts about the Company’s business, operations, and prospects, including information regarding the Company’s battery technology. On January 14, 2022, defendants’ motion to dismiss the consolidated complaint was substantially denied and the case continues. QuantumScape continues to believe it has meritorious defenses to the claims and intends to defend itself vigorously.

Shareholder Derivative Litigation

Two shareholder derivative suits were also filed in February 2021 against 11 officers and directors of the Company and have been consolidated into one action, with the first-filed complaint being designated the operative one. The Company is the nominal defendant. The complaint alleges that the individual defendants breached various duties to the Company and contains additional similar allegations based on the same general allegations in the class action described immediately above. VGA is also named as a defendant in the derivative litigation. The derivative litigation is currently stayed.

For many legal matters, particularly those in early stages, the Company cannot reasonably estimate the possible loss (or range of loss), if any. The Company records an accrual for legal matters at the time or times it determines that a loss is both probable and reasonably estimable. Amounts accrued as of March 31, 2022 and December 31, 2021 were not material. Regarding matters for which no accrual has been made (including the potential for losses in excess of amounts accrued), the Company currently believes, based on its own investigations, that any losses (or ranges of losses) that are reasonably possible and estimable will not, in the aggregate, have a material adverse effect on its financial position, results of operations, or cash flows. However, the ultimate outcome of legal proceedings involves judgments, estimates, and inherent uncertainties and cannot be predicted with certainty. Should the ultimate outcome of any legal matter be unfavorable, the Company's business, financial condition, results of operations, or cash flows could be materially and adversely affected. The Company may also incur substantial legal fees, which are expensed as incurred, in defending against legal claims.

Other commitments

The Company's minimum purchase commitments consist of non-cancellable agreements through 2024 to purchase goods and services, primarily licenses and hosting services, entered into in the ordinary course of business. As of March 31, 2022, future minimum purchase commitments under the non-cancelable agreements were not material.

In April 2022, the Company entered into a supply agreement with a future minimum purchase commitment over 5 years totaling approximately $9.2 million.

Note 8. Assumed Common Stock Warrants

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

The Company recorded these warrants as liabilities on the Condensed Consolidated Balance Sheet at fair value, with subsequent changes in their respective fair values recognized in the Change in fair value of Assumed Common Stock Warrant liabilities within the Condensed Consolidated Statement of Operations and Comprehensive Income (Loss) at each reporting date prior to exercise or redemption. The Public Warrants were publicly traded and thus had an observable market price to estimate fair value, and the Private Placement Warrants were effectively valued similar to the Public Warrants. As a result, the Company recognized a $30.8 million non-cash change in fair value of Assumed Common Stock Warrant liabilities for the three months ended March 31, 2021.

All Public Warrants and Private Placement Warrants were exercised or redeemed during the year ended December 31, 2021.

Note 9. Stockholders’ Equity

As of March 31, 2022 and December 31, 2021, 1,350,000,000 shares, $0.0001 par value per share are authorized, of which, 1,000,000,000 shares are designated as Class A Common Stock, 250,000,000 shares are designated as Class B Common Stock, and 100,000,000 shares are designated as Preferred Stock.

Common Stock

Holders of the common stock are entitled to dividends when, as, and if, declared by the Board, subject to the rights of the holders of all classes of stock outstanding having priority rights to dividends. As of March 31, 2022, the Company had not declared any dividends. The holder of each share of Class A Common Stock is entitled to one vote, and the holder of each share of Class B Common Stock is entitled to ten votes.

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

Upon the closing of the Business Combination, awards under the 2010 Plan were converted at the Exchange Ratio and assumed into the 2020 Equity Incentive Award Plan (the “2020 Plan”, and together with the 2010 Plan, the “Plans”). The 2020 Plan permits the granting of awards in the form of incentive stock options, nonqualified stock options, stock appreciation rights, restricted shares, restricted share units and performance awards to employees, directors, and non-employees.

As of March 31, 2022, 62,915,959 shares of Class A Common Stock are authorized for issuance pursuant to awards under the 2020 Plan, plus any shares of Class A Common Stock subject to stock options, restricted stock units or other awards that were assumed in the Business Combination and terminate as a result of being unexercised or are forfeited or repurchased by the Company, with the maximum number of shares to be added to the 2020 Plan equal to 69,846,580 shares of Class A Common Stock.

Stock Options

Stock option activity under the Plans, including the EPA Program discussed below is as follows:

	Number of Shares Outstanding (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Intrinsic value (in thousands)
Balance as of December 31, 2021(1)	53,078	$7.74	—
Cancelled and forfeited	(56)	2.38	—
Exercised	(870)	1.54	—
Balance as of March 31, 2022	52,152	$7.85	6.57	$677,907
Vested and expected to vest as of March 31, 2022(2)	43,334	$4.76	5.93	$677,907
Vested and exercisable as of March 31, 2022	31,271	$1.58	4.87	$575,618

(1) This includes 14.7 million options granted in December 2021 pursuant to the EPA Program.

(2) This includes 5.9 million options granted pursuant to the EPA Program that are currently expected to vest. None of the options granted pursuant to the EPA Program were vested and exercisable as of March 31, 2022.

There were no options granted during the three months ended March 31, 2022 or March 31, 2021. The aggregate intrinsic value of options exercised during the three months ended March 31, 2022 and 2021 was $12.8 million and $130.6 million, respectively.

Stock-based compensation expense is based on the grant-date fair value. The Company recognizes compensation expense for all stock-based awards with only service conditions on a straight-line basis over the requisite service period of the awards, which is generally the option vesting term of four years. Excluding options granted pursuant to the EPA Program, as of March 31, 2022, the Company had stock-based compensation of $11.7 million related to unvested stock options not yet recognized that are expected to be recognized over an estimated weighted average period of 2.2 years.

EPA Program

In December 2021, the Company granted stock options for the purchase of an aggregate of approximately 14.7 million shares of the Company's Class A common stock to the Company's Chief Executive Officer and other members of the Company’s management team pursuant to the EPA Program that was approved by the Company's stockholders in December 2021. There are 2.1 million remaining shares that may be granted under the EPA Program within the one-year anniversary of the initial grant. The EPA Program consists of five equal tranches (each a “Tranche”) that vest if the Company meets certain business milestones (performance conditions) and stock price targets (market conditions).

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

The Company accounts for the compensation expense associated with each tranche when it determines that achievement of a related business milestone is considered probable. As of March 31, 2022, two tranches were considered probable.

For the three months ended March 31, 2022, the Company recorded stock-based compensation expense of $13.6 million related to the EPA Program. As of March 31, 2022, the Company had approximately $103.6 million of total unrecognized stock-based compensation expense for the business milestones currently considered probable of achievement, which will be recognized over an estimated weighted-average period of 2.2 years. As of March 31, 2022, the Company had approximately $182.8 million of total unrecognized stock-based compensation expense for the business milestones currently considered not probable of achievement.

Restricted Stock Units

Restricted stock unit activity under the Plans are as follows:

	Number of Restricted Stock Units (in thousands)	Weighted Average grant date fair value
Balance as of December 31, 2021	10,555	$14.48
Granted	2,013	16.13
Vested	(1,195)	15.81
Forfeited	(157)	13.52
Balance as of March 31, 2022	11,216	$14.64

The fair value of restricted stock units which vested during the three months ended March 31, 2022 and March 31, 2021 was $20.9 million and $110.0 million, respectively.

As of March 31, 2022, unrecognized compensation costs related to restricted stock units granted were $152.2 million and are expected to be recognized over a weighted average period of 3.0 years.

Stock-Based Compensation Expense

Total stock-based compensation expense recognized in the accompanying Condensed Consolidated Statements of Operations and Comprehensive Loss for all equity awards is as follows (amounts in thousands):

	Three Months Ended March 31,
	2022	2021
Research and development	$13,237	$6,367
General and administrative	15,244	5,309
Total stock-based compensation expense	$28,481	$11,676

Note 10. Earnings (Loss) Per Share

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

The following table sets forth the computation of basic and diluted earnings (loss) per Class A Common Stock and Class B Common Stock (amounts in thousands, except per share amounts):

	Three Months Ended March 31,
	2022	2021
Numerator:
Net loss attributable to common stockholders	$(90,352)	$(75,079)
Denominator:
Weighted average Class A and Class B Common Stock outstanding - Basic and Diluted	429,335	368,784
Net loss per share attributable to Class A and Class B Common stockholders - Basic and Diluted	$(0.21)	$(0.20)

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

The following table presents the potential common stock outstanding that was excluded from the computation of diluted net loss per share of common stock as of the periods presented because including them would have been antidilutive (amounts in thousands):

	As of March 31,
	2022	2021
Warrants	—	8,660
Options outstanding	52,152	52,065
Restricted stock units(1)	11,216	12,473
VGA contingent purchase commitment(2)	—	15,221
Total	63,368	88,419

(1) Restricted stock units as of March 31, 2021 include 570 thousand shares vested but not issued, subject to Hart-Scott-Rodino Antitrust Improvements (HSR) clearance as of March 31, 2021.
(2) This refers to VGA's commitment to purchase 15.2 million shares of Class A Common Stock for $100.0 million subject to certain conditions including the achievement of a specified technical milestone by March 31, 2021. The 15.2 million shares were issued in April 2021.

Note 11. Joint Venture and Redeemable Non-Controlling Interest

As described in Note 2, on September 11, 2018, the Company entered into a JVA with VWGoA and VGA and formed QSV. The Company determined the entity was a VIE with a related party, and the Company’s operations were more closely associated with QSV. As such, the Company consolidates QSV for financial reporting purposes, and a non-controlling interest is recorded for VGA’s interest in the net assets and operations of QSV’s operations to the extent of the VGA investment. The Company’s Condensed Consolidated Balance Sheet includes $3.4 million cash and cash equivalents and less than $0.1 million of prepaid expenses of QSV as of March 31, 2022 and December 31, 2021. Although the Company has consolidated the net assets of QSV, it has no right to the use of those assets for its standalone operations.

The following table sets forth the change in redeemable non-controlling interest for the three months ended March 31, 2022 and 2021 (amounts in thousands):

Redeemable Non-Controlling Interest
Balance as of December 31, 2021	$1,693
Net loss attributable to redeemable non-controlling interest in QSV	(1)
Balance as of March 31, 2022	$1,692

Redeemable Non-Controlling Interest
Balance as of December 31, 2020	$1,704
Net loss attributable to redeemable non-controlling interest in QSV	(10)
Balance as of March 31, 2021	$1,694

In May 2020, the Company amended the JVA and other related agreements regarding QSV in connection with VGA’s investment of $200.0 million in the Company’s Series F convertible preferred stock. The Company determined the amendments represented a reconsideration event and determined that QSV is still a variable interest entity. As the significance and nature of the business of QSV continues to be more aligned with the core business of the Company and the Company continues to absorb a majority of the variability associated with QSV’s anticipated economic performance, the Company continues to be the related party most closely associated with QSV.

In September 2020, the Company entered into an agreement with VWGoA under which the Company agreed to reserve $134.0 million from the aggregate proceeds of the Series F Preferred Stock financings and the Business Combination to fund its expected equity contributions to QSV, which amounts are included in cash and cash equivalents in the accompanying Condensed Consolidated Balance Sheet as of March 31, 2022.

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

The following discussion and analysis should be read in conjunction with our unaudited condensed consolidated financial statements and the related notes appearing elsewhere in this Report. This discussion may contain forward-looking statements based upon current expectations that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth in the section titled “Risk Factors” as set forth in this Report. Unless the context otherwise requires, references in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” to “Legacy QuantumScape”, “the Company”, “we”, “us” and “our” refer to the business and operations of Legacy QuantumScape and its consolidated subsidiaries prior to the Business Combination and to QuantumScape Corporation and its consolidated subsidiaries, following the closing of the Business Combination.

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

We are a development stage company with no revenue to date, have incurred a net loss from operations of approximately $90.7 million for the three months ended March 31, 2022 and an accumulated deficit of approximately $2.1 billion from our inception through March 31, 2022. We expect to incur significant expenses and continuing losses for the foreseeable future.

Key Trends, Opportunities and Uncertainties

We are a pre-revenue company. We believe that our performance and future success depend on several factors that present significant opportunities for us but also pose significant risks and challenges, including those discussed below and in the section titled “Risk Factors” appearing elsewhere in this Report.

Product Development

We are developing our battery technology with the goal of beginning commercialization between 2024 and 2025 via the production of C-sample battery cells made available for sale to a third party. We have demonstrated capabilities of our solid-state separator and battery technology in single-layer, four-layer, 10-layer, and 16-layer solid-state cells. We are now working to develop A-sample battery cells, to validate the performance of these cells and to continue to improve yield and performance of our battery cells.

Our research and development currently includes programs for the following areas:

•
Multi-layering. We are working to continue increasing the number of layers in our cells. We have demonstrated capabilities of our solid-state separator and battery technology in single-layer, four-layer, and 10-layer solid-state cells in commercially relevant areas (ranging from approximately 60x75mm to 70x85mm). In February 2022, we announced early cycling test results for 16-layer cells also in commercially relevant areas. In April 2022, we announced 16-layer cell cycling results in our proprietary new cell form factor. In order to advance the maturity of our prototype cells and produce commercially-viable solid-state battery cells, we must produce battery cells with dozens of layers, the exact number of which depends on our customers’ requirements. We are targeting two to four dozen layers for our A-sample battery cells and additional layers for our B-sample battery cells – depending upon customer preference, cell design considerations, and other factors. We will need to overcome the developmental challenges to increase the layer count and implement the appropriate cell design for our solid-state battery cell.
•
Continued improvement in the quantity, quality and consistency of our solid-state separator. We are working to improve the quantity, quality and consistency of our solid-state separators, to further improve, among other things, the cycling behavior, power, operating conditions of our cells and to continue to reduce separator thickness.
•
Improvement of our separator manufacturing process. We have selected a method of continuous processing found at scale in both the battery and ceramic industries and are working on continuous improvement of this process, including better consistency and higher throughput. In addition, we are exploring other approaches to improve the output and performance of our separator manufacturing. Regarding consistency, tightening the variability of separator quality results in better yield. Regarding throughput, increasing the volume of separator production results in the increased quantities required for higher layer counts and delivery of more test cells to prospective customers. We are automating our manufacturing process and purchasing larger-scale manufacturing equipment. We will need to substantially improve our manufacturing processes to increase throughput required for higher layer counts and to achieve the cost, performance and volume levels required for commercial shipments.

•
Continued improvement of the cathode. Our cathodes use a conventional cathode active material such as NMC mixed with a catholyte. We plan to benefit from industry cathode chemistry improvements and/or cost reduction, which in the future may include use of other cathode active materials, including cobalt-free compositions, including LFP, as well as cathode processing advances such as dry electrode processing. Over the years, we have developed catholytes made of differing mixtures of organic polymer and organic liquid electrolyte to optimize performance across multiple metrics such as voltage, temperature, power, and safety, among others. We continue to test solid, gel and liquid catholytes in our cells. The solid catholyte is part of our ongoing research and development investigation into inorganic catholytes. Our solid-state catholyte platform is being designed to enable high rates of charge and discharge for even thicker cathode electrodes, which when combined with a lithium-metal anode, may further increase cell energy densities.

Our team of over 600 scientists, engineers, technicians, and other staff is highly motivated and committed to solving these challenges ahead. However, any delays in the completion of these tasks will require additional cash use and delay market entry. As we grow our team, expand the size of our engineering line capacity, and build-out and bring up our QS-0 and QS-1, our rate of cash utilization will also increase significantly.

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

Continued expansion of the throughput and capability of our San Jose engineering line and QS-0 serves two purposes. First, the engineering line and QS-0 are intended to provide a sufficient quantity of solid-state separators and cells for internal development, customer sampling (including pre A-sample, A-sample, and B-sample cells), and marking the start of commercialization via production of C-sample cells made available for sale to a third party. And second, our San Jose engineering line and QS-0 are intended to provide the basis for continued manufacturing process development and help inform tool selection and specifications for equipment for QS-1. Delays in the successful buildout of our San Jose engineering line and QS-0 may impact both our development and the QS-1 timelines.

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

Commercialization and Market Focus

As noted above, we will continue developing our battery technology with the goal of enabling customer prototype sampling in 2022, samples for use in test cars in 2023, and commercialization through the production of C-sample battery cells made available for sale to a third party, between 2024 and 2025. We are currently targeting the initial production of C-sample battery cells at QS-0. We have demonstrated the performance capabilities of our solid-state separator and battery technology in single-layer, four-layer, and 10-layer solid-state cells and more recently announced early cycling test results of 16-layer solid-state cells, in each case in commercially relevant areas (ranging approximately from 60x75mm to 70x85mm). We will work to continue improving quality, consistency, and throughput and optimize all components of the cell. We will continue to work to further develop and validate the volume manufacturing processes to enable high volume manufacturing and minimize manufacturing costs. The funds available to us will enable us to expand and accelerate research and development activities and undertake additional initiatives. Finally, we will continue to use and expand on our engineering line in San Jose to prepare for high volume manufacturing, to continue to order QS-0 equipment and prepare our QS-0, and to plan our QS-1 through our joint venture partnership with Volkswagen.

QS-1 to be built and run by QSV and the subsequent QS-1 Expansion, would represent a small fraction of Volkswagen’s demand for batteries and implies vehicle volumes under 2.5% of Volkswagen’s total production in 2021, assuming a 100kWh battery pack size. Our goal is to significantly expand the production capacity of the joint venture, in partnership with Volkswagen, to meet more of their projected demand. While Volkswagen is the first automotive original equipment manufacturer (“OEM”) that we signed an agreement with the goal of commercializing vehicles using our battery technology, we intend to work closely with other OEMs to make our solid-state battery cells widely available over time. We recently signed an agreement with a fourth OEM, a top ten automaker by global revenues in which the OEM agreed to collaborate with us on the validation and testing of our solid-state battery cells with the goal of us providing such cells to the OEM for inclusion into pre-production prototype vehicles and ultimately into serial production vehicles. The agreement follows testing of the Company’s early-stage cells by the OEM in its labs. We are currently focused on automotive EV applications, which have among the most stringent sets of requirements for batteries. However, we recognize that our solid-state battery technology has applicability in other large and growing markets including stationary storage and consumer electronics such as smartphones and wearables and will explore opportunities in those areas as appropriate.

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

COVID-19

Beginning in March 2020, the COVID-19 pandemic and the measures imposed to contain this pandemic have disrupted and may continue to impact the Company’s business. In California, many of the COVID-19 restrictions have been removed, but there is concern that some or all of these restrictions may be reimposed if there are new variants (which may be more contagious or severe and may be less responsive to vaccines or treatments) and resurgences of COVID-19 cases. The magnitude of the impact of the COVID-19 pandemic on the Company’s productivity, results of operations and financial position, and its disruption to the Company’s business and battery development and timeline, will depend in part, on the length and severity of these restrictions and on the Company’s ability to conduct business in the ordinary course.

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

Operating Expenses

Research and Development Expense

To date, our research and development expenses have consisted primarily of personnel-related expenses for scientists, experienced engineers and technicians as well as costs associated with the expansion and ramp up of our engineering and QS-0 facilities in San Jose, including the material and supplies to support the product development and process engineering efforts. As we ramp up our engineering operations to complete the development of our solid-state, lithium-metal batteries and required process engineering to meet automotive cost targets, we anticipate that research and development expenses will increase significantly for the foreseeable future as we expand our hiring of scientists, engineers, and technicians and continue to invest in additional plant and equipment for product development (e.g. multi-layer cell stacking, packaging engineering), building prototypes, and testing of battery cells as our team works to meet the full set of automotive product requirements. We also recognized significant non-cash stock-based compensation to employees directly involved in research and development activities. For stock-based compensation awards with performance and market conditions, such as the awards granted under our Extraordinary Performance Award Program (the “EPA Program”) in December 2021, the non-cash expense recognized is based on a probability assessment of the performance conditions, and as such, we expect research and development expenses to fluctuate in the future as the performance conditions are re-assessed at each reporting period. Further, should the stated market conditions of the EPA Program grants be achieved prior to the expected achievement period, we would accelerate the stock-based compensation expense recognized, which could result in significant fluctuations in research and development expense recognized in the future. For more information on the EPA Program and grants thereunder, see Note 9 to our audited consolidated financial statements elsewhere in this Report.

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

Other Income (Expense)

Interest Expense

Interest expense consists primarily of interest expense associated with our QS-0 facility lease.

Interest Income

Interest income consists primarily of interest income from marketable securities.

Other Income (Expense)

Our other income (expense) consists of miscellaneous income and expenses such as the gain on the disposal of fixed assets.

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

Results of Operations

Comparison of the Three Months Ended March 31, 2022 to the Three Months Ended March 31, 2021

The following table sets forth our historical operating results for the periods indicated (amounts in thousands):

	Three Months Ended March 31,		$	%
	2022	2021	Change	Change
Operating expenses:
Research and development	$61,345	$29,465	$31,880	108%
General and administrative	29,312	15,210	14,102	93%
Total operating expenses	90,657	44,675	45,982	103%
Loss from operations	(90,657)	(44,675)	(45,982)	103%
Other income (loss):
Interest expense	(600)	—	(600)	100%
Interest income	816	247	569	230%
Change in fair value of assumed common stock warrant liabilities	—	(30,764)	30,764	(100)%
Other income	88	103	(15)	(15)%
Total other income (loss):	304	(30,414)	30,718	(101)%
Net loss	(90,353)	(75,089)	(15,264)	20%
Less: Net loss attributable to non-controlling interest	(1)	(10)	9	(90)%
Net loss attributable to common stockholders	$(90,352)	$(75,079)	$(15,273)	20%

Research and Development

The increase in research and development expense in the three months ended March 31, 2022 compared to the three months ended March 31, 2021 primarily resulted from the $12.0 million increase in personnel cost due to the growth in research and development headcount to support technology development, an increase of $2.7 million in material supplies and equipment maintenance to support the increase of research and development cell builds in our commercial form factor, an increase of $3.6 million related to depreciation and amortization, an increase of $4.1 million in facility expenses primarily related to the QS-0 facility and a $2.5 million increase in professional fees, administrative expenses and outside services to support the growth in product development and process engineering efforts. Additionally, non-cash stock-based compensation expense increased by $6.9 million from $6.4 million for the three months ended March 31, 2021 to $13.2 million for the three months ended March 31, 2022 primarily due to the effect of restricted stock unit (“RSU”) granted subsequent to March 31, 2021 and the EPA Program grants in December 2021.

General and Administrative

The increase in general and administrative expenses in the three months ended March 31, 2022 compared to the three months ended March 31, 2021 primarily resulted from the $2.8 million increase in professional fees and other corporate expenses due to costs associated with business growth and an increase of $1.4 million in personnel costs due to the headcount increase to support business growth. Additionally, non-cash stock-based compensation expense increased by $9.9 million, from $5.3 million for the three months ended March 31, 2021 to $15.2 million for the three months ended March 31, 2022 primarily due to the effect of RSUs granted subsequent to March 31, 2021 and the EPA Program grants in December 2021.

Interest Expense

The increase in interest expense during the three months ended March 31, 2022 was due to the interest expense associated with a finance lease, which commenced in May 2021.

Interest Income

The increase in interest income during the three months ended March 31, 2022 compared to the three months ended March 31, 2021 was due to an increase in investments in marketable securities.

Change in Fair Value of Assumed Common Stock Warrant Liability

The change in fair value of Assumed Common Stock Warrant liabilities was due to the change in the estimated non-cash fair value of the Public and Private Placement Warrants at the end of each reporting period or through the exercise of the warrants.

All Assumed Common Stock Warrants were exercised or redeemed as of December 31, 2021, and there was no remaining liability for Assumed Common Stock Warrants as of December 31, 2021.

Liquidity and Capital Resources

As of March 31, 2022 and December 31, 2021, our principal sources of liquidity were our cash and cash equivalents and marketable securities in the amount of approximately $1.3 billion and $1.4 billion, respectively. Our cash equivalents are invested in U.S. money market funds, U.S. Treasury bonds and commercial paper. Our marketable securities are invested in U.S. Treasury notes and bonds, commercial paper, and corporate notes and bonds.

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

Cash Flows

The following table provides a summary of our cash flow data for the periods indicated (amounts in thousands):

	Three Months Ended March 31,
	2022	2021
Net cash used in operating activities	$(47,401)	$(21,536)
Net cash provided by investing activities	8,427	97,839
Net cash provided by financing activities	1,287	572,822

Cash Flows from Operating Activities

Our cash flows used in operating activities to date have been primarily driven by the growth in our underlying business to support the research and development of our next generation of battery technology. As we continue to ramp up hiring for technical headcount to accelerate our engineering efforts ahead of starting the pre-pilot and pilot line operations, we expect our cash used in operating activities to increase significantly before we start to generate any material cash flows from our business. To support our research and development activities and our plan to expand our pre-pilot manufacturing capability, we are expecting cash payments of $5.0 million during the next twelve months and $79.5 million thereafter for the operating lease commitments as of March 31, 2022. The lease commenced in April 2022 results in cash payments of $0.4 million in the next twelve months and $7.5 million thereafter. From time to time we also enter into non-cancellable service and purchase commitments. We are expecting cash used in operating activities to include payments of $0.8 million in the next twelve months and $1.2 million thereafter through 2024 for our non-cancellable service commitments as of March 31, 2022 and payments of $0.5 million in the next twelve months and $8.7 million thereafter for the non-cancellable purchase commitment we entered into in April 2022. As we complete the development of our solid-state, lithium-metal batteries and required process engineering to meet automotive cost targets, we anticipate that research and development operating expenses will increase significantly for the foreseeable future.

Cash used in operating activities for the three months ended March 31, 2022 was primarily driven by a net loss of $90.4 million offset by non-cash of $28.5 million related to stock-based compensation, non-cash expense of $2.2 million related to amortization of premiums and accretion of discounts on marketable securities, and non-cash expense of $4.7 million related to depreciation and amortization. This was partially offset by a net increase of $2.7 million in accounts payable and total accrued liabilities. The increase in accounts payable and accrued liabilities was driven by higher period-over-period spending in payroll, materials and supplies, professional services and general and administrative to support the growth of the business, specifically in the research and development of our battery technology.

Cash used in operating activities for the three months ended March 31, 2021 was primarily driven by a net loss of $75.1 million offset by the non-cash expenses including $30.8 million for the change in fair value of Assumed Common Stock Warrant liabilities, $11.7 million related to stock-based compensation expense, $2.4 million related to amortization of premiums and accretion of discounts on marketable securities, and $2.2 million related to depreciation and amortization expense.

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

Cash provided by investing activities for the three months ended March 31, 2022 primarily consists of the maturity and sale of marketable securities of $218.5 million and $13.1 million, respectively, offset by $183.9 million used for the purchase of marketable securities. Cash provided by investing activities also reflects $39.3 million of cash used for various leasehold improvements, fixtures and structures, lab equipment, office and software to primarily support our R&D activities.

Cash provided by investing activities for the three months ended March 31, 2021 primarily consists of proceeds from the maturities of marketable securities of $111.0 million. These proceeds were offset by $13.3 million of cash used for various property and equipment expenditures.

Cash Flows from Financing Activities

Our cash flows from financing activities primarily consist of proceeds from the exercise of stock options. Finance lease commitment for QS-0 will result in net cash payments of $2.4 million in the next twelve months and payments of $53.2 million thereafter.

Cash provided by financing activities during the three months ended March 31, 2022 is primarily due to $1.3 million received from the exercise of stock options.

Cash provided by financing activities during the three months ended March 31, 2021 is primarily related to $463.8 million in net proceeds received from the March 2021 Public Offering, $109.1 million received from the exercise of Public Warrants, and approximately $0.9 million received from the exercise of stock options.

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

Recent Accounting Pronouncements

See Note 3 to the condensed consolidated financial statements in this Report for more information about recent accounting pronouncements, the timing of their adoption, and, to the extent it has made one, of their potential impact on our financial condition and its results of operations and cash flows.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes to the Company’s market risk during the three months ended March 31, 2022. For a discussion of the Company’s exposure to market risk, refer to the Company’s market risk disclosures set forth in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” of our Annual Report.

Item 4. Controls and Procedures.

Limitations on Effectiveness of Controls and Procedures

In designing and evaluating our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”), management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Report. Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of March 31, 2022, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended March 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

Information regarding legal proceedings is available in Note 7 to the condensed consolidated financial statements in this Report.

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

•
We face significant challenges in our attempt to develop a solid-state battery cell and produce it at high volumes with acceptable quality, consistency, throughput and cost. The pace of development in materials science is often not predictable, and we may encounter delays and cost overruns related to planning, permitting, construction, equipment installation, utilities infrastructure installation and operations start-up of our manufacturing facilities. Delays or failures in accomplishing these and other development objectives, including delays in delivering battery cell samples to our customers, may delay or prevent successful commercialization of our products.
•
We may not be able to establish supply relationships for necessary materials, components or equipment or may be required to pay more than anticipated for components or equipment, which could delay the introduction of our product and negatively impact our business.
•
If our batteries fail to perform as expected, our ability to develop, market and sell our batteries could be harmed.
•
Our relationship with Volkswagen is subject to various risks which could adversely affect our business and future prospects. There are no assurances that we will be able to meet Volkswagen’s time, cost, performance and volume requirements, or commercialize solid-state batteries from our joint development relationship with Volkswagen.
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

The following risk factors apply to our business and operations. These risk factors are not exhaustive, and investors are encouraged to perform their own investigation with respect to our business, financial condition, and prospects. We may face additional risks and uncertainties that are not presently known to us, or that we currently deem immaterial, which may also impair our business. The following discussion should be read in conjunction with the financial statements and notes to the financial statements included elsewhere in this Report.

Risks Related to Our Technology Development and Scale-Up

We face significant challenges in our attempt to develop a solid-state battery cell and produce it at high volumes with acceptable quality, consistency, throughput, and costs. The pace of development in materials science is often not predictable and we may encounter delays and cost overruns related to planning, permitting, construction, equipment installation, utilities infrastructure installation and operations start-up of our manufacturing facilities. Delays or failures in accomplishing these and other development objectives may delay or prevent successful commercialization of our products.

Developing lithium-metal solid-state batteries that meet the requirements for wide adoption by automotive OEMs is a difficult undertaking and, as far as we are aware, has never been done before. We are still in development stage and face significant challenges in completing development of our multi-layer battery cells and in producing battery cells in commercial volumes. Some of the development challenges that could prevent the introduction of our solid-state battery cell include difficulties with increasing the quality, consistency and throughput of our separators and cells, increasing the size and layer count of our multi-layer cells, increasing manufacturing to produce the volume of cells needed for our technology development and customer applications, installing, bringing up and optimizing higher volume manufacturing equipment, packaging design and engineering to ensure adequate cycle life, pressure management, cost reduction, completion of the rigorous and challenging specifications required by our automotive partners, including but not limited to, calendar life, mechanical testing, and abuse testing and development of the final manufacturing processes.

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

To achieve target energy density, we need to assemble our solid-state layers into a multi-layer format, which is enclosed within a single battery package. Depending upon our customer’s requirements, our battery cell may require dozens of layers within each battery package. We have tested single-layer, four-layer, 10-layer and 16-layer cells in commercially relevant areas that measure approximately 60x75mm to 70x85mm, but we must make multi-layer cells in commercially relevant areas. We are targeting two to four dozen layers for our A-sample battery cells and additional layers for our B-sample battery cells – depending upon customer preference, cell design considerations, and other factors – and to produce these cells at a high yield without compromising performance, and while solving related packaging challenges in a way that is scalable and low-cost. There are significant engineering and mechanical challenges that we must overcome to build our multi-layer battery cells. In addition, we will need to acquire certain tools that we currently do not possess and develop the manufacturing process necessary to make these multi-layer battery cells in high volume. If we are not able to overcome these developmental hurdles in building our multi-layer cells, our business is likely to fail.

We are evaluating multiple cathode material compositions for inclusion in our solid-state battery cells and have not yet finalized the cathode composition or formulation, or the design of related cell assembly components. We also have not validated that the current cell design meets all automotive requirements. We have not yet validated a manufacturing process or acquired the tools necessary to produce high volumes of our cathode electrode or related cell assembly components that meet all commercial requirements. If we are not able to overcome these developmental and manufacturing hurdles our business likely will fail.

Even if we complete development and achieve volume production of our solid-state battery, if the cost, performance characteristics or other specifications of the battery fall short of our targets, our sales, product pricing and margins would likely be adversely affected.

In addition, we must advance our manufacturing processes to include more automation, such as automated stackers, and to use higher volume tools and processes, such as moving to larger continuous flow equipment. We must also continue process development and innovation efforts towards substantially shortening cycle time, improving process control, and reducing consumables (including energy usage), towards the target end goal of increasing the throughput, quality, and reliability of our solid-state separators and battery cells. We may encounter delays or unexpected challenges in the delivery, installation and operation of the new equipment. Examples include global supply chain issues that impact our equipment suppliers, supplier non-performance, equipment damage in transit, and COVID-19 related delays. Further, we must build QS-0 to expand our capacity to produce engineering samples or prototype cells needed for our development work and to supply additional cells to prospective customers for testing. We could encounter significant delays and cost overruns related to planning, permitting, construction, equipment installation and qualification, utilities infrastructure installation, and operations start-up of our manufacturing facilities, including QS-0. For example, we have experienced short-term power outages at our San Jose engineering line and proposed QS-0 facility, and we are working with our local utility company to increase electrical power supply to levels sufficient to meet our planned power demands; recent delays associated with material shortage and backups at key shipping ports could impact the capacity at which we can run the facility; and certain of our construction contractors have previously reported delays due to labor strikes of their employees that have been resolved. We must substantially improve our manufacturing processes to increase yield and throughput to achieve the cost, performance and volume levels required for commercial shipments. In addition, our multi-layer battery cells must simultaneously satisfy all of the commercial and safety requirements of our customers.

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

We rely on third-party suppliers for components and equipment necessary to develop and manufacture our solid-state batteries, including key supplies, such as our cathode material and manufacturing tools for both our separator and solid-state battery cells. We are collaborating with key suppliers but have not yet entered into agreements for the supply of production quantities of these materials. To the extent that we are unable to enter into commercial agreements with these suppliers on beneficial terms, or these suppliers experience difficulties ramping up their supply of materials to meet our requirements, the introduction of our battery will be delayed. To the extent our suppliers experience any delays in providing or developing the necessary materials, we could experience delays in delivering on our timelines. For example, we have previously experienced minor disruptions to the supply of process gas due to the shortage of truck drivers related to the COVID-19 pandemic and have also experienced disruption to the supply of petroleum-derived products as a result of the February 2021 North American cold wave that shut down refineries and other facilities. The current geopolitical uncertainty has also led to an increase in the price of petroleum and petroleum-derived products, which in turn could adversely affect the cost of manufacturing, input material pricing and logistics costs.

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

In addition, the Russian invasion of Ukraine could lead to disruption, instability and volatility in global markets and industries that could negatively impact our operations and our supply chain. The U.S. government and other governments have already imposed severe sanctions and export controls against Russia and Russian interests and may yet impose additional sanctions and controls. The impact of these measures, as well as potential responses to them by Russia, is currently unknown and they could adversely affect our business, supply chain, partners or customers. The recent surge in the number of coronavirus cases in China and the resultant lockdown in some cities, including Shenzhen and Shanghai, has also begun to adversely affect supply chains and may impact our ability to access materials timely in the event such supply chain disruptions continue.

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

In particular, while we have estimated that eliminating the anode host material and the associated manufacturing costs will provide a savings in production at scale compared to the costs of building traditional lithium-ion batteries at leading manufacturers, that estimate is subject to numerous assumptions and uncertainties. To achieve those savings, we will need to achieve significant cost savings in battery design and manufacturing, in addition to the cost savings associated with the elimination of an anode from our solid-state battery cells, while controlling costs associated with the manufacture of our solid-state separator, including achieving substantial improvements in throughput and yield required to hit commercial targets. Further, we will need to capture industry cost savings in the materials, components, equipment, and processes that we share, notably in the cathode, cell design, and factory. We cannot be certain that we will achieve these cost savings or that future efficiency improvements in lithium-ion battery manufacturing will not reduce or eliminate these estimated cost savings.

We rely on complex machinery for our operations, and production involves a significant degree of risk and uncertainty in terms of operational performance and costs.

We rely heavily on complex machinery for our operations and the production of our solid-state battery cells, and this equipment has not yet been qualified to operate at large-scale manufacturing. The work required to integrate this equipment into the production of our solid-state battery cells is time intensive and requires us to work closely with the equipment provider to ensure that it works properly for our unique battery technology. This integration work will involve a significant degree of uncertainty and risk and may result in a delay in the scaling up of production or result in additional cost to our battery cells.

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

The commercial terms of the purchase by Volkswagen of the output of the joint venture will depend on the performance of our solid-state battery and the demand for the vehicles that Volkswagen develops to utilize the solid-state battery cells that will be produced by the joint venture. If we cannot complete the development of our solid-state battery cells, if Volkswagen does not select our solid-state battery cell for commercialization or if there is a delay in the introduction of the Volkswagen vehicles that intend to use our solid-state battery cells, our business will be harmed.

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

Concentration of ownership among a few stockholders and our executive officers, directors and their affiliates may prevent other stockholders from influencing significant corporate decisions.

As of March 31, 2022, our executive officers, directors and their affiliates as a group and each of our stockholders who own 5% or more of our outstanding Class A Common Stock or our Class B Common Stock, in the aggregate, beneficially own approximately 31.3% of our Class A Common Stock and 96.3% of our Class B Common Stock outstanding, representing approximately 78.4% of the vote. As a result, these stockholders will be able to exercise a significant level of control over all matters requiring stockholder approval, including the election of directors, any amendment of our Amended and Restated Certificate of Incorporation (the “Certificate of Incorporation”) and approval of significant corporate transactions. In addition, Volkswagen holds the right to designate two directors to our Board. This control could have the effect of delaying or preventing a change of control or changes in our management and will make the approval of certain transactions difficult or impossible without the support of these stockholders and of their votes.

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

Patent, trademark and trade secret laws vary significantly throughout the world. A number of foreign countries do not protect intellectual property rights to the same extent as do the laws of the United States. Government actions may also undermine our intellectual property rights. For example, a decree was adopted by the Russian government in March 2022, allowing Russian companies and individuals to exploit inventions owned by patentees from the United States without consent or compensation. Therefore, our intellectual property rights may not be as strong or as easily enforced outside of the United States and efforts to protect against the unauthorized use of our intellectual property rights, technology and other proprietary rights may be more expensive and difficult outside of the United States. Failure to adequately protect our intellectual property rights could result in our competitors using our intellectual property to offer products, potentially resulting in the loss of some of our competitive advantage and a decrease in our revenue which would adversely affect our business, prospects, financial condition and operating results.

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

Many automotive OEMs and a number of battery technology companies are researching and investing in solid-state battery efforts and, in some cases, in battery development and production. There are a number of companies seeking to develop alternative approaches to solid-state battery technology, including lithium-metal batteries. We expect competition in battery technology and EVs to intensify due to increased demand for these vehicles and a regulatory push for EVs, continuing globalization, and consolidation in the worldwide automotive industry. Developments in alternative technologies or improvements in battery technologies made by competitors may materially adversely affect the sales, pricing and gross margins of our batteries. If a competing technology is developed that has superior operational or price performance, our business will be harmed. Similarly, if we fail to accurately predict and ensure that our battery technology can address customers’ changing needs or emerging technological trends, or if our customers fail to achieve the benefits expected from our solid-state batteries, our business will be harmed.

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

We incurred a loss from operations of approximately $90.7 million and net loss of approximately $90.4 million for the three months ended March 31, 2022 and an accumulated deficit of approximately $2.1 billion from our inception in 2010 through March 31, 2022. We believe that we will continue to incur operating losses each quarter until at least the time we begin significant production of our lithium-metal solid-state batteries, and such production is not expected to occur in the near future.

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

We face various risks related to epidemics, pandemics, and other outbreaks, including the COVID-19 pandemic. The impact of COVID-19, including changes in consumer and business behavior, pandemic fears and market downturns, and restrictions on business and individual activities, has created significant volatility in the global economy and led to reduced economic activity. The spread of COVID-19 has also impacted our potential customers and our suppliers by disrupting the manufacturing, delivery and overall supply chain of battery, EV and equipment manufacturers and suppliers and has led to a global decrease in battery and EV sales in markets around the world.

The pandemic has resulted in government authorities implementing numerous measures to try to contain the virus, such as travel bans and restrictions, quarantines, stay-at-home or shelter-in-place orders, and business shutdowns. For example, employees at our headquarters located in San Jose, California were subject to a stay-at-home order from the state and local governments. These measures limited operations in our San Jose headquarters and have and may continue to adversely impact our employees, research and development activities and operations and the operations of our suppliers, vendors and business partners, and may negatively impact our sales and marketing activities. In addition, various aspects of our business cannot be conducted remotely, including many aspects of the development and manufacturing of our solid-state material and our battery cells. Government authorities have vacillated between the easing of restrictive measures and reinstating such measures or threatening to do so based on the current severity of the pandemic and the reinstatement of any such measures may adversely affect our future manufacturing plans, sales and marketing activities, business and results of operations. We may be required to take further actions as may be required by government authorities or that we determine are in the best interests of our employees, suppliers, vendors and business partners.

The extent to which the COVID-19 pandemic continues to impact our business, prospects and results of operations will depend on future developments, which are highly uncertain and cannot be predicted, including the duration and spread of the pandemic, the actions to contain the virus or treat its impact, including the distribution and administration of effective vaccines, the severity of breakthrough cases and COVID-19 variants, including potentially vaccine-resistant variants, and how quickly and to what extent normal economic and operating activities can resume. Even after the COVID-19 pandemic has subsided, we may continue to experience an adverse impact to our business as a result of the global economic impact, including any recession that has occurred or may occur in the future.

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

We may be involved in a variety of litigation, other claims, suits, regulatory actions or government investigations and inquiries and commercial or contractual disputes that, from time to time, are significant. See Note 7 to the condensed consolidated financial statements in this Report for a description of pending litigation matters that we are involved in.

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

We are highly dependent upon a variety of IT systems to operate our business. To continue to support our growth, we are making significant technological upgrades to our information systems. We are in the process of implementing a new enterprise resource planning (“ERP”) system and a new manufacturing execution system (“MES”) to perform various functions and improve on the efficiency of our business. These implementations are complicated, lengthy and require significant human investment that will result in a diversion of resources from other operations. Delays in execution of these project plans, or divergence from it, may result in cost overruns and, business interruptions. In addition, divergence from our project plan could negatively impact the timing and/or extent of productivity and process enhancement we expect to achieve from the implementations. Failure to properly or adequately address any unaccounted for or unforeseen issues in successfully replacing our legacy systems could negatively impact our ability to support necessary business operations, including, without limitation, fulfilling federal, state and local reporting and filing requirements in a timely or accurate manner, or otherwise operate our business and production lines effectively. In addition, if any issues concerning the new systems result in, or contribute to, a delay in our timely reporting of our results of operations for any period or our not filing one or more periodic reports with the SEC on time, the price of our Class A Common Stock could decline substantially, and we could face costly lawsuits, including securities class actions. Further, as we are dependent upon our ability to gather and promptly transmit accurate information to key decision makers, our business, results of operations and financial condition may be adversely affected if our information systems do not allow us to transmit accurate information, even for a short period of time. Failure to properly or adequately address these issues could negatively impact our ability to perform necessary business operations, which could adversely affect our reputation, competitive position, business, results of operations and financial condition.

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

We are subject to numerous federal, state and local environmental laws and regulations governing, among other things, solid and hazardous waste storage, treatment and disposal, and remediation of releases of hazardous materials. There are significant capital, operating and other costs associated with compliance with these environmental laws and regulations. Environmental laws and regulations may become more stringent in the future, which could increase costs of compliance or require us to manufacture our products using alternative technologies and materials.

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

The trading price of our Class A Common Stock has been and may in the future continue to be subject to extreme volatility. For example, from November 27, 2020, the date our Class A Common Stock began trading on the New York Stock Exchange ("NYSE"), through March 31, 2022, our Class A Common Stock has experienced an intra-day trading high of $132.73 per share and an intra-day trading low of $13.21 per share. At certain times during such period, the daily fluctuations in the trading price of our Class A Common Stock were substantially greater than 10%. We cannot predict the magnitude of future fluctuations in the trading price of our Class A Common Stock. The trading price of our Class A Common Stock may be affected by a number of factors, including events described in the risk factors set forth in this Report and in our other reports filed with the SEC from time to time, as well as our operating results, financial condition and other events or factors. Any of the factors listed below could have a material adverse effect on your investment in our securities. Factors affecting the trading price of our securities may include:

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
•
changes in the estimates and assumptions that we make in the preparation of our financial statements may result in the fluctuation of our results of operations; and
•
general economic and political conditions such as recessions, interest rates, fuel prices, international currency fluctuations, acts of terrorism, hostilities or the perception that hostilities may be imminent, and military conflict and acts of war.

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

We are required to use judgments in making estimates and assumptions in the preparation of our consolidated financial statements, and our results of operations may fluctuate significantly as a result of changes to our estimates and assumptions.

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

Shares of Class B Common Stock have 10 votes per share, while shares of Class A Common Stock have one vote per share. As of March 31, 2022, the holders of the Class B Common Stock (excluding the voting power of any shares of Class A Common Stock beneficially owned by such holders) control approximately 72.5% of the voting power of our capital stock and therefore collectively control matters submitted to our stockholders for approval, including the election of directors, amendments of our organizational documents and any merger, consolidation, sale of all or substantially all of our assets or other major corporate transactions. Even though these holders are not party to any agreement that requires them to vote together, they may have interests that differ from yours and may vote in a way with which you disagree, and which may be adverse to your interests. This concentrated control may have the effect of delaying, preventing or deterring a change in control of us, could deprive our stockholders of an opportunity to receive a premium for their capital stock as part of a sale of us, and might ultimately affect the market price of shares of our Class A Common Stock.

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

Anti-takeover provisions in our Certificate of Incorporation or, Bylaws and Delaware law could make an acquisition of us more difficult, limit attempts by our stockholders to replace or remove our management and limit the market price of our Class A Common Stock.

Our Certificate of Incorporation, our amended and restated Bylaws (the “Bylaws”) and Delaware law contain provisions which could have the effect of rendering more difficult, delaying or preventing an acquisition deemed undesirable by our Board. These provisions include:

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
•
requiring the approval of holders of at least two-thirds of the outstanding voting securities to amend the Bylaws and certain provisions of the Certificate of Incorporation once there are no longer any outstanding shares of Class B Common Stock; and
•
reflecting two classes of Common Stock.

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

Our Bylaws provide that, unless otherwise consented to by us in writing, the Court of Chancery of the State of Delaware (or, if the Court of Chancery does not have jurisdiction, another State court in Delaware or the federal district court for the District of Delaware) shall, to the fullest extent permitted by law, be the sole and exclusive forum for the following types of actions or proceedings: (i) any derivative action or proceeding brought on behalf of the Company; (ii) any action asserting a claim of breach of a fiduciary duty owed by, or otherwise wrongdoing by, any of our directors, officers, or other employees to us or our stockholders; (iii) any action arising pursuant to any provision of the DGCL or the Certificate of Incorporation or the Bylaws; (iv) any action to interpret, apply, enforce or determine the validity of the Certificate of Incorporation or the Bylaws; or (v) any other action asserting a claim that is governed by the internal affairs doctrine, in all cases subject to the court having jurisdiction over indispensable parties named as defendants. This provision would not apply to suits brought to enforce a duty or liability created by the Exchange Act, or any other claim for which the U.S. federal courts have exclusive jurisdiction. The Bylaws further provide that, unless otherwise consented to by the Company in writing, the federal district courts of the United States will be the sole and exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act.

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

In addition, we are highly dependent on the services of Jagdeep Singh, our Chief Executive Officer, and other senior technical and management personnel, including our executive officers, who would be difficult to replace. If Mr. Singh or other key personnel were to depart, we may not be able to successfully attract and retain the senior leadership necessary to grow our business.

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

In recent years, the United States and global economies suffered dramatic downturns as the result of the COVID-19 pandemic, a deterioration in the credit markets and related financial crisis as well as a variety of other factors including, among other things, extreme volatility in security prices, severely diminished liquidity and credit availability, ratings downgrades of certain investments and declining valuations of others. The United States and certain foreign governments have taken unprecedented actions in an attempt to address and rectify these extreme market and economic conditions by providing liquidity and stability to the financial markets. If in future crises governments refuse to take such actions or if the actions taken by these governments are not successful, the resulting adverse economic conditions may negatively impact the demand for our solid-state battery cells and may negatively impact our ability to raise capital, if needed, on a timely basis and on acceptable terms or at all.

Our results of operations and financial condition could be materially affected by the enactment of legislation implementing changes in the U.S. or foreign taxation of business activities or the adoption of other tax reform policies.

As we expand the scale of our business activities, any changes in the U.S. or foreign taxation of such activities may increase our worldwide effective tax rate and harm our business, results of operations, and financial condition. For example, the U.S. House of Representatives has proposed numerous changes to U.S. federal income tax law, including modifications of the provisions addressing taxation of international business operations and the imposition of a global minimum tax. The impact of future changes to U.S. and foreign tax law on our business is uncertain and could be adverse, and we will continue to monitor and assess the impact of any such changes.

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

In connection with the Closing, we listed our Class A Common Stock on the NYSE under the symbol “QS”. We expect to face increased legal, accounting, administrative and other costs and expenses associated with corporate governance requirements that are applicable to us as a public company. If the NYSE delists our Class A Common Stock from trading on its exchange for failure to meet the listing standards and we are not able to list such securities on another national securities exchange, we expect such securities could be quoted on an over-the-counter market. If this were to occur, we and our stockholders could face significant material adverse consequences including:

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits.

Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date

2.1	Business Combination Agreement, dated as of September 2, 2020, by and among Kensington Capital Acquisition Corp., Kensington Capital Merger Sub Corp. and Legacy QuantumScape.	S-4/A	333-248930	2.1	November 12, 2020

2.2	Amendment No. 1 to Business Combination Agreement, dated as of September 21, 2020, by and among Kensington Capital Acquisition Corp., Kensington Capital Merger Sub Corp. and Legacy QuantumScape.	S-4/A	333-248930	2.2	November 12, 2020

3.1	Amended and Restated Certificate of Incorporation of the Company.	8-K	001-39345	3.1	December 2, 2020

3.2	Amended and Restated Bylaws of the Company.	8-K	001-39345	3.2	December 2, 2020

10.1+	Offer Letter from QuantumScape Battery, Inc. to Celina Mikolajczak, dated May 20, 2021.	10-K	001-39345	10.25	February 28, 2022

10.2*+	The Registrant’s Outside Director Compensation Policy

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*†	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*†	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

+ Indicates a management or compensatory plan.

† These exhibits are furnished with this Quarterly Report on Form 10-Q and are not deemed filed with the Securities and Exchange Commission and are not incorporated by reference in any filing of QuantumScape Corporation under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date hereof and irrespective of any general incorporation language contained in such filings.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QuantumScape Corporation

Date: May 2, 2022	By:	/s/ Jagdeep Singh
Jagdeep Singh
Chief Executive Officer (Principal Executive Officer)

Date: May 2, 2022	By:	/s/ Kevin Hettrich
Kevin Hettrich
Chief Financial Officer (Principal Financial Officer)