Form 10-Q
period 2022-06-30
QuantumScape Corp
filed 2022-07-29
CIK 1811414

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

The number of shares of the registrant’s Class A Common Stock, par value $0.0001 per share outstanding was 349,707,152, and the number of shares of the registrant’s Class B Common Stock, par value $0.0001 per share outstanding was 82,998,187, as of July 25, 2022.

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
•
our relationship with Volkswagen, including our ability to meet Volkswagen’s time, cost, performance and volume requirements, and our ability to commercialize solid-state batteries (i.e. batteries containing solid state films that separate their anode and cathode) from our joint development relationship with Volkswagen and as a potential customer;
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
•
the impact of worldwide economic, political, industry, and market conditions, including the continued effects of the global COVID-19 pandemic; and
•
the effectiveness of the Company’s disclosure controls and procedures and internal control over financial reporting and the operation of our new enterprise resource planning system.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

QuantumScape Corporation

Condensed Consolidated Balance Sheets (Unaudited)

(In Thousands, Except per Share Amounts)

	June 30,	December 31,
	2022	2021
Assets
Current assets
Cash and cash equivalents ($3,365 and $3,382 as of June 30, 2022 and December 31, 2021, respectively, for joint venture)	$343,368	$320,700
Marketable securities	924,752	1,126,975
Prepaid expenses and other current assets	10,328	15,757
Total current assets	1,278,448	1,463,432
Property and equipment, net	233,778	166,183
Right-of-use assets - finance lease	29,450	30,886
Right-of-use assets - operating lease	63,494	36,913
Other assets	18,425	18,234
Total assets	$1,623,595	$1,715,648
Liabilities, redeemable non-controlling interest and stockholders’ equity
Current liabilities
Accounts payable	$23,105	$14,182
Accrued liabilities	4,948	6,078
Accrued compensation and benefits	8,724	9,119
Operating lease liability, short-term	2,577	1,209
Finance lease liability, short-term	461	19
Total current liabilities	39,815	30,607
Operating lease liability, long-term	64,753	36,760
Finance lease liability, long-term	39,337	39,378
Other liabilities	6,855	315
Total liabilities	150,760	107,060
Commitments and contingencies (see Note 7)
Redeemable non-controlling interest	1,684	1,693
Stockholders’ equity
Preferred stock- $0.0001 par value; 100,000 shares authorized; none issued and outstanding as of June 30, 2022 and December 31, 2021	—	—
Common stock - $0.0001 par value; 1,250,000 shares authorized (1,000,000 Class A and 250,000 Class B); 349,671 Class A and 82,998 Class B shares issued and outstanding as of June 30, 2022, 332,869 Class A and 95,450 Class B shares issued and outstanding as of December 31, 2021	43	43
Additional paid-in-capital	3,699,039	3,634,665
Accumulated other comprehensive loss	(19,145)	(4,208)
Accumulated deficit	(2,208,786)	(2,023,605)
Total stockholders’ equity	1,471,151	1,606,895
Total liabilities, redeemable non-controlling interest and stockholders’ equity	$1,623,595	$1,715,648

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

QuantumScape Corporation

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) (Unaudited)

(In Thousands, Except per Share Amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Operating expenses:
Research and development	$65,133	$35,776	$126,478	$65,241
General and administrative	30,740	13,846	60,052	29,056
Total operating expenses	95,873	49,622	186,530	94,297
Loss from operations	(95,873)	(49,622)	(186,530)	(94,297)
Other (loss) income:
Interest expense	(607)	(238)	(1,207)	(238)
Interest income	1,510	349	2,326	596
Change in fair value of assumed common stock warrant liabilities	—	130,504	—	99,740
Other (expense) income	133	(5)	221	98
Total other income	1,036	130,610	1,340	100,196
Net Income (loss)	(94,837)	80,988	(185,190)	5,899
Less: Net loss attributable to non-controlling interest, net of tax of $0 for the three and six months ended June 2022 and 2021	(8)	—	(9)	(10)
Net income (loss) attributable to common stockholders	$(94,829)	$80,988	$(185,181)	$5,909
Net income (loss)	$(94,837)	$80,988	$(185,190)	$5,899
Other comprehensive income (loss):
Unrealized loss on marketable securities	(3,321)	(837)	(14,937)	(663)
Total comprehensive income (loss)	(98,158)	80,151	(200,127)	5,236
Less: Comprehensive loss attributable to non-controlling interest	(8)	—	(9)	(10)
Comprehensive income (loss) attributable to common stockholders	$(98,150)	$80,151	$(200,118)	$5,246

Net income (loss) per share of common stock attributable to common stockholders
Basic	$(0.22)	$0.20	$(0.43)	$0.02
Diluted	$(0.22)	$(0.12)	$(0.43)	$(0.24)
Weighted-average shares used in computing net income (loss) per share of common stock
Basic	431,523	404,957	430,435	386,970
Diluted	431,523	410,372	430,435	396,059

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

QuantumScape Corporation

Condensed Consolidated Statements of Redeemable Non-Controlling Interest and Stockholders’ Equity (Unaudited)

(In Thousands, Except per Share Amounts)

	Redeemable Non-	Common Stock		Additional	Accumulated	Accumulated Other	Total
Three Months Ended June 30, 2022	Controlling Interest	Shares	Amount	Paid-In Capital	Deficit	Comprehensive Income (Loss)	Stockholders' Equity
Balance as of March 31, 2022	$1,692	430,384	$43	$3,664,433	$(2,113,957)	$(15,824)	$1,534,695
Exercise of stock option and employee stock purchase plan	—	1,173	—	3,680	—	—	3,680
Shares issued upon vesting of restricted stock units	—	1,112	—	—	—	—	—
Stock-based compensation	—	—	—	30,926	—	—	30,926
Net loss	(8)	—	—	—	(94,829)	—	(94,829)
Unrealized loss on marketable securities	—	—	—	—	—	(3,321)	(3,321)
Balance as of June 30, 2022	$1,684	432,669	$43	$3,699,039	$(2,208,786)	$(19,145)	$1,471,151

	Redeemable Non-	Common Stock		Additional	Accumulated	Accumulated Other	Total
Six Months Ended June 30, 2022	Controlling Interest	Shares	Amount	Paid-In Capital	Deficit	Comprehensive Income (Loss)	Stockholders' Equity
Balance as of December 31, 2021	$1,693	428,319	$43	$3,634,665	$(2,023,605)	$(4,208)	$1,606,895
Exercise of stock option and employee stock purchase plan	—	2,043	—	4,967	—	—	4,967
Shares issued upon vesting of restricted stock units	—	2,307	—	—	—	—	—
Stock-based compensation	—	—	—	59,407	—	—	59,407
Net loss	(9)	—	—	—	(185,181)	—	(185,181)
Unrealized loss on marketable securities	—	—	—	—	—	(14,937)	(14,937)
Balance as of June 30, 2022	$1,684	432,669	$43	$3,699,039	$(2,208,786)	$(19,145)	$1,471,151

	Redeemable Non-	Common Stock		Additional	Accumulated	Accumulated Other	Total
Three Months Ended June 30, 2021	Controlling Interest	Shares	Amount	Paid-In Capital	Deficit	Comprehensive Income (Loss)	Stockholders' Equity
Balance as of March 31, 2021	$1,694	389,772	$39	$3,346,442	$(2,052,718)	$143	$1,293,906
Exercise of stock option	—	7,645	—	8,572	—	—	8,572
Shares issued upon vesting of restricted stock units	—	1,561	—	—	—	—	—
Exercise of warrants	—	340	—	12,265	—	—	12,265
Issuance of Class A Common Stock pursuant to Legacy QuantumScape Series F Preferred Stock Purchase Agreement, net of issuance costs of $0.1 million	—	15,221	2	99,928	—	—	99,930
Stock-based compensation	—	—	—	11,607	—	—	11,607
Net Income	—	—	—	—	80,988	—	80,988
Unrealized loss on marketable securities	—	—	—	—	—	(837)	(837)
Balance as of June 30, 2021	$1,694	414,540	$41	$3,478,814	$(1,971,730)	$(694)	$1,506,431

	Redeemable Non-	Common Stock		Additional	Accumulated	Accumulated Other	Total
Six Months Ended June 30, 2021	Controlling Interest	Shares	Amount	Paid-In Capital	Deficit	Comprehensive Income (Loss)	Stockholders' Equity
Balance as of December 31, 2020	$1,704	363,994	$36	$2,329,406	$(1,977,639)	$(31)	$351,772
Exercise of stock option	—	10,529	1	9,451	—	—	9,452
Shares issued upon vesting of restricted stock units	—	3,006	—	—	—	—	—
Exercise of warrants	—	9,830	1	553,821	—	—	553,822
Issuance of Class A Common Stock, net of issuance costs of $15.5 million	—	11,960	1	462,925	—	—	462,926
Issuance of Class A Common Stock pursuant to Legacy QuantumScape Series F Preferred Stock Purchase Agreement, net of issuance costs of $0.1 million	—	15,221	2	99,928	—	—	99,930
Stock-based compensation	—	—	—	23,283	—	—	23,283
Net Income (loss)	(10)	—	—	—	5,909	—	5,909
Unrealized loss on marketable securities	—	—	—	—	—	(663)	(663)
Balance as of June 30, 2021	$1,694	414,540	41	$3,478,814	$(1,971,730)	$(694)	$1,506,431

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

QuantumScape Corporation

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In Thousands)

	Six Months Ended June 30,
	2022	2021
Operating activities
Net income (loss)	$(185,190)	$5,899
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	10,506	4,853
Amortization of right-of-use assets and non-cash lease expense	3,698	1,271
Amortization of premiums and accretion of discounts on marketable securities	3,713	5,432
Stock-based compensation expense	59,407	23,283
Change in fair value of assumed common stock warrant liabilities	—	(99,740)
Other	608	(113)
Changes in operating assets and liabilities:
Prepaid expenses and other assets	5,238	468
Accounts payable, accrued liabilities and accrued compensation	701	5,016
Other long-term liabilities	2,100	—
Operating lease liability	486	(804)
Net cash used in operating activities	(98,733)	(54,435)
Investing activities
Purchases of property and equipment	(66,925)	(43,655)
Proceeds from maturities of marketable securities	419,240	411,000
Proceeds from sales of marketable securities	15,105	121,455
Purchases of marketable securities	(250,787)	(819,339)
Net cash (used in) provided by investing activities	116,633	(330,539)
Financing activities
Proceeds from exercise of stock options and employee stock purchase plan	4,967	9,452
Proceeds from exercise of warrants	—	112,318
Payment of Business Combination share issuance costs	—	(1,016)
Proceeds from issuance of common stock, net of issuance costs paid	—	462,926
Proceeds from issuance of Class A Common Stock pursuant to Legacy QuantumScape Series F Preferred Stock Purchase Agreement, net of issuance costs	—	99,930
Principal payment for finance lease, net of credit	(199)	38
Net cash provided by financing activities	4,768	683,648
Net increase in cash, cash equivalents and restricted cash	22,668	298,674
Cash, cash equivalents and restricted cash at beginning of period	338,223	115,410
Cash, cash equivalents and restricted cash at end of period	$360,891	$414,084
Supplemental disclosure of cash flow information
Cash paid for interest	$607	$238
Purchases of property and equipment, not yet paid	$17,871	$13,090
Fair value of assumed common stock warrants exercised	$—	$441,504

The following presents the Company’s cash, cash equivalents and restricted cash by category in the Company’s Condensed Consolidated Balance Sheets (Unaudited):

	As of June 30,
	2022	2021
Cash and cash equivalents	$343,368	$402,391
Other assets	17,523	11,693
Total cash, cash equivalents and restricted cash	$360,891	$414,084

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

QuantumScape Corporation

Notes to Condensed Consolidated Financial Statements (Unaudited)

June 30, 2022

Note 1. Organization

The original QuantumScape Corporation, now named QuantumScape Battery, Inc. (“Legacy QuantumScape”), a wholly owned subsidiary of the Company (as defined below), was founded in 2010 with the mission to revolutionize energy storage to enable a sustainable future.

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

The Company is focused on the development and commercialization of its solid-state lithium-metal batteries. Planned principal operations have not yet commenced. As of June 30, 2022, the Company had not derived revenue from its principal business activities.

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

Principles of Consolidation

The Company’s policy is to consolidate all entities that it controls by ownership of a majority of the outstanding voting stock. In addition, the Company consolidates entities that meet the definition of a variable interest entity (“VIE”) for which the Company is the related party most closely associated with and is the primary beneficiary. The primary beneficiary is the party who has the power to direct the activities of a VIE that most significantly impact the entity’s economic performance and who has an obligation to absorb losses of the entity or a right to receive benefits from the entity that could potentially be significant to the entity. For consolidated entities that are less than wholly owned, the third party’s holding of an equity interest is presented as redeemable non-controlling interests in the Company’s Condensed Consolidated Balance Sheets and Condensed Consolidated Statements of Redeemable Non-Controlling Interest and Stockholders’ Equity. The portion of net earnings (loss) attributable to the redeemable non-controlling interests is presented as net income (loss) attributable to non-controlling interests in the Company’s Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

The Company was a single-legal entity prior to becoming a partner with Volkswagen in QSV Operations LLC (“QSV”). As noted in the section titled “Joint Venture and Redeemable Non-Controlling Interest” below, the Company determined QSV was a VIE for which it was required to consolidate the operations upon its formation in 2018. The Company continued to consolidate the operations of QSV in the six months ended June 30, 2022 as the determination of the VIE has not changed.

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

Unaudited Interim Condensed Consolidated Financial Statements

The accompanying interim Condensed Consolidated Balance Sheet as of June 30, 2022, the interim Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), the interim Condensed Consolidated Statements of Redeemable Non-Controlling Interest and Stockholders’ Equity, and the interim Condensed Consolidated Statements of Cash Flows for the three and six months ended June 30, 2022 and 2021, are unaudited. The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited annual consolidated financial statements and, in management’s opinion, include adjustments consisting of only normal recurring adjustments necessary for the fair statement of the Company’s financial position as of June 30, 2022 and its results of operations and cash flows for the three and six months ended June 30, 2022 and 2021. The financial data and the other financial information disclosed in the notes to these condensed consolidated financial statements related to the three-month and six-month periods are also unaudited. The results of operations for the three and six months ended June 30, 2022 and 2021 are not necessarily indicative of the results to be expected for the full fiscal year or any other period.

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

Volkswagen is a related party stockholder (approximately 21.0% and 19.8% voting interest holder of the Company as of June 30, 2022 and December 31, 2021, respectively). Upon the effectiveness of the JVA, each party contributed $1.7 million in cash to capitalize QSV in exchange for 50% equity interests.

The joint venture is considered a VIE with a related party and therefore the related party whose business is more closely related to the planned operations of the joint venture is required to consolidate the operations.

The Company determined its operations were most closely aligned with the operations of the joint venture and therefore has consolidated the results of QSV’s operations in its Condensed Consolidated Balance Sheets, Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), and Condensed Consolidated Statements of Redeemable Non-Controlling Interest and Stockholders’ Equity. QSV had minimal operations through June 30, 2022.

The Company classifies non-controlling interests with redemption features that are not solely within the control of the Company within temporary equity on the Company’s Condensed Consolidated Balance Sheet in accordance with ASC 480-10-S99-3A, SEC Staff Announcement: Classification and Measurement of Redeemable Securities (“ASC 480-10-S99-3A”). The non-controlling interest was recorded outside of stockholders’ equity because the non-controlling interest provides the holder with put rights in the event of, amongst others, (i) the failure by the Company to meet specified development milestones within certain timeframes, (ii) the parties to the JVA cannot agree to certain commercial terms within certain timeframes, or (iii) a change of control of the Company, which such events are considered not solely within the Company’s control. The Company adjusts redeemable non-controlling interests for the portion of net loss attributable to the redeemable non-controlling interests. As of June 30, 2022, the redeemable non-controlling interest is equivalent to the value of Volkswagen’s interest in the joint venture.

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to credit risk consist principally of cash and cash equivalents and marketable securities. As of June 30, 2022 and December 31, 2021, approximately $232.9 million and $227.8 million of our total cash and cash equivalents and marketable securities are held in U.S. money market funds, and $626.7 million and $722.3 million are invested in U.S. government and agency securities, respectively. The Company seeks to mitigate its credit risk with respect to cash and cash equivalents and marketable securities by making deposits with large, reputable financial institutions and investing in high credit rated shorter-term instruments.

Cash and Cash Equivalents and Restricted Cash

Management considers all highly liquid investments with an insignificant interest rate risk and original maturities of three months or less to be cash equivalents.

Restricted cash is maintained under an agreement that legally restricts the use of such funds and is reported within other assets as the date of availability or disbursement for all restricted cash is more than one year from June 30, 2022.

Restricted cash is comprised of $17.5 million, as of both June 30, 2022 and December 31, 2021, respectively, all of which is pledged as a form of security for the Company’s lease agreements for its headquarters and pre-pilot manufacturing facilities.

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

Property and Equipment

Property and equipment are recorded at historical cost, less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful life of the related asset. Improvements that increase functionality of the fixed asset are capitalized and depreciated over the asset’s remaining useful life. Construction-in-progress is not depreciated until the asset is placed in service. Fully depreciated assets are retained in property and equipment, net, until removed from service.

The estimated useful lives of assets are generally as follows:

Computer equipment, hardware, and software	3 - 5 years
Furniture and fixtures	7 - 10 years
Machinery and equipment	3 - 10 years
Leasehold improvements	Shorter of the lease term (including estimated renewals) or the estimated useful lives of the improvements

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

The ESPP provides eligible employees with the opportunity to purchase shares of the Company’s Class A Common Stock at a discount through payroll deductions. A participant may purchase a maximum of 1,000 shares of Class A Common Stock during each six-month offering period. As of June 30, 2022, 11.6 million shares of Class A Common Stock were reserved for future issuance under the ESPP. 218,200 shares were purchased under the ESPP during the three and six months ended June 30, 2022.

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

The Company has no provision for income taxes for the three and six months ended June 30, 2022 and 2021. The Company has no current tax expense from losses and no deferred expense from the valuation allowance. The Company’s effective tax rate differs from the U.S. statutory rate primarily due to a valuation allowance against its net deferred tax assets as it is more likely than not that some or all of the deferred tax assets will not be realized.

Note 3. Recent Accounting Pronouncements

In August 2020, the FASB issued ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, which simplifies accounting for convertible instruments by removing major separation models required under current U.S. GAAP. The ASU removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception and it also simplifies the diluted earnings per share calculation in certain areas. The ASU is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than for fiscal years beginning after December 15, 2021 and adoption must be as of the beginning of the Company’s annual fiscal year. The Company adopted this guidance in the six months ended June 30, 2022 with no impact on its condensed consolidated financial statements as the Company does not have any convertible instruments as of June 30, 2022.

In November 2021, the FASB issued ASU 2021-10, Government Assistance (Topic 832), Disclosures by Business Entities About Government Assistance, which requires entities to provide disclosures on material government transactions for annual reporting periods. The disclosures include information around the nature of the assistance, the related accounting policies used to account for government assistance, the effect of government assistance on the entity’s financial statements, and any significant terms and conditions of the agreements, including commitments and contingencies. The ASU is effective for financial statements issued for annual periods beginning after December 15, 2021, with early adoption permitted. The Company adopted this guidance in the six months ended June 30, 2022 with no impact on the Company's condensed consolidated financial statements and related disclosures.

Note 4. Fair Value Measurement

The Company’s financial assets subject to fair value measurements on a recurring basis and the level of inputs used for such measurements were as follows (amounts in thousands):

	Fair Value Measured as of June 30, 2022
	Level 1	Level 2	Total
Assets included in:
Money market funds(1)	$236,273	$—	$236,273
Commercial paper(2)	—	163,032	163,032
U.S. government securities(2)	—	626,655	626,655
Corporate notes and bonds(2)	—	213,755	213,755
Total fair value	$236,273	$1,003,442	$1,239,715

	Fair Value Measured as of December 31, 2021
	Level 1	Level 2	Total
Assets included in:
Money market funds(1)	$227,826	$—	$227,826
Commercial paper(2)	—	233,400	233,400
U.S. government securities(2)	—	722,310	722,310
Corporate notes and bonds(2)	—	257,384	257,384
Total fair value	$227,826	$1,213,094	$1,440,920

(1)
Money market funds are included in cash and cash equivalents on the Condensed Consolidated Balance Sheet.
(2)
As of June 30, 2022 and December 31, 2021, marketable securities with original maturities of three months or less of $78.7 million and $86.1 million, respectively, are included in cash and cash equivalents on the Condensed Consolidated Balance Sheet.

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

The Company had no financial liabilities subject to fair value measurements on a recurring basis as of June 30, 2022 and December 31, 2021.

There have been no changes to the valuation methods utilized during the six months ended June 30, 2022. As of June 30, 2022 and December 31, 2021, the carrying values of cash and cash equivalents, accounts payable and accrued liabilities approximate their respective fair values due to their short-term nature.

Marketable Securities

The following table summarizes, by major security type, the Company’s assets that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy. Amortized cost net of unrealized gain (loss) is equal to fair value as of June 30, 2022 and December 31, 2021. The fair value as of June 30, 2022 and December 31, 2021 are as follows (amounts in thousands):

	June 30, 2022
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Level 1 securities
Money market funds	$236,273	$—	$—	$236,273
Level 2 securities
Commercial paper	163,032	—	—	163,032
U.S. government securities	638,260	1	(11,606)	626,655
Corporate notes and bonds	221,294	—	(7,539)	213,755
Total	$1,258,859	$1	$(19,145)	$1,239,715

	December 31, 2021
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Level 1 securities
Money market funds	$227,826	$—	$—	$227,826
Level 2 securities
Commercial paper	233,400	—	—	233,400
U.S. government securities	724,554	—	(2,244)	722,310
Corporate notes and bonds	259,348	—	(1,964)	257,384
Total	$1,445,128	$—	$(4,208)	$1,440,920

Realized gains and losses and interest income are included in interest income.

The Company regularly reviews its available-for-sale marketable securities in an unrealized loss position and evaluates the current expected credit loss by considering factors such as historical experience, market data, issuer-specific factors, and current economic conditions. The following tables display additional information regarding gross unrealized losses and fair value by major security type for the 107 and 118 marketable securities in an unrealized loss position as of June 30, 2022 and December 31, 2021, respectively (amounts in thousands):

	June 30, 2022
	Less than 12 Consecutive Months		12 Consecutive Months or Longer		Total
	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value
U.S. government securities	$(6,193)	$364,729	$(5,413)	$256,922	$(11,606)	$621,651
Corporate notes and bonds	(1,927)	73,162	(5,612)	140,593	(7,539)	213,755
Total	$(8,120)	$437,891	$(11,025)	$397,515	$(19,145)	$835,406

	December 31, 2021
	Less than 12 Consecutive Months		12 Consecutive Months or Longer		Total
	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value
U.S. government securities	$(2,239)	$700,318	$(5)	$17,011	$(2,244)	$717,329
Corporate notes and bonds	(1,964)	257,384	—	—	(1,964)	257,384
Total	$(4,203)	$957,702	$(5)	$17,011	$(4,208)	$974,713

The unrealized losses were attributable to changes in interest rates that impacted the value of the investments, and not increased credit risk. During the three and six months ended June 30, 2022, the Company received proceeds of $2.0 million and $15.2 million, respectively, including interest, from the sale of available-for-sale marketable securities. During the three and six months ended June 30, 2021, the Company received proceeds of $122.3 million, including interest, from the sale of available-for-sale marketable securities. The Company realized immaterial gains and losses as a result of such sales for the three and six months ended June 30, 2022 and 2021. The Company does not intend to sell the investments that are in an unrealized loss position, nor is it more likely than not that the Company will be required to sell the investments before the recovery of the amortized cost basis, which may be its maturity. Accordingly, the Company did not record an allowance for credit losses associated with these investments.

The estimated amortized cost and fair value of available-for-sale securities by contractual maturity as of June 30, 2022 are as follows (amounts in thousands):

	June 30, 2022
	Amortized Cost	Fair Value
Due within one year	$941,101	$934,995
Due after one year and through five years	317,758	304,720
Total	$1,258,859	$1,239,715

Note 5. Balance Sheet Components

Property and Equipment

Property and equipment as of June 30, 2022 and December 31, 2021, consisted of the following (amounts in thousands):

	June 30,	December 31
	2022	2021
Computer equipment, hardware, and software	$5,560	$2,740
Furniture and fixtures	39,915	15,116
Machinery and equipment	85,897	66,953
Leasehold improvements	59,104	23,192
Construction-in-progress	96,293	101,420
Property and equipment, gross	286,769	209,421
Accumulated depreciation and amortization	(52,991)	(43,238)
Property and equipment, net	$233,778	$166,183

Depreciation and amortization expense related to property and equipment was $5.5 million and $3.0 million for the three months ended June 30, 2022 and 2021, respectively. Depreciation and amortization expense related to property and equipment was $10.3 million and $5.2 million for the six months ended June 30, 2022 and 2021, respectively.

Other liabilities

Other liabilities as of June 30, 2022 and December 31, 2021, consisted of the following (amounts in thousands):

	June 30,	December 31,
	2022	2021
Long-term advance payments	$2,415	$315
Asset retirement obligation	4,440	—
Other liabilities	$6,855	$315

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

In June 2021, the Company amended the terms of its 2013 headquarter lease to provide for, among other things, an extension of the lease term to September 2032. Under the amended headquarter lease, the Company retained its one five-year renewal option, which has not been included in the calculation of lease liabilities and right of use assets at the amendment date, as the exercise of the option was not reasonably certain.

In November 2021, the Company entered into lease agreements for additional premises consisting of approximately 222,000 rentable square feet of space in San Jose, California adjacent to the site of QS-0. The November 2021 leases represent an expansion of space for QS-0 and the Company’s engineering and development activities. Such leases will expire in September 2032 but include an option to extend the terms of the lease for an additional 10-year period. The November 2021 leases commenced in November 2021, January 2022, and April 2022 and were classified as operating leases. The additional 10-year extension period has not been included in the calculation of the lease liability and right-of use asset at the lease inception as the exercise of the option was not reasonably certain.

The Company’s leases do not have any contingent rent payments and do not contain residual value guarantees.

The components of lease related expense are as follows (amounts in thousands):

	Three Months Ended	Six Months Ended
Lease cost	June 30, 2022
Finance lease costs:
Amortization of right-of-use assets	$718	$1,437
Interest on lease liabilities	607	1,207
Operating lease costs	2,241	4,258
Variable lease costs	726	1,133
Total lease expense	$4,292	$8,035

The components of supplemental cash flow information related to leases are as follows (amounts in thousands):

Six Months Ended June 30,
2022
Operating outgoing cash flows - finance lease	$607
Financing outgoing cash flows - finance lease	199
Operating outgoing cash flows - operating leases	1,203
Right-of-use assets obtained in exchange for new operating lease liabilities	28,845

The table below displays additional information for leases as of June 30, 2022:

As of June 30,
2022
Finance lease
Weighted-average remaining lease term - finance lease (in years)	10.25
Weighted-average discount rate - finance lease	6.06%
Operating lease
Weighted-average remaining lease term - operating leases (in years)	10.1
Weighted-average discount rate - operating leases	6.36%

As of June 30, 2022, future minimum payments during the next five years and thereafter are as follows (amounts in thousands):

Fiscal Year	Operating Leases	Finance Lease
2022 (remaining six months)	$3,466	$1,613
2023	7,442	3,751
2024	8,872	5,131
2025	9,085	5,272
2026	9,033	5,417
2027	9,135	5,566
Thereafter	46,370	28,066
Total	93,403	54,816
Less present value discount	(26,073)	(15,018)
Lease liabilities	$67,330	$39,798

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

Shareholder Derivative Litigation

Two shareholder derivative suits were also filed in February 2021 in the United States District Court for the Northern District of California against eleven officers and directors of the Company and have been consolidated into one action, with the first-filed complaint being designated the operative one. The Company is the nominal defendant. The complaint alleges that the individual defendants breached various duties to the Company and contains additional similar allegations based on the same general allegations in the class action described immediately above. VGA is also named as a defendant in the derivative litigation. The derivative litigation is currently stayed.

A shareholder derivative suit was filed in the Court of Chancery of the State of Delaware on June 7, 2022, against twelve current and former directors and officers of the Company. The Company is the nominal defendant. The complaint alleges that the individual defendants breached various duties to the Company. VGA is also named as a defendant in the derivative litigation. That derivative litigation is currently stayed. A second shareholder derivative suit was filed in the Court of Chancery of the State of Delaware on June 23, 2022, against fifteen current and former directors and officers of the company. The Company is the nominal defendant. The complaint alleges that the individual defendants breached various duties to the Company. A third shareholder derivative suit was filed in the Court of Chancery of the State of Delaware on July 22, 2022, against twelve current and former directors and officers of the Company. The Company is the nominal defendant. The complaint alleges that the individual defendants breached various duties to the Company.

For many legal matters, particularly those in early stages, the Company cannot reasonably estimate the possible loss (or range of loss), if any. The Company records an accrual for legal matters at the time or times it determines that a loss is both probable and reasonably estimable. Amounts accrued as of June 30, 2022 and December 31, 2021 were not material. Regarding matters for which no accrual has been made (including the potential for losses in excess of amounts accrued), the Company currently believes, based on its own investigations, that any losses (or ranges of losses) that are reasonably possible and estimable will not, in the aggregate, have a material adverse effect on its financial position, results of operations, or cash flows. However, the ultimate outcome of legal proceedings involves judgments, estimates, and inherent uncertainties and cannot be predicted with certainty. Should the ultimate outcome of any legal matter be unfavorable, the Company's business, financial condition, results of operations, or cash flows could be materially and adversely affected. The Company may also incur substantial legal fees, which are expensed as incurred, in defending against legal claims.

Other commitments

The Company's minimum purchase commitments consist of non-cancellable agreements to purchase goods and services, primarily for materials, and licenses and hosting services, entered into in the ordinary course of business.

As of June 30, 2022, future minimum purchase commitments in aggregate during the next five years and thereafter are as follows (amounts in thousands):

Fiscal Year	Minimum Purchase Commitments
2022 (remaining six months)	$908
2023	2,748
2024	3,189
2025	2,356
2026	1,890
2027	1,181
Thereafter	—
Total	12,272

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

The Company recorded these warrants as liabilities on the Condensed Consolidated Balance Sheet at fair value, with subsequent changes in their respective fair values recognized in the Change in fair value of Assumed Common Stock Warrant liabilities within the Condensed Consolidated Statement of Operations and Comprehensive Income (Loss) at each reporting date prior to exercise or redemption. The Public Warrants were publicly traded and thus had an observable market price to estimate fair value, and the Private Placement Warrants were effectively valued similar to the Public Warrants. As a result, the Company recognized a $130.5 million and $99.7 million non-cash change in fair value of Assumed Common Stock Warrant liabilities in the Condensed Consolidated Statements of Operations and Comprehensive Loss for the three and six months ended June 30, 2021, respectively.

All Public Warrants and Private Placement Warrants were exercised or redeemed during the year ended December 31, 2021.

Note 9. Stockholders’ Equity

As of June 30, 2022 and December 31, 2021, 1,350,000,000 shares, $0.0001 par value per share are authorized, of which, 1,000,000,000 shares are designated as Class A Common Stock, 250,000,000 shares are designated as Class B Common Stock, and 100,000,000 shares are designated as Preferred Stock.

Common Stock

Holders of the common stock are entitled to dividends when, as, and if, declared by the Board, subject to the rights of the holders of all classes of stock outstanding having priority rights to dividends. As of June 30, 2022, the Company had not declared any dividends. The holder of each share of Class A Common Stock is entitled to one vote, and the holder of each share of Class B Common Stock is entitled to ten votes.

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

As of June 30, 2022, 62,915,959 shares of Class A Common Stock are authorized for issuance pursuant to awards under the 2020 Plan, plus any shares of Class A Common Stock subject to stock options, restricted stock units or other awards that were assumed in the Business Combination and terminate as a result of being unexercised or are forfeited or repurchased by the Company, with the maximum number of shares to be added to the 2020 Plan equal to 69,846,580 shares of Class A Common Stock.

Stock Options

Stock option activity under the Plans, including the EPA Program discussed below is as follows:

	Number of Shares Outstanding (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Intrinsic value (in thousands)
Balance as of December 31, 2021(1)	53,078	$7.74	6.78
Cancelled and forfeited (2)	(929)	21.06	—
Exercised	(1,825)	1.50	—
Balance as of June 30, 2022	50,324	$7.72	6.31	$251,943
Vested and expected to vest as of June 30, 2022(3)	42,010	$4.69	5.68	$251,943
Vested and exercisable as of June 30, 2022	31,281	$1.63	4.71	$224,652

(1) This includes 14.7 million options granted in December 2021 pursuant to the EPA Program.

(2) This includes 0.8 million options forfeited from the EPA program.

(3) This includes 5.5 million options granted pursuant to the EPA Program that are currently expected to vest. None of the options granted pursuant to the EPA Program were vested and exercisable as of June 30, 2022.

There were no options granted during the six months ended June 30, 2022 or June 30, 2021. The aggregate intrinsic value of options exercised during the six months ended June 30, 2022 and 2021 was $23.9 million and $330.0 million, respectively.

Stock-based compensation expense is based on the grant-date fair value. The Company recognizes compensation expense for all stock-based awards with only service conditions on a straight-line basis over the requisite service period of the awards, which is generally the option vesting term of four years. Excluding options granted pursuant to the EPA Program, as of June 30, 2022, the Company had stock-based compensation of $10.0 million related to unvested stock options not yet recognized that are expected to be recognized over an estimated weighted average period of 1.99 years.

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

The Company accounts for the compensation expense associated with each tranche when it determines that achievement of a related business milestone is considered probable. As of June 30, 2022, two tranches were considered probable.

For the three and six months ended June 30, 2022, the Company recorded stock-based compensation expense of $12.0 million and $25.6 million, respectively related to the EPA Program. As of June 30, 2022, the Company had approximately $84.8 million of total unrecognized stock-based compensation expense for the business milestones currently considered probable of achievement, which will be recognized over an estimated weighted-average period of 2 years. As of June 30, 2022, the Company had approximately $172.4 million of total unrecognized stock-based compensation expense for the business milestones currently considered not probable of achievement.

Restricted Stock Units

Restricted stock unit activity under the Plans are as follows:

	Number of Restricted Stock Units (in thousands)	Weighted Average grant date fair value
Balance as of December 31, 2021	10,555	$14.48
Granted	8,515	14.96
Vested	(2,307)	13.48
Forfeited	(480)	16.39
Balance as of June 30, 2022	16,283	$14.73

The fair value of restricted stock units which vested during the six months ended June 30, 2022 and June 30, 2021 was $33.7 million and $135.7 million, respectively.

As of June 30, 2022, unrecognized compensation costs related to restricted stock units granted were $223.3 million and are expected to be recognized over a weighted average period of 3.2 years.

Stock-Based Compensation Expense

Total stock-based compensation expense recognized in the accompanying Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for all equity awards is as follows (amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Research and development	$14,786	$6,634	$28,023	$13,001
General and administrative	16,140	4,973	31,384	10,282
Total stock-based compensation expense	$30,926	$11,607	$59,407	$23,283

Note 10. Earnings (Loss) Per Share

Basic net loss per share is computed by dividing the net loss by the weighted-average number of shares of common stock outstanding during the period. Diluted earnings per share adjusts basic earnings per share for the potentially dilutive impact of stock options and warrants. As the Company has reported a loss for the three and six months ended June 30, 2022, potentially dilutive securities including stock options and warrants, are antidilutive and accordingly, basic net loss per share equals diluted net loss per share.

The following table sets forth the computation of basic and diluted earnings (loss) per Class A Common Stock and Class B Common Stock (amounts in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Numerator:
Net income (loss) attributable to common stockholders - Basic	$(94,829)	$80,988	$(185,181)	$5,909
Less: Change in fair value of assumed common stock warrant liabilities	—	(130,504)	—	(99,740)
Net loss attributable to common stockholders - Diluted	$(94,829)	$(49,516)	$(185,181)	$(93,831)
Denominator:
Weighted average Class A and Class B Common Stock outstanding - Basic	431,523	404,957	430,435	386,970
Effect of dilutive shares	—	5,415	—	9,089
Weighted average Class A and Class B Common Stock - Diluted	431,523	410,372	430,435	396,059
Net income (loss) per share attributable to Class A and Class B Common stockholders - Basic	$(0.22)	$0.20	$(0.43)	$0.02
Net loss per share attributable to Class A and Class B Common stockholders - Diluted	$(0.22)	$(0.12)	$(0.43)	$(0.24)

Basic and diluted earnings per share was the same for the three and six months ended June 30, 2022 as the inclusion of all potential Class A Common Stock and Class B Common Stock outstanding would have been anti-dilutive.

The following table presents the potential common stock outstanding that was excluded from the computation of diluted net loss per share of common stock as of the periods presented because including them would have been antidilutive (amounts in thousands):

	As of June 30,
	2022	2021
Options outstanding	50,324	44,421
Restricted stock units	16,283	11,323
Total	66,607	55,744

Note 11. Joint Venture and Redeemable Non-Controlling Interest

As described in Note 2, on September 11, 2018, the Company entered into a JVA with VWGoA and VGA and formed QSV. The Company determined the entity was a VIE with a related party, and the Company’s operations were more closely associated with QSV. As such, the Company consolidates QSV for financial reporting purposes, and a non-controlling interest is recorded for VGA’s interest in the net assets and operations of QSV’s operations to the extent of the VGA investment. The Company’s Condensed Consolidated Balance Sheet includes $3.4 million cash and cash equivalents of QSV as of June 30, 2022 and December 31, 2021. Although the Company has consolidated the net assets of QSV, it has no right to the use of those assets for its standalone operations.

The following table sets forth the change in redeemable non-controlling interest for the six months ended June 30, 2022 and 2021 (amounts in thousands):

Redeemable Non-Controlling Interest
Balance as of December 31, 2021	$1,693
Net loss attributable to redeemable non-controlling interest in QSV	(9)
Balance as of June 30, 2022	$1,684

Redeemable Non-Controlling Interest
Balance as of December 31, 2020	$1,704
Net loss attributable to redeemable non-controlling interest in QSV	(10)
Balance as of June 30, 2021	$1,694

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

In September 2020, the Company entered into an agreement with VWGoA under which the Company agreed to reserve $134.0 million from the aggregate proceeds of the Series F Preferred Stock financings and the Business Combination to fund its expected equity contributions to QSV, which amounts are included in cash and cash equivalents in the accompanying Condensed Consolidated Balance Sheet as of June 30, 2022.

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

Overview

We are developing next-generation battery technology for EVs and other applications. We believe that our technology will enable a new category of battery that meets the requirements for broader market adoption. The lithium-metal solid-state battery technology that we are developing is being designed to offer greater energy density, longer life, faster charging, and greater safety when compared to today’s conventional lithium-ion batteries.

We are a development stage company with no revenue to date, have incurred a net loss from operations of approximately $95.9 million and $186.5 million for the three and six months ended June 30, 2022, respectively, and an accumulated deficit of approximately $2.2 billion from our inception through June 30, 2022. We expect to incur significant expenses and continuing losses for the foreseeable future.

Key Trends, Opportunities and Uncertainties

We are a pre-revenue company. We believe that our performance and future success depend on several factors that present significant opportunities for us but also pose significant risks and challenges, including those discussed below and in the section titled “Risk Factors” appearing elsewhere in this Report.

Product Development

We are developing our battery technology with the goal of commercialization via the production of C-sample battery cells made available for sale to a third party. We have demonstrated capabilities of our solid-state separator and battery technology in single-layer, four-layer, and 10-layer cells, and have shown early 16-layer and 24-layer cell cycling data. We are now working to develop A-sample battery cells, to validate the performance of these cells and to continue to improve yield and performance of our battery cells.

Our research and development currently includes programs for the following areas:

•
Multi-layering. We are working to continue increasing the number of layers in our cells. We have demonstrated capabilities of our solid-state separator and battery technology in single-layer, four-layer, and 10-layer solid-state cells in commercially relevant areas (ranging from approximately 60x75mm to 70x85mm). In 2022, we have announced early cycling test results for 16-layer and 24-layer cells also in commercially relevant areas. In order to advance the maturity of our prototype cells and produce commercially-viable solid-state battery cells, we must produce battery cells with dozens of layers, the exact number of which depends on our customers’ requirements. We are targeting two to four dozen layers for our A-sample battery cells and additional layers for our B-sample battery cells – depending upon customer preference, cell design considerations, and other factors. We will need to overcome the developmental challenges to increase the layer count and implement the appropriate cell design for our solid-state battery cell.
•
Continued improvement in the quantity, quality and consistency of our solid-state separator. We are working to improve the quantity, quality and consistency of our solid-state separators, to further improve, among other things, the cycling behavior, power, operating conditions of our cells and to continue to reduce separator thickness.
•
Improvement of our separator manufacturing process. We use a method of continuous processing found at scale in both the battery and ceramic industries and are working on continuous improvement of this process, including better consistency and higher throughput. Regarding consistency, tightening the variability of separator quality results in better yield. Regarding throughput, increasing the volume of separator production results in the increased quantities required for higher layer counts and delivery of more test cells to prospective customers. We are automating our manufacturing process and purchasing larger-scale manufacturing equipment. We will need to substantially improve our manufacturing processes to increase throughput required for higher layer counts and to achieve the cost, performance and volume levels required for commercial shipments.

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

Our team of over 750 scientists, engineers, technicians, and other staff is highly motivated and committed to solving these challenges ahead. However, any delays in the completion of these tasks will require additional cash use and delay market entry. As we grow our team, expand the size of our engineering line capacity, and build-out and bring up QS-0 and QS-1, we expect our rate of cash utilization to also increase significantly.

Process Development

Our architecture depends on our proprietary solid-state ceramic separator which we plan to manufacture ourselves. Though our separator’s design is unique, its manufacturing relies on well-established, high-volume production processes currently deployed globally in other industries at large scale.

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

We are focused on the continued expansion of the throughput and capability of our San Jose, California engineering line as well as the planning and setup of QS-0 and planning for QS-1. As part of the continued expansion of our throughput we are automating our manufacturing process and purchasing larger-scale battery-cell manufacturing equipment. We will need to substantially improve our battery cell manufacturing processes to increase throughput required for higher numbers of battery cells and to achieve the cost, performance and volume levels required for commercial shipments.

Continued expansion of the throughput and capability of our San Jose engineering line and QS-0 serves three purposes. First, the engineering line and QS-0 are intended to provide a sufficient quantity of solid-state separators and cells for internal development, customer sampling (including pre A-sample, A-sample, and B-sample cells), and marking the start of commercialization via production of C-sample cells made available for sale to a third party. Second, our San Jose engineering line and QS-0 are intended to provide the basis for continued manufacturing process development and help inform tool selection and specifications for equipment for QS-1. Delays in the successful buildout of our San Jose engineering line and QS-0 may impact both our development and the QS-1 timelines. And third, as we continue to buildout our manufacturing capabilities, we target the initial production of C- sample battery cells at QS-0.

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

Commercialization and Market Focus

Delivery of the A sample represents the beginning of the automotive qualification process, which involves several major delivery milestones — A, B and C samples — followed by the start of production. Each major sampling stage may consist of several generations of increasingly mature prototypes. We are currently targeting approximately 18 months between the A sample and prototype B-sample cells, which may use some low-volume processes. We anticipate a similar timeframe to go from B samples to C samples. Of course, these timelines involve uncertainty and will be influenced by a number of factors, including product and process development risks; the specification, ordering, and qualification of production tooling; other supply chain dynamics; and OEM validation timeframes.

We are currently targeting the initial production of C-sample battery cells at QS-0. We have demonstrated the performance capabilities of our solid-state separator and battery technology in single-layer, four-layer, and 10-layer solid-state cells and more recently announced early cycling test results of 16-layer and 24-layer solid-state cells, in each case in commercially relevant areas (ranging approximately from 60x75mm to 70x85mm). We will work to continue improving quality, consistency, and throughput and optimize all components of the cell. We will continue to work to further develop and validate the volume manufacturing processes to enable high volume manufacturing and minimize manufacturing costs. Finally, we intend to continue to use and expand on our engineering line in San Jose to prepare for high volume manufacturing, to continue to order QS-0 equipment and prepare QS-0, and to plan QS-1 through our joint venture partnership with Volkswagen.

QS-1, to be built and run by QSV, and the subsequent QS-1 Expansion, would represent a small fraction of Volkswagen’s demand for batteries and implies vehicle volumes under 2.5% of Volkswagen’s total production in 2021, assuming a 100kWh battery pack size. Our goal is to significantly expand the production capacity of the joint venture, in partnership with Volkswagen, to meet more of their projected demand. While Volkswagen is the first automotive original equipment manufacturer (“OEM”) that we signed an agreement with the goal of commercializing vehicles using our battery technology, we intend to work closely with other OEMs to make our solid-state battery cells widely available over time. In addition to Volkswagen, we have signed customer sampling agreements with five other OEMs, ranging from top ten manufacturers by global revenue to premium performance and luxury carmakers, to collaborate with us in the testing and validation of our solid-state battery cells with the goal of providing such cells to the OEM for inclusion into pre-production prototype vehicles and ultimately into serial production vehicles. The agreement follows testing of the Company’s early-stage cells by the OEM in its labs. We are currently focused on automotive EV applications, which have among the most stringent sets of requirements for batteries. However, we recognize that our solid-state battery technology has applicability in other large and growing markets including stationary storage and consumer electronics such as smartphones and wearables and intend to explore opportunities in those areas as appropriate.

We believe that our technology enables a variety of business models. In addition to joint ventures, such as the one with Volkswagen, we may operate solely-owned manufacturing facilities or license technology to other manufacturers. We intend to continue to invest in research and development to improve battery cell performance, improve manufacturing processes, and reduce cost.

Access to Capital

Assuming we experience no significant delays in the research and development of our solid-state battery cells, we believe that our cash resources will last through 2024. However, any delays could materially impact us.

Regulatory Landscape

We operate in an industry that is subject to many established environmental regulations, which have generally become more stringent over time, particularly in hazardous waste generation and disposal and pollution control. Regulations in our target markets include economic incentives to purchasers of EVs, tax credits for EV manufacturers, and economic penalties that may apply to a car manufacturer based on its fleet-wide emissions which may indirectly benefit us to the extent that the regulations expand the market size of EVs. While we also expect environmental regulations to provide a tailwind to our growth, it is possible for certain regulations to result in margin pressures. Trade restrictions and tariffs, while historically minimal between the European Union and the United States where most of our production and sales are expected, are subject to unknown and unpredictable change that could impact our ability to meet projected sales or margins.

COVID-19

Beginning in March 2020, the COVID-19 pandemic and the measures imposed to contain this pandemic have disrupted and may continue to impact the Company’s business. In California and other cities across the world, although many of the COVID-19 restrictions have been removed, there is still concern that some or all of these restrictions may be reimposed if there are new variants (which may be more contagious or severe and may be less responsive to vaccines or treatments) and resurgences of COVID-19 cases. The magnitude of the impact of the COVID-19 pandemic (or epidemics) on the Company’s supply chain, productivity, results of operations and financial position, and its disruption to the Company’s business and battery development and timeline, will depend in part, on the length and severity of these restrictions and on the Company’s ability to conduct business in the ordinary course.

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

Operating Expenses

Research and Development Expense

To date, our research and development expenses have consisted primarily of personnel-related expenses for scientists, experienced engineers and technicians as well as costs associated with the expansion and ramp up of our engineering and QS-0 facilities in San Jose, including the material and supplies to support the product development and process engineering efforts. As we ramp up our engineering operations to complete the development of our solid-state, lithium-metal batteries and required process engineering to meet automotive cost targets, we anticipate that research and development expenses will increase significantly for the foreseeable future as we expand our hiring of scientists, engineers, and technicians and continue to invest in additional plant and equipment for product development (e.g. multi-layer cell stacking, packaging engineering), building prototypes, and testing of battery cells as our team works to meet the full set of automotive product requirements. We also recognize significant non-cash stock-based compensation to employees directly involved in research and development activities. For stock-based compensation awards with performance and market conditions, such as the awards granted under our Extraordinary Performance Award Program (the “EPA Program”) in December 2021, the non-cash expense recognized is based on a probability assessment of the performance conditions, and as such, we expect research and development expenses to fluctuate in the future as the performance conditions are re-assessed at each reporting period. Further, should the stated market conditions of the EPA Program grants be achieved prior to the expected achievement period, we would accelerate the stock-based compensation expense recognized, which could result in significant fluctuations in research and development expense recognized in the future. For more information on the EPA Program and grants thereunder, see Note 9 to our unaudited consolidated financial statements elsewhere in this Report.

As we ramp up towards commercial manufacturing operations, we will begin to incur expenses that are directly associated with manufacturing, including allocation of indirect costs from research and development.

General and Administrative Expense

General and administrative expenses consist mainly of personnel-related expenses for our executive, sales and marketing and other administrative functions and expenses for director and officer insurance and outside professional services, including legal, accounting and other advisory services. We are rapidly expanding our personnel headcount and supporting systems, in anticipation of planning for and supporting the ramp up of commercial manufacturing operations and due to the ongoing requirements of being a public company. Accordingly, we expect our general and administrative expenses to increase significantly in the near term and for the foreseeable future. Upon commencement of commercial operations, we also expect general and administrative expenses to include customer and sales support and advertising costs. We also recognize significant non-cash stock-based compensation to executives and certain employees. The non-cash expense recognized for EPA Program grants is based on a probability assessment of the performance conditions, and as such, we expect general and administrative expenses to fluctuate in the future as the performance conditions are re-assessed at each reporting period. Further, should the stated market conditions of the EPA Program awards be achieved prior to the expected achievement period, we would accelerate the stock-based compensation expense recognized, which could result in significant fluctuations in general and administrative expense recognized in the future.

As we ramp up towards commercial manufacturing operations, we will begin to incur expenses that are directly associated with manufacturing, including allocation of indirect costs from general and administrative activities.

Other Income (Expense)

Interest Expense

Interest expense consists primarily of interest expense associated with our QS-0 facility leases.

Interest Income

Interest income consists primarily of interest income from marketable securities.

Other Income (Expense)

Our other income (expense) consists of miscellaneous income and expenses.

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

Results of Operations

Comparison of the Three and Six Months Ended June 30, 2022 to the Three and Six Months Ended June 30, 2021

The following table sets forth our historical operating results for the periods indicated (amounts in thousands):

	Three Months Ended June 30,		$	%	Six Months Ended June 30,		$	%
	2022	2021	Change	Change	2022	2021	Change	Change
Operating expenses:
Research and development	$65,133	$35,776	$29,357	82%	$126,478	$65,241	$61,237	94%
General and administrative	30,740	13,846	16,894	122%	60,052	29,056	30,996	107%
Total operating expenses	95,873	49,622	46,251	93%	186,530	94,297	92,233	98%
Loss from operations	(95,873)	(49,622)	(46,251)	93%	(186,530)	(94,297)	(92,233)	98%
Other income (loss):
Interest expense	(607)	(238)	(369)	155%	(1,207)	(238)	(969)	407%
Interest income	1,510	349	1,161	333%	2,326	596	1,730	290%
Change in fair value of assumed common stock warrant liabilities	—	130,504	(130,504)	(100)%	—	99,740	(99,740)	(100)%
Other (expense) income	133	(5)	138	(2760)%	221	98	123	126%
Total other income (loss):	1,036	130,610	(129,574)	(99)%	1,340	100,196	(98,856)	(99)%
Net income (loss)	(94,837)	80,988	(175,825)	(217)%	(185,190)	5,899	(191,089)	(3239)%
Less: Net loss attributable to non-controlling interest	(8)	—	(8)	100%	(9)	(10)	1	(10)%
Net income (loss) attributable to common stockholders	$(94,829)	$80,988	$(175,817)	(217)%	$(185,181)	$5,909	$(191,090)	(3234)%

Research and Development

The increase in research and development expense in the three months ended June 30, 2022 compared to the three months ended June 30, 2021 primarily resulted from the $10.3 million increase in personnel cost due to the growth in research and development headcount to support our battery technology development, an increase of $5.4 million in facility expenses primarily related to the QS-0 facility, an increase of $2.5 million related to depreciation and amortization, an increase of $1.9 million in engineering and research and development consulting fees, outside services and other, and an increase of $1.1 million for research and development material supplies and equipment maintenance expenses to support the growth in product development and manufacturing engineering efforts. Additionally, non-cash stock-based compensation expense increased by $8.2 million from $6.6 million for the three months ended June 30, 2021 to $14.8 million for the three months ended June 30, 2022 primarily due to the effect of restricted stock units (“RSU”) granted subsequent to June 30, 2021 and the EPA Program grants in December 2021.

The increase in research and development expense in the six months ended June 30, 2022 compared to the six months ended June 30, 2021 primarily resulted from the $22.5 million increase in personnel cost due to the growth in research and development headcount to support technology development, an increase of $8.7 million in facility expenses primarily related to the QS-0 facility, an increase of $6.1 million related to depreciation and amortization, an increase of $4.5 million in engineering and research and development consulting fees, outside services and other, and an increase of $4.4 million in material supplies and equipment maintenance to support the growth in product development and manufacturing engineering efforts. Additionally, non-cash stock-based compensation expense increased by $15.0 million from $13.0 million for the six months ended June 30, 2021 to $28.0 million for the six months ended June 30, 2022 primarily due to the effect of RSUs granted subsequent to June 30, 2021 and the EPA Program grants in December 2021.

General and Administrative

The increase in general and administrative expenses in the three months ended June 30, 2022 compared to the three months ended June 30, 2021 primarily resulted from the $3.6 million increase in professional fees and other corporate expenses due to costs associated with business growth and an increase of $1.7 million in personnel costs due to the headcount increase to support business growth. Additionally, non-cash stock-based compensation expense increased by $11.2 million, from $5.0 million for the three months ended June 30, 2021 to $16.1 million for the three months ended June 30, 2022 primarily due to the effect of RSUs granted subsequent to June 30, 2021 and the EPA Program grants in December 2021.

The increase in general and administrative expenses in the six months ended June 30, 2022 compared to the six months ended June 30, 2021 primarily resulted from the $6.2 million increase in professional fees and other corporate expenses due to costs associated with business growth and an increase of $3.1 million in personnel costs due to the headcount increase to support business growth. Additionally, non-cash stock-based compensation expense increased by $21.1 million, from $10.3 million for the six months ended June 30, 2021 to $31.4 million for the six months ended June 30, 2022 primarily due to the effect of RSUs granted subsequent to June 30, 2021 and the EPA Program grants in December 2021.

Interest Expense

The increase in interest expense during the three and six months ended June 30, 2022 was due to the interest expense associated with a finance lease, which commenced in May 2021.

Interest Income

The increase in interest income during the three and six months ended June 30, 2022 compared to the three and six months ended June 30, 2021 was mainly due to an increase in the interest rate.

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

Liquidity and Capital Resources

As of June 30, 2022 and December 31, 2021, our principal sources of liquidity were our cash and cash equivalents and marketable securities in the amount of approximately $1.3 billion and $1.4 billion, respectively. Our cash equivalents are invested in U.S. money market funds, U.S. Treasury bonds and commercial paper. Our marketable securities are invested in U.S. Treasury notes and bonds, commercial paper, and corporate notes and bonds.

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

We believe that our cash on hand will be sufficient to meet our working capital and capital expenditure requirements for a period of at least twelve months from the date of this Report. Assuming we experience no significant delays in the research and development of our solid-state battery cells, we believe that our cash resources will last through 2024. However, any delays could materially impact us. We may, however, need additional cash resources due to changed business conditions or other developments, including unanticipated delays in negotiations with automotive OEMs and tier-one automotive suppliers or other suppliers, supply chain challenges, disruptions due to the COVID-19 pandemic, competitive pressures, and regulatory developments, among others. To the extent that our current resources are insufficient to satisfy our cash requirements, we may need to seek additional equity or debt financing. If such financing is not available, or if the financing terms are less desirable than we expect, we may be forced to decrease our level of investment in product development or scale back our operations, which could have an adverse impact on our business and financial prospects.

Cash Flows

The following table provides a summary of our cash flow data for the periods indicated (amounts in thousands):

	Six Months Ended June 30,
	2022	2021
Net cash used in operating activities	$(98,733)	$(54,435)
Net cash (used in) provided by investing activities	116,633	(330,539)
Net cash provided by financing activities	4,768	683,648

Cash Flows from Operating Activities

Our cash flows used in operating activities to date have been primarily driven by the growth in our underlying business to support the research and development of our next-generation of battery technology. As we continue to ramp up hiring for technical headcount to accelerate our engineering efforts ahead of starting the pre-pilot and pilot line operations, we expect our cash used in operating activities to increase significantly before we start to generate any material cash flows from our business. To support our research and development activities and our plan to expand our pre-pilot manufacturing capability, we are expecting cash payments of $6.7 million during the next twelve months and $86.7 million thereafter for the operating lease commitments as of June 30, 2022. From time to time we also enter into non-cancellable service and purchase commitments. We are expecting cash used in operating activities to include payments of approximately $2.3 million in the next twelve months and approximately $10.0 million thereafter through 2027 for our non-cancellable commitments as of June 30, 2022. As we complete the development of our solid-state, lithium-metal batteries and required process engineering to meet automotive cost targets, we anticipate that research and development operating expenses will increase significantly for the foreseeable future.

Cash used in operating activities for the six months ended June 30, 2022 was primarily driven by a net loss of $185.2 million offset by non-cash of $59.4 million related to stock-based compensation, non-cash expense of $10.5 million related to depreciation and amortization, non-cash expense of $3.7 million related to amortization of premiums and accretion of discounts on marketable securities, and non-cash lease expense and amortization of right-of-use assets of $3.7 million. This was partially offset by an increase of $5.2 million in prepaid and other assets, an increase of $2.1 million in asset retirement obligation related to certain leased facilities and a $0.7 million in accounts payable and accrued liabilities mainly driven by higher period-over-period spending in payroll, materials and supplies, professional services and general and administrative to support the growth of the business, specifically in the research and development of our battery technology.

Cash used in operating activities for the six months ended June 30, 2021 was primarily driven by a net income of $5.9 million offset by the non-cash income of $99.7 million for the change in fair value of Assumed Common Stock Warrant liabilities, non-cash expense of $23.3 million related to stock-based compensation, non-cash expense of $5.4 million related to amortization of premiums and accretion of discounts on marketable securities, and non-cash expense of $5.2 million related to depreciation and amortization.

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

Cash provided by investing activities for the six months ended June 30, 2022 primarily consists of the maturity and sale of marketable securities of $419.2 million and $15.1 million, respectively, offset by $250.8 million used for the purchase of marketable securities. Cash provided by investing activities also reflects $66.9 million of cash used for various property and equipment, primarily to support our research and development activities.

Cash provided by investing activities for the six months ended June 30, 2021 primarily consists of proceeds from the maturities of marketable securities of $411.0 million. Proceeds from the sales of marketable securities was $121.5 million. These proceeds were offset by $819.3 million of cash used for the purchase of marketable securities, and $43.7 million of cash used for various property and equipment expenditures.

Cash Flows from Financing Activities

Our cash flows from financing activities primarily consist of proceeds from the exercise of stock options. Finance lease commitment for QS-0 will result in net cash payments of $2.9 million in the next twelve months and payments of $51.9 million thereafter.

Cash provided by financing activities during the six months ended June 30, 2022 is primarily due to $5.0 million received from the exercise of stock options and our employee stock purchase plan.

Cash provided by financing activities during the six months ended June 30, 2021 is primarily related to $462.9 million in net proceeds received from the March 2021 Public Offering, $112.3 million received from the exercise of Public Warrants, $99.9 million in net proceeds received from the Series F Preferred Stock Agreements and approximately $9.5 million received from the exercise of stock options.

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

We consider an accounting judgment, estimate or assumption to be critical when (1) the estimate or assumption is complex in nature or requires a high degree of judgment and (2) the use of different judgments, estimates and assumptions could have a material impact on the consolidated financial statements. Our significant accounting policies are described in Note 2 to our condensed consolidated financial statements elsewhere in this Report. Our critical accounting policies and estimates were described in Part II, Item 7, “Critical Accounting Policies and Estimates" in our Annual Report. There have been no material changes to our critical accounting policies and estimates since our Annual Report.

Recent Accounting Pronouncements

See Note 3 to the condensed consolidated financial statements elsewhere in this Report for more information about recent accounting pronouncements, the timing of their adoption, and, to the extent it has made one, of their potential impact on our financial condition and its results of operations and cash flows.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes to the Company’s market risk during the three months ended June 30, 2022. For a discussion of the Company’s exposure to market risk, refer to the Company’s market risk disclosures set forth in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” of our Annual Report.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Report. Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of June 30, 2022, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

During the second quarter of 2022, we implemented a new enterprise resource planning (“ERP”) system, which replaced or enhanced certain internal financial, and operating systems. We followed a project management process which required pre-implementation planning, design, testing and approvals. As a result of this implementation, we modified certain existing internal controls to ensure the controls were appropriate with the new ERP system.

Except with respect to the ERP implementation, there were no other changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Securities Exchange Act of 1934 that occurred during the quarter ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

Information regarding legal proceedings is available in Note 7 to the condensed consolidated financial statements elsewhere in this Report.

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

•
We face significant challenges in our attempt to develop a solid-state battery cell and produce it at high volumes with acceptable quality, consistency, throughput and cost. The pace of development in materials science is often not predictable, and we may encounter delays and cost overruns related to planning, permitting, construction, supply chain disruptions, equipment installation, utilities infrastructure installation and operations start-up of our manufacturing facilities. Delays or failures in accomplishing these and other development objectives, including delays in delivering battery cell samples to our customers, may delay or prevent successful commercialization of our products.
•
We may not be able to establish supply relationships for necessary materials, components or equipment or may be required to pay more than anticipated for components or equipment, or external factors may negatively affect the reliability of such suppliers, all of which could delay the introduction of our product and negatively impact our business.
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

Developing lithium-metal solid-state batteries that meet the requirements for wide adoption by automotive OEMs is a difficult undertaking and, as far as we are aware, has never been done before. We are still in the development stage and face significant challenges in completing the development of our multi-layer battery cells and in producing battery cells in commercial volumes. Some of the development challenges that could prevent the introduction of our solid-state battery cell include difficulties with increasing the quality, consistency and throughput of our separators and cells, increasing the size and layer count of our multi-layer cells, increasing manufacturing to produce the volume of cells needed for our technology development and customer applications, installing, bringing up and optimizing higher volume manufacturing equipment, packaging design and engineering to ensure adequate cycle life, pressure management, cost reduction, completion of the rigorous and challenging specifications required by our automotive partners, including but not limited to, calendar life, mechanical testing, and abuse testing and development of the final manufacturing processes.

Our solid-state separators are in the development stage. These separators have never been used before for battery applications (or to our knowledge, for any other applications) and there are significant quality, consistency and throughput, cost and manufacturing process challenges to be solved in order for the separators to be produced and used commercially. We are likely to encounter engineering challenges as we increase the lateral dimensions, reduce the thickness and increase the production volume of our solid-state separators. If we are not able to overcome these barriers in developing and producing solid-state separators at commercial volumes, our business could fail.

To achieve target energy density, we need to assemble multiple cell layers and enclose them within a single battery package. Depending upon our customer’s requirements, our battery cell may require dozens of layers within each battery package. We have tested single-layer, four-layer, 10-layer and 16-layer cells in commercially relevant areas that measure approximately 60x75mm to 70x85mm, but we must make multi-layer cells with a higher layer count. We are targeting two to four dozen layers for our A-sample battery cells and additional layers for our B-sample battery cells – depending upon customer preference, cell design considerations, and other factors – and to produce these cells at a high yield without compromising performance, and while solving related packaging challenges in a way that is scalable and low-cost. There are significant engineering and mechanical challenges that we must overcome to build our multi-layer battery cells. In addition, we will need to acquire certain tools that we currently do not possess and develop the manufacturing process necessary to make these multi-layer battery cells in high volume. If we are not able to overcome these developmental hurdles in building our multi-layer cells, our business is likely to fail.

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

In addition, we must advance our manufacturing processes to include more automation, such as automated film handling and stacking, and to use higher volume tools and processes, such as moving to larger continuous flow equipment. We must also continue process development and innovation efforts towards substantially shortening cycle time, improving process control, and reducing consumables (including energy usage), towards the target end goal of increasing the throughput, quality, and consistency of our solid-state separators and battery cells. We may encounter delays or unexpected challenges in the delivery, installation and operation of the new equipment. Examples include global supply chain issues that impact our equipment suppliers, supplier non-performance, equipment damage in transit, and COVID-19-related delays. These challenges may be exacerbated in situations where we source certain of our materials and equipment exclusively from one or a few suppliers. Further, we must build QS-0 to expand our capacity to produce engineering samples or prototype cells needed for our development work and to supply additional cells to prospective customers for testing. We could encounter significant delays and cost overruns related to planning, permitting, construction, equipment installation and qualification, utilities infrastructure installation, and operations start-up of our manufacturing facilities, including QS-0. For example, we have experienced short-term power outages at our San Jose engineering line and proposed QS-0 facility that have been resolved but similar disruptions may occur in the future; recent delays associated with material shortage and backups at key shipping ports could impact the capacity at which we can run the facility; and certain of our construction contractors have previously reported delays due to labor strikes of their employees that have been resolved for now but may reoccur in the future. We must substantially improve our manufacturing processes to increase yield and throughput to achieve the cost, performance and volume levels required for commercial shipments. In addition, our multi-layer battery cells must simultaneously satisfy all of the commercial and safety requirements of our customers.

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

We rely on third-party suppliers for components and equipment necessary to develop and manufacture our solid-state batteries, including key supplies, such as our cathode material and manufacturing tools for both our separator and solid-state battery cells. We are collaborating with key suppliers but have not yet entered into agreements for the supply of production quantities of these materials. To the extent that we are unable to enter into commercial agreements with these suppliers on beneficial terms, or these suppliers experience difficulties ramping up their supply of materials to meet our requirements, the introduction of our battery will be delayed. To the extent our suppliers experience any delays in providing or developing the necessary materials, we could experience delays in delivering on our timelines. For example, we have previously experienced minor disruptions to the supply of process gas due to the shortage of truck drivers related to the COVID-19 pandemic and have also experienced disruption to the supply of petroleum-derived products as a result of certain weather and geopolitical events. The war in Ukraine and resulting sanctions against Russia by certain countries has also led to an increase in the price of petroleum and petroleum-derived products, which in turn could adversely affect the cost of manufacturing, input material pricing and logistics costs.

We expect to incur significant costs related to procuring materials required to manufacture and assemble our batteries. We expect to use various materials in our batteries that will require us to negotiate purchase agreements and delivery lead-times on advantageous terms. We may not be able to control fluctuation in the prices for these materials or negotiate agreements with suppliers on terms that are beneficial to us. Our business depends on the continued supply of certain proprietary materials for our products. We are exposed to multiple risks relating to the availability and pricing of such materials and components, including reliance upon our vendors to construct and produce tools to increase volumes, which may lead to delays or the requirement that we make additional upfront payments. Substantial increases in the prices for our raw materials or components, which may be expected, particularly if inflation rates continue at the high levels seen in the first half of 2022, would increase our operating costs and negatively impact our prospects. For example, our shipping costs have increased as suppliers have applied fuel surcharges. Costs for certain key raw materials and components have also increased due to fluctuations in global commodity prices. Our suppliers' increasing labor costs have also contributed to rising prices. Given that we have yet to generate any revenue from our business operations, we are also limited in our ability to pass on the cost of any such increases to our customers.

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

In addition, as the war in Ukraine continues or possibly escalates, this may lead to further disruption, instability and volatility in global markets and industries that could negatively impact our operations and our supply chain. The U.S. government and other governments have already imposed severe sanctions and export controls against Russia and Russian interests and may yet impose additional sanctions and controls. The impact of these measures, as well as potential responses to them by Russia, is currently unknown and they could adversely affect the global economy, our business, supply chain, partners or customers. The surge in the number of coronavirus cases in China during the second quarter of 2022 and the resultant lockdown in some cities, including Shenzhen and Shanghai, has also adversely affected supply chains and may impact our ability to access materials timely in the event such supply chain disruptions continue or are not fully resolved. In addition, should there be economic disruption resulting from the dynamics of geopolitical relations between the U.S. and China, there may be volatility of prices and lead times of equipment and materials sourced from or with a supply chain passing through China.

We may be unable to adequately control the costs associated with our operations and the components necessary to build our solid-state battery cells, and, if we are unable to control these costs and achieve cost advantages in our production of our solid-state battery cells at scale, our business will be adversely affected.

We require significant capital to develop and grow our business and expect to incur significant expenses, including those relating to research and development, raw material procurement, leases, sales and distribution as we build our brand and market our batteries, and general and administrative costs as we scale our operations. For example, there has been volatility in prices and availability for raw material such as cobalt, nickel, and lithium and such material may face industry-wide shortages. Our ability to become profitable in the future will not only depend on our ability to successfully market our solid-state batteries and services, but also to control our costs and achieve our target cost projections, including our projected cost advantage when compared to the costs of building traditional lithium-ion batteries at scale. If we are unable to cost efficiently design, manufacture, market, sell and distribute our solid-state batteries and services, our margins, profitability and prospects would be materially and adversely affected. We have not yet produced any solid-state battery cells at the commercial capacity or in volume and our forecasted cost advantage for the production of these cells at scale, compared to conventional lithium-ion cells, will require us to achieve rates of throughput, use of electricity and consumables, yield, and level of automation that we have not yet achieved. If we are unable to achieve these targeted rates, our business will be adversely impacted.

In particular, while we have estimated that eliminating the anode host material and the associated manufacturing costs will provide a savings in production at scale compared to the costs of building traditional lithium-ion batteries at leading manufacturers, that estimate is subject to numerous assumptions and uncertainties. To achieve those savings, we will need to achieve significant cost savings in battery design and manufacturing, in addition to the cost savings associated with the elimination of an anode from our solid-state battery cells, while controlling costs associated with the manufacturing of our solid-state separator, including achieving substantial improvements in throughput and yield required to hit commercial targets. Further, we will need to capture industry-wide cost savings in the materials, components, equipment, and processes that we share, notably in the cathode, cell design, and factory. We cannot be certain that we will achieve these cost savings or that future efficiency improvements in lithium-ion battery manufacturing will not reduce or eliminate these estimated cost savings.

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

Both our pilot manufacturing facilities and our large-scale manufacturing facility will require large-scale machinery. Such machinery is likely to suffer unexpected malfunctions from time to time and may require repairs and spare parts to resume operations, which may not be available when needed, particularly if global supply chain disruptions continue or are not fully resolved. Unexpected malfunctions of our production equipment may significantly affect the intended operational efficiency. In addition, because this equipment has not been used to build our solid-state battery cells before, the operational performance and costs associated with this equipment can be difficult to predict and may be influenced by factors outside of our control, such as, but not limited to, failures by suppliers to deliver necessary components of our products in a timely manner and at prices and volumes acceptable to us, environmental hazards and remediation, difficulty or delays in obtaining governmental permits, damages or defects in systems, industrial accidents, fires, seismic activity and other natural disasters.

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

There is no assurance that we will be able to complete the development of the solid-state battery cells in the time frame required by the joint venture arrangements or to satisfy Volkswagen's business needs. If we do not complete this development in a timely manner, Volkswagen may terminate its participation in the joint venture. Our joint venture arrangements with Volkswagen provide a framework for our cooperation and requires that we and Volkswagen enter into certain additional arrangements regarding the purchase by the joint venture of solid-state separators from us, the purchase and pricing of the solid-state battery cells that will be produced by the joint venture and sold to Volkswagen, and the terms for licensing our technology to the joint venture. There can be no assurance that we will be able to agree with Volkswagen on these key elements on terms that are financially beneficial for us or that we will be able to enter into the additional arrangements, including any purchase orders, with Volkswagen for commercialization under the joint venture arrangements.

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

Many of our potential customers tend to be large enterprises. Therefore, our future success will depend on our ability to effectively sell our products to such large customers. Sales to these end-customers involve risks that may not be present (or that are present to a lesser extent) with sales to smaller customers. These risks include, but are not limited to, (i) increased purchasing power and leverage held by large customers in negotiating contractual arrangements with us, including a greater ability to push back on attempts to pass on increased operating and procurement costs, and (ii) longer sales cycles and the associated risk that substantial time and resources may be spent on a potential end-customer that elects not to purchase our solutions.

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

As of June 30, 2022, the value of Volkswagen’s interest in the joint venture is approximately $1.7 million, which is recorded as redeemable non-controlling interest in our Condensed Consolidated Balance Sheets.

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

Our growth and future demand for our products is highly dependent upon the adoption by consumers of alternative fuel vehicles in general and EVs in particular. In response to the Russian invasion of Ukraine, many countries, companies and consumers have accelerated targets with respect to decreasing dependency on fossil fuels, which in turn is expected to increase demand for EVs; however, the market for new EVs continue to evolve rapidly and is also characterized by rapidly changing technologies, competitive pricing and competitive factors, evolving government regulation and industry standards, and changing consumer demands and behaviors. If the market for EVs in general does not develop as expected, or develops more slowly than expected, our business, prospects, financial condition and operating results could be harmed.

Concentration of ownership among a few stockholders and our executive officers, directors and their affiliates may prevent other stockholders from influencing significant corporate decisions.

As of June 30, 2022, our executive officers, directors and their affiliates as a group and each of our stockholders who own 5% or more of our outstanding Class A Common Stock or our Class B Common Stock, in the aggregate, beneficially own approximately 30.7% of our Class A Common Stock and 95.9% of our Class B Common Stock outstanding, representing approximately 76.2% of the vote. As a result, these stockholders will be able to exercise a significant level of control over all matters requiring stockholder approval, including the election of directors, any amendment of our Amended and Restated Certificate of Incorporation (the “Certificate of Incorporation”) and approval of significant corporate transactions. In addition, Volkswagen holds the right to designate two directors to our Board. This control could have the effect of delaying or preventing a change of control or changes in our management and will make the approval of certain transactions difficult or impossible without the support of these stockholders and of their votes.

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

Even if our patent applications succeed and we are issued patents in accordance with them, these patents may still be contested, circumvented, invalidated or limited in scope in the future. The rights granted under any issued patents may not provide us with meaningful protection or competitive advantages, and some foreign countries provide significantly less effective patent enforcement than in the United States. In addition, the claims under any patents that issue from our patent applications may not be broad enough to prevent others from developing technologies that are similar or that achieve results similar to ours. The intellectual property rights of others could also bar us from licensing and exploiting any patents that issue from our pending applications. In addition, patents issued to us may be infringed upon or designed around by others and others may obtain patents that we need to license or design around, either of which would increase costs and may adversely affect our business, prospects, financial condition and operating results.

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

We incurred a loss from operations of approximately $95.9 million and $186.5 million, a net loss of approximately $94.8 million and $185.2 million for the three and six months ended June 30, 2022, respectively, and an accumulated deficit of approximately $2.2 billion from our inception in 2010 through June 30, 2022. We believe that we will continue to incur operating losses each quarter until at least the time we begin significant production of our lithium-metal solid-state batteries, and such production is not expected to occur in the near future.

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

We may be negatively impacted by epidemics, pandemics, and other outbreaks, such as the COVID-19 pandemic.

We face various risks related to epidemics, pandemics, and other outbreaks. For example, the COVID-19 pandemic resulted in changes in consumer and business behavior, a severe market downturn, and restrictions on business and individual activities, as well as in significant volatility in the global economy and reduced economic activity. The spread of COVID-19 also impacted our potential customers and our suppliers by disrupting the manufacturing, delivery and overall supply chain of battery, EV and equipment manufacturers and suppliers and led to a global decrease in battery and EV sales in markets around the world. In response to the pandemic, government authorities implemented numerous measures to try to contain the virus, such as travel bans and restrictions, quarantines, stay-at-home or shelter-in-place orders, and business shutdowns. Employees at our headquarters located in San Jose, California were subject to a stay-at-home order from the state and local governments. These measures limited operations in our San Jose headquarters and have and may continue to adversely impact our employees, research and development activities and operations (especially since various aspects of our business cannot be conducted remotely, including many aspects of the development and manufacturing of our solid-state material and our battery cells) and the operations of our suppliers, vendors and business partners, and may negatively impact our sales and marketing activities.

Government authorities have vacillated between the easing of restrictive measures and reinstating such measures or threatening to do so based on the current severity of the pandemic and the reinstatement of any such measures may adversely affect our future manufacturing plans, supply chain sales and marketing activities, business and results of operations. For example, we have previously experienced minor disruptions to the supply of process gas due to the shortage of truck drivers related to the COVID-19 pandemic. We may be required to take further actions as may be required by government authorities or that we determine are in the best interests of our employees, suppliers, vendors and business partners.

The extent to which the COVID-19 pandemic continues to impact our business, prospects and results of operations will depend on future developments, which are highly uncertain and cannot be predicted, including the duration and spread of the pandemic, the actions to contain the virus or treat its impact, including the distribution and administration of effective vaccines, a waning immunity among persons already vaccinated, an increase in fatigue or skepticism with respect to initial or booster vaccinations, the severity of breakthrough cases and COVID-19 variants, including potentially vaccine-resistant variants, and how quickly and to what extent normal economic and operating activities can resume. Even after the COVID-19 pandemic has subsided, we may continue to experience an adverse impact to our business as a result of the global economic impact, including any recession that has occurred or may occur in the future, or due to changes in consumer behavior, for example an increase in remote work leading to a decrease in demand for automobiles.

An outbreak of monkeypox was confirmed in May 2022 and new epidemics, pandemics or outbreaks of novel diseases may arise at any time. If such epidemics, pandemics or other outbreaks or a worsening of the COVID-19 pandemic were to occur, this may adversely affect our business, prospects, financial condition and operating results.

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

We may be involved in a variety of litigation, other claims, suits, regulatory actions or government investigations and inquiries and commercial or contractual disputes that, from time to time, are significant. See Note 7 to the condensed consolidated financial statements elsewhere in this Report for a description of pending litigation matters that we are involved in.

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

The research, development, and manufacturing of our batteries, supporting information systems (including internal systems such as research and development systems or external systems such as our website), and data that we maintain may be subject to intentional or inadvertent disruption, security incidents, or violations of laws, regulations, or other obligations relating to data handling, or perceptions that any of the foregoing have occurred, that could result in private claims, demands and litigation, regulatory investigations and other proceedings, and fines and other liabilities and adversely impact our reputation and future sales. We expect to face significant challenges with respect to information security and maintaining the security and integrity of our systems and other systems used in our business, as well as with respect to the data stored on or processed by these systems. Advances in technology, an increased level of sophistication, and an increased level of expertise of hackers, new discoveries in the field of cryptography or other factors can result in a compromise or breach of, or other security incident with respect to, the systems used in our business or of security measures used in our business to protect confidential information, personal information, and other data. Additionally, remote working further increases the security threats that we and our third-party service providers and suppliers face.

The availability and effectiveness of our batteries, and our ability to conduct our business and operations, depend on the continued operation of information technology and communications systems, some of which we have yet to develop or otherwise obtain the ability to use. Systems used in our business, including data centers and other information technology systems, may be vulnerable to damage or interruption. Such systems could also be subject to break-ins, corporate sabotage or state-sponsored espionage, and intentional acts of vandalism, infection by ransomware, viruses, or other malware, as well as disruptions and security incidents as a result of non-technical issues, including intentional or inadvertent acts or omissions by employees, service providers, or others, to among other things, properly implement our software and related security patches and updates. We use service providers to help provide certain services, and any such service providers face similar security and system disruption risks as us. Some of the systems used in our business are not and will not be fully redundant, and our disaster recovery planning cannot account for all eventualities. Any data security incidents or other disruptions to any data centers or other systems used in our business could result in lengthy interruptions in our service and may adversely affect our business, prospects, financial condition and operating results.

Significant capital and other resources may be required in efforts to protect against information security breaches, security incidents, and system disruptions, or to alleviate problems caused by actual or suspected information security breaches and other data security incidents and system disruptions. The resources required may increase over time as the methods used by hackers and others engaged in online criminal activities and otherwise seeking to obtain unauthorized access to systems or data, and to disrupt systems, are increasingly sophisticated and constantly evolving. In addition, the risk of cyber attacks is believed to have recently increased, as Russia may use cyber attacks as retaliatory measures in response to Western sanctions. Such cyber attacks could disrupt the economy more generally and could also impact our operations either directly or indirectly.

Security breaches and/or incidents can also remain undetected for an extended period as hackers mine data over time or optimize the timing and potency of their cyber attacks or disruptions. Any failure or perceived failure by us or our service providers to prevent information security breaches or other security incidents or system disruptions, or to comply with privacy policies or privacy-related legal obligations, or any compromise of security that results in or is perceived or reported to result in unauthorized access to, or loss, theft, alteration, release, transfer, unavailability, or other processing of, our information, or any personal information or other customer data or confidential information, that we or our service providers maintain or otherwise process, could cause our potential customers to lose trust in us, result in loss or theft of proprietary or sensitive data and intellectual property, could harm our reputation and competitive position and could expose us to legal claims, demands, and litigation, regulatory investigations and proceedings, and fines, penalties, and other liability. Any such actual or perceived security breach, security incident or disruption could also divert the efforts of our technical and management personnel and could require us to incur significant costs and operational consequences in connection with investigating, remediating, eliminating and putting in place additional tools and devices designed to prevent actual or perceived security breaches and other incidents and system disruptions.

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

Our insurance policies may not cover all or any of the potential losses arising from any such disruption, failure, security breach, or incident impacting our systems or data or third-party systems where information important to our business operations is maintained.

Our ability to manage our business and monitor results is highly dependent upon IT systems. A failure of these systems or our newly implemented ERP system or our planned MES implementation could have a material adverse effect on our business.

We are highly dependent upon a variety of IT systems to operate our business. To continue to support our growth, we are making significant technological upgrades to our information systems. We implemented a new ERP system in the second quarter of 2022, and we will continue to make investment in improving and adding new functionality to the ERP system. We will also implement a new manufacturing execution system (“MES”) to perform various functions and improve on the efficiency of our business. These implementations are complicated, lengthy processes that have already required and will continue to require significant human investment, which diverts resources from other operations. Delays in the execution of these project plans, or any divergence from it, may result in cost overruns and, business interruptions. In addition, any divergence from our project plan could negatively impact the timing and/or extent of productivity and process enhancement we expect to achieve from the operation and enhancements to our ERP system and the implementation of our MES system. Failure to properly or adequately address any unaccounted for or unforeseen issues in successfully replacing our legacy systems could negatively impact our ability to support necessary business operations, including, without limitation, fulfilling federal, state and local reporting and filing requirements in a timely or accurate manner, or otherwise operate our business and production lines effectively. In addition, if any issues concerning the new systems result in, or contribute to, a delay in our timely reporting of our results of operations for any period or our not filing one or more periodic reports with the SEC on time, the price of our Class A Common Stock could decline substantially, and we could face costly lawsuits, including securities class actions, and also could impair our ability to raise necessary capital to run our operations and progress our product development efforts. Further, as we are dependent upon our ability to gather and promptly transmit accurate information to key decision makers, our business, results of operations and financial condition may be adversely affected if our information systems do not allow us to transmit accurate information, even for a short period of time. Failure to properly or adequately address these issues could negatively impact our ability to perform necessary business operations, which could adversely affect our reputation, competitive position, business, results of operations and financial condition.

The operation of our new ERP system and the implementation of our MES system could negatively impact the effectiveness of business operations.

Our ERP system is critical to our ability to accurately maintain books and records, provide important information to our management and prepare our consolidated financial statements. Use of our newly implemented ERP system requires new business and financial processes, and any such changes involve risks, including potential errors, processing inefficiencies and loss of data. If the transition to our newly implemented ERP system is not successful, and the new system and new processes do not operate as intended, the effectiveness of our internal control over financial reporting could be adversely affected and our ability to assess it adequately could be further impacted. If difficulties in operating the newly implemented ERP system or related processes result in a material weakness in our internal control over financial reporting, a failure to remediate the material weakness could also negatively impact our ability to prepare our future financial statements in conformity with U.S. GAAP. If we experience ongoing disruptions with such implementation and/or are unable to remediate any such material weakness, such events could have a material adverse effect on our reputation, competitive position, business, results of operations and financial condition.

An MES is an information system that monitors and tracks the process of producing manufactured and research and development goods on the factory floor. The overall goal of the MES is to make certain that manufacturing operations are effectively executed to ensure development and production milestones and deliveries stay on schedule. Any impacts to our MES execution implementation timeline will prevent us from tracking and gathering accurate data associated with our production processes. Delays in our MES deployment could prevent us from accurately predicting product shipments and could result in negative impacts on our factory scaling efforts. If we experience ongoing disruptions with our MES implementation and/or are unable to remediate challenges as they arise, this could affect our reputation with customers, our competitive position, and could impact our ability to scale and grow our manufacturing operation.

The continued investment in ramping up our operations, enhancements to the ERP systems and implementation of our MES will involve substantial expenditures, as well as design, development and implementation activities. Until the new systems are fully implemented and operational, we expect to incur additional expenses and capital expenditures to implement and test the systems, and there can be no assurance that issues relating to the systems will not occur or be identified. Our business and results of operations may be adversely affected if we experience operating problems, additional costs, or cost overruns during the implementation process, or if the systems or any related processes change significantly.

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

Our batteries, and the sale of EVs and motor vehicles in general, are subject to substantial regulation under international, federal, state and local laws, including export control laws. We expect to incur significant costs in complying with these regulations. Regulations related to the battery and EV industry and alternative energy are currently evolving and we face risks associated with changes to these regulations as well as potentially also to heightened regulatory scrutiny.

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

The trading price of our Class A Common Stock has been and may in the future continue to be subject to extreme volatility. For example, from November 27, 2020, the date our Class A Common Stock began trading on the New York Stock Exchange ("NYSE"), through June 30, 2022, our Class A Common Stock has experienced an intra-day trading high of $132.73 per share and an intra-day trading low of $8.22 per share. At certain times during such period, the daily fluctuations in the trading price of our Class A Common Stock were substantially greater than 10%. We cannot predict the magnitude of future fluctuations in the trading price of our Class A Common Stock. The trading price of our Class A Common Stock may be affected by a number of factors, including events described in the risk factors set forth in this Report and in our other reports filed with the SEC from time to time, as well as our operating results, financial condition and other events or factors. Any of the factors listed below could have a material adverse effect on your investment in our securities. Factors affecting the trading price of our securities may include:

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

Following certain periods of volatility in the market price of our securities, we may become the subject of securities litigation. We have experienced and may in the future experience additional litigation following periods of volatility. This type of litigation may result in substantial costs and a diversion of management’s attention and resources.

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

The development, design, manufacture and sale of batteries is a capital-intensive business, which we have financed through joint venture arrangements, other third-party financings and issuance of additional equity. As a result of the capital-intensive nature of our business, we can be expected to continue to sustain substantial operating expenses without generating sufficient revenues to cover expenditures. Over time, we expect that we will need to raise additional funds, including through entry into new or extending existing joint venture arrangements, through the issuance of equity, equity-related or debt securities or through obtaining credit from financial institutions to fund, together with our principal sources of liquidity, ongoing costs such as research and development relating to our batteries, the construction of large factories, any significant unplanned or accelerated expenses, and new strategic investments. We cannot be certain that additional capital will be available on attractive terms, if at all, when needed, which could be dilutive to stockholders, and our financial condition, results of operations, business and prospects could be materially and adversely affected.

Short sellers may engage in manipulative activity that could drive down the market price of our Class A Common Stock.

Short selling is the practice of selling securities that the seller does not own but rather has borrowed or intends to borrow from a third party with the intention of later buying lower priced identical securities to return to the lender. Accordingly, it is in the interest of a short seller of our Class A Common Stock for the price to decline. Some short sellers publish, or arrange for the publication of, opinions about or characterizations of our business which may create negative market momentum. Issuers, like us, whose securities have historically had limited trading history or volumes and/or have been susceptible to relatively high volatility levels can be particularly vulnerable to such short seller attacks. No assurances can be made that similar declines in the market price of our Class A Common Stock will not occur in the future, in connection with the activities of short sellers.

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

All stock-based awards are required to be recognized based on their estimated grant date fair values. The amount recognized could vary depending on a number of assumptions or changes that may occur. We have granted stock-based awards to our Chief Executive Officer and other members of our management team pursuant to the Extraordinary Performance Award Program (the "EPA Program"). EPA Program awards have a vesting schedule based on the attainment of both performance (e.g. business milestones) and market conditions (e.g. stock price target).

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

Shares of Class B Common Stock have 10 votes per share, while shares of Class A Common Stock have one vote per share. As of June 30, 2022, the holders of the Class B Common Stock (excluding the voting power of any shares of Class A Common Stock beneficially owned by such holders) control approximately 69.9% of the voting power of our capital stock and therefore collectively control matters submitted to our stockholders for approval, including the election of directors, amendments of our organizational documents and any merger, consolidation, sale of all or substantially all of our assets or other major corporate transactions. Even though these holders are not party to any agreement that requires them to vote together, they may have interests that differ from yours and may vote in a way with which you disagree, and which may be adverse to your interests. This concentrated control may have the effect of delaying, preventing or deterring a change in control of us, could deprive our stockholders of an opportunity to receive a premium for their capital stock as part of a sale of us, and might ultimately affect the market price of shares of our Class A Common Stock.

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

Anti-takeover provisions in our Certificate of Incorporation or Bylaws and Delaware law could make an acquisition of us more difficult, limit attempts by our stockholders to replace or remove our management and limit the market price of our Class A Common Stock.

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

Our success depends on our ability to attract and retain our executive officers, key employees and other qualified personnel, and our operations may be severely disrupted if we lose their services. As we build our brand and become more well known, there is increased risk that competitors or other companies will seek to hire our personnel. None of our employees are bound by a non-competition agreement. The failure to attract, integrate, train, motivate and retain these personnel could seriously harm our business and prospects.

In addition, we are highly dependent on the services of Jagdeep Singh, our Chief Executive Officer, and other senior technical and management personnel, including our executive officers, who would be difficult to replace. If Mr. Singh or other key personnel were to depart, this could negatively impact our prospects, triggering further departures and limiting the Company’s ability to operate and grow our business.

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

We have incurred and will continue to incur significant expenses and administrative burdens as a public company, which could have an adverse effect on our business, financial condition and results of operations.

Our Class A Common Stock is listed on the NYSE under the symbol “QS”. As a public company, we incur significant legal, accounting, administrative and other costs and expenses associated with corporate governance requirements and listing standards that are applicable to public companies. If we were to fail to meet such requirements and standards and if the NYSE were to consequently delist our Class A Common Stock from trading on its exchange and we are not able to list such securities on another national securities exchange, we expect such securities could be quoted on an over-the-counter market. If this were to occur, we and our stockholders could face significant material adverse consequences including:

•
a limited availability of market quotations for our securities;
•
reduced liquidity for our securities;
•
a limited amount of news and analyst coverage; and
•
a decreased ability to issue additional securities or obtain additional financing in the future.

In addition, the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), including the requirements of Section 404, as well as rules and regulations subsequently implemented by the SEC, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 and any rules and regulations promulgated and to be promulgated thereunder, the PCAOB and the securities exchanges, impose additional reporting and other obligations on public companies. Meeting the standards and controls required of a public company in the United States requires significant ongoing costs. It is possible that we will be required to further expand our employee base and hire additional employees to support our operations, particularly as such standards and controls continue to change over time, which will increase our operating costs in future periods.

Compliance with evolving public company requirements may continue to increase costs and make certain activities more time-consuming. For example, we have created new Board committees and adopted new internal controls and disclosure controls and procedures. In addition, expenses associated with SEC reporting requirements already have been and will continue to be incurred. Furthermore, if any issues in complying with those requirements are identified, such as material weakness in our internal controls that require a restatement of previously issued consolidated financial statements, we could incur additional costs rectifying those or new issues, and the existence of these issues could adversely affect our reputation or investor perceptions of it. It will also be more expensive to obtain director and officer liability insurance. Risks associated with our status as a public company may make it more difficult to attract and retain qualified persons to serve on our Board or as executive officers. The reporting and other obligations imposed by these rules and regulations have resulted in and may continue to result in significant accounting, administrative, financial compliance and legal costs. These costs have required and may continue to require us to divert a significant amount of money that could otherwise be used to expand the business and achieve strategic objectives. Advocacy efforts by stockholders and third parties may also prompt additional changes in governance and reporting requirements, which could further increase costs.

If we experience material weaknesses in the future or otherwise fail to maintain an effective system of internal controls in the future, our business could be adversely affected, and we may not be able to accurately report our financial condition or results of operations which may adversely affect investor confidence in us and, as a result, the value of our Class A Common Stock.

As a public company, we are required, under Section 404 of the Sarbanes-Oxley Act, to furnish annual reports by management on, among other things, the effectiveness of our internal control over financial reporting. This assessment needs to include disclosure of any material weaknesses identified by our management in our internal control over financial reporting. A material weakness is a deficiency or combination of deficiencies in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual and interim financial statements will not be detected or prevented on a timely basis. If we identify one or more material weaknesses in our internal control over financial reporting, we will be unable to assert that our internal controls are effective. The effectiveness of our controls and procedures may be limited by a variety of factors, including:

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

The trading market for our securities will be influenced by the research and reports that industry or securities analysts may publish about us, our business, market or competitors. Securities and industry analysts do not currently, and may never, publish research on us. If no securities or industry analysts commence coverage of us, our share price and trading volume would likely be negatively impacted. If any of the analysts who may cover us change their recommendation regarding our shares of Class A Common Stock adversely, or provide more favorable relative recommendations about our competitors, the price of our shares of Class A Common Stock would likely decline. If any analyst who may cover us were to cease our coverage of us or fail to regularly publish reports on us, we could lose visibility in the financial markets, which in turn could cause our share price or trading volume to decline.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits.

Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date

2.1	Business Combination Agreement, dated as of September 2, 2020, by and among Kensington Capital Acquisition Corp., Kensington Capital Merger Sub Corp. and Legacy QuantumScape.	S-4/A	333-248930	2.1	November 12, 2020

2.2	Amendment No. 1 to Business Combination Agreement, dated as of September 21, 2020, by and among Kensington Capital Acquisition Corp., Kensington Capital Merger Sub Corp. and Legacy QuantumScape.	S-4/A	333-248930	2.2	November 12, 2020

3.1	Amended and Restated Certificate of Incorporation of the Company.	8-K	001-39345	3.1	December 2, 2020

3.2	Amended and Restated Bylaws of the Company.	8-K	001-39345	3.2	December 2, 2020

10.1+	The Registrant’s Outside Director Compensation Policy	10-Q	001-39345	10.2	May 2, 2022

10.2*+	Celina Mikolajczak Separation Agreement and Release Dated June 6, 2022

10.3*+	Celina Mikolajczak Scientific Advisory Board Agreement Dated June 6, 2022

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*†	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*†	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

QuantumScape Corporation

Date: July 29, 2022	By:	/s/ Jagdeep Singh
Jagdeep Singh
Chief Executive Officer (Principal Executive Officer)

Date: July 29, 2022	By:	/s/ Kevin Hettrich
Kevin Hettrich
Chief Financial Officer (Principal Financial Officer)