Form 10-Q
period 2022-09-30
QuantumScape Corp
filed 2022-10-28
CIK 1811414

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

The number of shares of the registrant’s Class A Common Stock, par value $0.0001 per share outstanding was 356,503,201, and the number of shares of the registrant’s Class B Common Stock, par value $0.0001 per share outstanding was 79,454,147, as of October 21, 2022.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

QuantumScape Corporation

Condensed Consolidated Balance Sheets (Unaudited)

(In Thousands, Except per Share Amounts)

	September 30,	December 31,
	2022	2021
Assets
Current assets
Cash and cash equivalents ($3,372 and $3,382 as of September 30, 2022 and December 31, 2021, respectively, for joint venture)	$297,960	$320,700
Marketable securities	857,339	1,126,975
Prepaid expenses and other current assets	10,349	15,757
Total current assets	1,165,648	1,463,432
Property and equipment, net	268,225	166,183
Right-of-use assets - finance lease	28,731	30,886
Right-of-use assets - operating lease	62,254	36,913
Other assets	18,253	18,234
Total assets	$1,543,111	$1,715,648
Liabilities, redeemable non-controlling interest and stockholders’ equity
Current liabilities
Accounts payable	$17,213	$14,182
Accrued liabilities	15,224	6,078
Accrued compensation and benefits	9,062	9,119
Operating lease liability, short-term	3,394	1,209
Finance lease liability, short-term	501	19
Total current liabilities	45,394	30,607
Operating lease liability, long-term	63,643	36,760
Finance lease liability, long-term	38,688	39,378
Other liabilities	7,592	315
Total liabilities	155,317	107,060
Commitments and contingencies (see Note 7)
Redeemable non-controlling interest	1,691	1,693
Stockholders’ equity
Preferred stock- $0.0001 par value; 100,000 shares authorized; none issued and outstanding as of September 30, 2022 and December 31, 2021	—	—
Common stock - $0.0001 par value; 1,250,000 shares authorized (1,000,000 Class A and 250,000 Class B); 356,140 Class A and 79,454 Class B shares issued and outstanding as of September 30, 2022, 332,869 Class A and 95,450 Class B shares issued and outstanding as of December 31, 2021	43	43
Additional paid-in-capital	3,734,584	3,634,665
Accumulated other comprehensive loss	(22,078)	(4,208)
Accumulated deficit	(2,326,446)	(2,023,605)
Total stockholders’ equity	1,386,103	1,606,895
Total liabilities, redeemable non-controlling interest and stockholders’ equity	$1,543,111	$1,715,648

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

QuantumScape Corporation

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) (Unaudited)

(In Thousands, Except per Share Amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Operating expenses:
Research and development	$87,582	$39,467	$214,060	$104,708
General and administrative	33,072	14,365	93,124	43,421
Total operating expenses	120,654	53,832	307,184	148,129
Loss from operations	(120,654)	(53,832)	(307,184)	(148,129)
Other income (loss):
Interest expense	(600)	(359)	(1,807)	(597)
Interest income	3,487	605	5,813	1,201
Change in fair value of assumed common stock warrant liabilities	—	68,934	—	168,674
Other income	114	3	335	101
Total other income	3,001	69,183	4,341	169,379
Net income (loss)	(117,653)	15,351	(302,843)	21,250
Less: Net income (loss) attributable to non-controlling interest, net of tax of $0 for the three and nine months ended September 2022 and 2021	7	—	(2)	(10)
Net income (loss) attributable to common stockholders	$(117,660)	$15,351	$(302,841)	$21,260
Net income (loss)	$(117,653)	$15,351	$(302,843)	$21,250
Other comprehensive income (loss):
Unrealized gain (loss) on marketable securities	(2,933)	65	(17,870)	(598)
Total comprehensive income (loss)	(120,586)	15,416	(320,713)	20,652
Less: Comprehensive income (loss) attributable to non-controlling interest	7	—	(2)	(10)
Comprehensive income (loss) attributable to common stockholders	$(120,593)	$15,416	$(320,711)	$20,662

Net income (loss) per share of common stock attributable to common stockholders
Basic	$(0.27)	$0.04	$(0.70)	$0.05
Diluted	$(0.27)	$(0.13)	$(0.70)	$(0.36)
Weighted-average shares used in computing net income (loss) per share of common stock
Basic	434,051	417,829	431,654	397,370
Diluted	434,051	420,649	431,654	404,369

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

QuantumScape Corporation

Condensed Consolidated Statements of Redeemable Non-Controlling Interest and Stockholders’ Equity (Unaudited)

(In Thousands, Except per Share Amounts)

	Redeemable Non-	Common Stock		Additional	Accumulated	Accumulated Other	Total
Three Months Ended September 30, 2022	Controlling Interest	Shares	Amount	Paid-In Capital	Deficit	Comprehensive Income (Loss)	Stockholders' Equity
Balance as of June 30, 2022	$1,684	432,669	$43	$3,699,039	$(2,208,786)	$(19,145)	$1,471,151
Exercise of stock options	—	1,437	—	1,967	—	—	1,967
Shares issued upon vesting of restricted stock units	—	1,488	—	—	—	—	—
Stock-based compensation	—	—	—	33,578	—	—	33,578
Net income (loss)	7	—	—	—	(117,660)	—	(117,660)
Unrealized loss on marketable securities	—	—	—	—	—	(2,933)	(2,933)
Balance as of September 30, 2022	$1,691	435,594	$43	$3,734,584	$(2,326,446)	$(22,078)	$1,386,103

	Redeemable Non-	Common Stock		Additional	Accumulated	Accumulated Other	Total
Nine Months Ended September 30, 2022	Controlling Interest	Shares	Amount	Paid-In Capital	Deficit	Comprehensive Income (Loss)	Stockholders' Equity
Balance as of December 31, 2021	$1,693	428,319	$43	$3,634,665	$(2,023,605)	$(4,208)	$1,606,895
Exercise of stock options and employee stock purchase plan	—	3,480	—	6,934	—	—	6,934
Shares issued upon vesting of restricted stock units	—	3,795	—	—	—	—	—
Stock-based compensation	—	—	—	92,985	—	—	92,985
Net loss	(2)	—	—	—	(302,841)	—	(302,841)
Unrealized loss on marketable securities	—	—	—	—	—	(17,870)	(17,870)
Balance as of September 30, 2022	$1,691	435,594	$43	$3,734,584	$(2,326,446)	$(22,078)	$1,386,103

	Redeemable Non-	Common Stock		Additional	Accumulated	Accumulated Other	Total
Three Months Ended September 30, 2021	Controlling Interest	Shares	Amount	Paid-In Capital	Deficit	Comprehensive Income (Loss)	Stockholders' Equity
Balance as of June 30, 2021	$1,694	414,540	$41	$3,478,814	$(1,971,730)	$(694)	$1,506,431
Exercise of stock options	—	1,244	—	1,880	—	—	1,880
Shares issued upon vesting of restricted stock units	—	992	—	—	—	—	—
Exercise of warrants	—	5,667	1	118,633	—	—	118,634
Stock-based compensation	—	—	—	12,727	—	—	12,727
Net income	—	—	—	—	15,351	—	15,351
Unrealized loss on marketable securities	—	—	—	—	—	65	65
Balance as of September 30, 2021	$1,694	422,443	$42	$3,612,054	$(1,956,379)	$(629)	$1,655,088

	Redeemable Non-	Common Stock		Additional	Accumulated	Accumulated Other	Total
Nine Months Ended September 30, 2021	Controlling Interest	Shares	Amount	Paid-In Capital	Deficit	Comprehensive Income (Loss)	Stockholders' Equity
Balance as of December 31, 2020	$1,704	363,994	$36	$2,329,406	$(1,977,639)	$(31)	$351,772
Exercise of stock options	—	11,773	1	11,331	—	—	11,332
Shares issued upon vesting of restricted stock units	—	3,998	—	—	—	—	—
Exercise of warrants	—	15,497	2	672,454	—	—	672,456
Issuance of Class A Common Stock, net of issuance costs of $15.5 million	—	11,960	1	462,925	—	—	462,926
Issuance of Class A Common Stock pursuant to Legacy QuantumScape Series F Preferred Stock Purchase Agreement, net of issuance costs of $0.1 million	—	15,221	2	99,928	—	—	99,930
Stock-based compensation	—	—	—	36,010	—	—	36,010
Net income (loss)	(10)	—	—	—	21,260	—	21,260
Unrealized loss on marketable securities	—	—	—	—	—	(598)	(598)
Balance as of September 30, 2021	$1,694	422,443	42	$3,612,054	$(1,956,379)	$(629)	$1,655,088

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

QuantumScape Corporation

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In Thousands)

	Nine Months Ended September 30,
	2022	2021
Operating activities
Net income (loss)	$(302,843)	$21,250
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	18,975	7,632
Amortization of right-of-use assets and non-cash lease expense	5,671	2,590
Amortization of premiums and accretion of discounts on marketable securities	4,504	9,055
Stock-based compensation expense	92,985	36,010
Change in fair value of assumed common stock warrant liabilities	—	(168,674)
Impairment of fixed assets	7,806	—
Other	474	223
Changes in operating assets and liabilities:
Prepaid expenses and other assets	5,393	2,419
Accounts payable, accrued liabilities and accrued compensation	9,516	7,361
Other long-term liabilities	2,100	—
Operating lease liability	311	(1,168)
Net cash used in operating activities	(155,108)	(83,302)
Investing activities
Purchases of property and equipment	(121,004)	(82,396)
Proceeds from maturities of marketable securities	634,390	611,005
Proceeds from sales of marketable securities	15,105	172,293
Purchases of marketable securities	(402,247)	(1,106,167)
Net cash (used in) provided by investing activities	126,244	(405,265)
Financing activities
Proceeds from exercise of stock options and employee stock purchase plan	6,934	11,332
Proceeds from exercise of warrants	—	151,431
Payment of Business Combination share issuance costs	—	(1,016)
Proceeds from issuance of common stock, net of issuance costs paid	—	462,926
Proceeds from issuance of Class A Common Stock pursuant to Legacy QuantumScape Series F Preferred Stock Purchase Agreement, net of issuance costs	—	99,930
Principal payment for finance lease, net of credit	(809)	5,210
Net cash provided by financing activities	6,125	729,813
Net increase (decrease) in cash, cash equivalents and restricted cash	(22,739)	241,246
Cash, cash equivalents and restricted cash at beginning of period	338,223	115,410
Cash, cash equivalents and restricted cash at end of period	$315,484	$356,656
Supplemental disclosure of cash flow information
Cash paid for interest	$1,207	$238
Purchases of property and equipment, not yet paid	$13,828	$21,724
Fair value of assumed common stock warrants exercised	$—	$521,025

The following presents the Company’s cash, cash equivalents and restricted cash by category in the Company’s Condensed Consolidated Balance Sheets (Unaudited) (amounts in thousands):

	As of September 30,
	2022	2021
Cash and cash equivalents	$297,960	$346,156
Other assets	17,524	10,500
Total cash, cash equivalents and restricted cash	$315,484	$356,656

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

QuantumScape Corporation

Notes to Condensed Consolidated Financial Statements (Unaudited)

September 30, 2022

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

The Company is focused on the development and commercialization of its solid-state lithium-metal batteries. Planned principal operations have not yet commenced. As of September 30, 2022, the Company had not derived revenue from its principal business activities.

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

The Company was a single-legal entity prior to becoming a partner with Volkswagen in QSV Operations LLC (“QSV”). As noted in the section titled “Joint Venture and Redeemable Non-Controlling Interest” below, the Company determined QSV was a VIE for which it was required to consolidate the operations upon its formation in 2018. The Company continued to consolidate the operations of QSV in the nine months ended September 30, 2022, as the determination of the VIE has not changed.

All intercompany accounts and transactions are eliminated in consolidation.

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

Unaudited Interim Condensed Consolidated Financial Statements

The accompanying interim Condensed Consolidated Balance Sheets as of September 30, 2022, the interim Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), the interim Condensed Consolidated Statements of Redeemable Non-Controlling Interest and Stockholders’ Equity for the three and nine months ended September 30, 2022 and 2021, and the interim Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2022 and 2021, are unaudited. The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited annual consolidated financial statements and, in management’s opinion, include adjustments consisting of only normal recurring adjustments necessary for the fair statement of the Company’s financial position as of September 30, 2022 and its results of operations for the three and nine months ended September 30, 2022 and 2021, and cash flows for the nine months ended September 30, 2022 and 2021. The financial data and the other financial information disclosed in the notes to these condensed consolidated financial statements related to the three and nine months are also unaudited. The results of operations for the three and nine months ended September 30, 2022 and 2021 are not necessarily indicative of the results to be expected for the full fiscal year or any other period.

These unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the related notes included in the Company’s audited annual consolidated financial statements for the year ended December 31, 2021, included in the Company's Annual Report on Form 10-K for the year ended December 31, 2021, filed on February 28, 2022 (the “Annual Report”).

Joint Venture and Redeemable Non-Controlling Interest

QSV was incorporated as a limited liability company in 2018. Volkswagen Group of America, Inc. (“VWGoA”), Volkswagen Group of America Investments, LLC (“VGA”) and QuantumScape executed a Joint Venture Agreement (“JVA”), effective September 2018, with the goal of jointly establishing a manufacturing facility to produce the pilot line of the Company’s product through QSV. In connection with this agreement, the parties also have entered into two operating agreements: (i) the Limited Liability Company Agreement of QSV to govern the respective rights and obligations as members of QSV and (ii) the Common IP License Agreement for the Company to license certain intellectual property rights pertaining to automotive battery cells as defined in the JVA to VWGoA, VGA and QSV.

Volkswagen is a related party stockholder (approximately 21.6% and 19.8% voting interest holder of the Company as of September 30, 2022 and December 31, 2021, respectively). Upon the effectiveness of the JVA, each party contributed $1.7 million in cash to capitalize QSV in exchange for 50% equity interests.

The joint venture is considered a VIE with a related party and therefore the related party whose business is more closely related to the planned operations of the joint venture is required to consolidate the operations.

The Company determined its operations were most closely aligned with the operations of the joint venture and therefore has consolidated the results of QSV’s operations in its Condensed Consolidated Balance Sheets, Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), and Condensed Consolidated Statements of Redeemable Non-Controlling Interest and Stockholders’ Equity. QSV had minimal operations through September 30, 2022.

The Company classifies non-controlling interests with redemption features that are not solely within the control of the Company within temporary equity on the Company’s Condensed Consolidated Balance Sheets in accordance with ASC 480-10-S99-3A, SEC Staff Announcement: Classification and Measurement of Redeemable Securities (“ASC 480-10-S99-3A”). The non-controlling interest was recorded outside of stockholders’ equity because the non-controlling interest provides the holder with put rights in the event of, amongst others, (i) the failure by the Company to meet specified development milestones within certain timeframes, (ii) the parties to the JVA cannot agree to certain commercial terms within certain timeframes, or (iii) a change of control of the Company, which such events are considered not solely within the Company’s control. The Company adjusts redeemable non-controlling interests for the portion of net loss attributable to the redeemable non-controlling interests. As of September 30, 2022, the redeemable non-controlling interest is equivalent to the value of Volkswagen’s interest in the joint venture.

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to credit risk consist principally of cash and cash equivalents and marketable securities. As of September 30, 2022 and December 31, 2021, approximately $231.9 million and $227.8 million of our total cash and cash equivalents and marketable securities are held in U.S. money market funds, and $616.5 million and $722.3 million are invested in U.S. government and agency securities, respectively. The Company seeks to mitigate its credit risk with respect to cash and cash equivalents and marketable securities by making deposits with large, reputable financial institutions and investing in high credit rated shorter-term instruments.

Cash and Cash Equivalents and Restricted Cash

Management considers all highly liquid investments with an insignificant interest rate risk and original maturities of three months or less to be cash equivalents.

Restricted cash is maintained under an agreement that legally restricts the use of such funds and is reported within other assets as the date of availability or disbursement for all restricted cash is more than one year from September 30, 2022.

Restricted cash is comprised of $17.5 million, as of both September 30, 2022 and December 31, 2021, all of which is pledged as a form of security for the Company’s lease agreements for its headquarters and pre-pilot manufacturing facilities.

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

Impairment of Long-Lived Assets

The Company evaluates the carrying value of long-lived assets when indicators of impairment exist. The carrying value of a long-lived asset is considered impaired when the estimated separately identifiable, undiscounted cash flows from such an asset are less than the carrying value of the asset. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair value of the long-lived asset. During the three and nine months ended September 30, 2022, the Company incurred cancellation charges of $11.3 million related to the purchase of equipment. This amount includes a write-off of $7.8 million of previously capitalized amounts, and $3.5 million for the estimated loss contingency recorded in accrued liabilities. The Company canceled the purchase to focus on the development of equipment designed to deliver higher throughput for the same process step. These charges are recorded in Research and Development expense in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). There was no material impairment charge in the three and nine months ended September 30, 2021.

Leases

The Company classifies arrangements meeting the definition of a lease as operating or financing leases, and leases are recorded on the Condensed Consolidated Balance Sheets as both a right-of-use (“ROU”) asset and lease liability, calculated by discounting fixed lease payments over the lease term at the rate implicit in the lease or the Company’s incremental borrowing rate which is the rate incurred to borrow on a collateralized basis over a similar term. Lease liabilities are increased by interest and reduced by payments each period, and the ROU asset is reduced over the lease term. For operating leases, interest on the lease liability and the non-cash lease expense result in straight-line rent expense over the lease term. For finance leases, interest on the lease liability and the amortization of the ROU asset results in front-loaded expense over the lease term. Variable lease expenses, including common maintenance fees, insurance and property tax, are recorded when incurred.

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

The Company evaluated the Assumed Common Stock Warrants under ASC 815-40, Derivatives and Hedging—Contracts in Entity’s Own Equity (“ASC 815-40”) and concluded they did not meet the criteria to be classified in stockholders’ equity. Specifically, the exercise of the Assumed Common Stock Warrants could have been settled in cash upon the occurrence of a tender offer or exchange that involves 50% or more of our holders of Class A Common Stock. Because not all of the voting stockholders need to participate in such tender offer or exchange to trigger the potential cash settlement and the Company does not control the occurrence of such an event, the Company concluded that the Assumed Common Stock Warrants did not meet the conditions to be classified in equity. Since the Assumed Common Stock Warrants meet the definition of a derivative under ASC 815, the Company recorded these warrants as liabilities on the Condensed Consolidated Balance Sheets at fair value, with subsequent changes in their respective fair values recognized in the change in fair value of Assumed Common Stock Warrant liabilities within the Condensed Consolidated Statement of Operations and Condensed Comprehensive Income (Loss) at each reporting date prior to exercise or redemption. The Public Warrants were publicly traded and thus had an observable market price to estimate fair value, and the Private Placement Warrants were effectively valued similar to the Public Warrants when the Public Warrants were publicly traded, and consistent with the intrinsic value of the Company’s common stock subsequent to the redemption of the Public Warrants.

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

The ESPP provides eligible employees with the opportunity to purchase shares of the Company’s Class A Common Stock at a discount through payroll deductions. A participant may purchase a maximum of 1,000 shares of Class A Common Stock during each six-month offering period. As of September 30, 2022, 11.6 million shares of Class A Common Stock were reserved for future issuance under the ESPP. During the nine months ended September 30, 2022, 218,200 shares were purchased under the ESPP.

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

The Company has no provision for income taxes for the three and nine months ended September 30, 2022 and 2021. The Company has no current tax expense from losses and no deferred expense from the valuation allowance. The Company’s effective tax rate differs from the U.S. statutory rate primarily due to a valuation allowance against its net deferred tax assets as it is more likely than not that some or all of the deferred tax assets will not be realized.

Note 3. Recent Accounting Pronouncements

In August 2020, the FASB issued ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, which simplifies accounting for convertible instruments by removing major separation models required under current U.S. GAAP. The ASU removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception and it also simplifies the diluted earnings per share calculation in certain areas. The ASU is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than for fiscal years beginning after December 15, 2021, and adoption must be as of the beginning of the Company’s annual fiscal year. The Company adopted this guidance in the first quarter of fiscal 2022. The adoption of such guidance had no impact on the Company’s unaudited interim condensed consolidated financial statements as the Company does not have any convertible instruments as of September 30, 2022.

In November 2021, the FASB issued ASU 2021-10, Government Assistance (Topic 832), Disclosures by Business Entities About Government Assistance, which requires entities to provide disclosures on material government transactions for annual reporting periods. The disclosures include information around the nature of the assistance, the related accounting policies used to account for government assistance, the effect of government assistance on the entity’s financial statements, and any significant terms and conditions of the agreements, including commitments and contingencies. The ASU is effective for financial statements issued for annual periods beginning after December 15, 2021, with early adoption permitted. The Company adopted this guidance in the first quarter of fiscal 2022. The adoption of such guidance had no impact on the Company’s unaudited interim condensed consolidated financial statements as of September 30, 2022.

Note 4. Fair Value Measurement

The Company’s financial assets subject to fair value measurements on a recurring basis and the level of inputs used for such measurements were as follows (amounts in thousands):

	Fair Value Measured as of September 30, 2022
	Level 1	Level 2	Total
Assets included in:
Money market funds(1)	$231,866	$—	$231,866
Commercial paper(2)	—	107,198	107,198
U.S. government securities(2)	—	616,489	616,489
Corporate notes and bonds(2)	—	196,575	196,575
Total fair value	$231,866	$920,262	$1,152,128

	Fair Value Measured as of December 31, 2021
	Level 1	Level 2	Total
Assets included in:
Money market funds(1)	$227,826	$—	$227,826
Commercial paper(2)	—	233,400	233,400
U.S. government securities(2)	—	722,310	722,310
Corporate notes and bonds(2)	—	257,384	257,384
Total fair value	$227,826	$1,213,094	$1,440,920

(1)
Money market funds are included in cash and cash equivalents on the Condensed Consolidated Balance Sheets.
(2)
As of September 30, 2022 and December 31, 2021, marketable securities with original maturities of three months or less of $62.9 million and $86.1 million, respectively, are included in cash and cash equivalents on the Condensed Consolidated Balance Sheets.

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

The Company had no financial liabilities subject to fair value measurements on a recurring basis as of September 30, 2022 and December 31, 2021.

There have been no changes to the valuation methods utilized during the nine months ended September 30, 2022. As of September 30, 2022 and December 31, 2021, the carrying values of cash and cash equivalents, accounts payable and accrued liabilities approximate their respective fair values due to their short-term nature.

Marketable Securities

The following table summarizes, by major security type, the Company’s assets that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy. Amortized cost net of unrealized gain (loss) is equal to fair value as of September 30, 2022 and December 31, 2021. The fair value as of September 30, 2022 and December 31, 2021 are as follows (amounts in thousands):

	September 30, 2022
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Level 1 securities
Money market funds	$231,866	$—	$—	$231,866
Level 2 securities
Commercial paper	107,198	—	—	107,198
U.S. government securities	629,591	7	(13,109)	616,489
Corporate notes and bonds	205,551	—	(8,976)	196,575
Total	$1,174,206	$7	$(22,085)	$1,152,128

	December 31, 2021
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Level 1 securities
Money market funds	$227,826	$—	$—	$227,826
Level 2 securities
Commercial paper	233,400	—	—	233,400
U.S. government securities	724,554	—	(2,244)	722,310
Corporate notes and bonds	259,348	—	(1,964)	257,384
Total	$1,445,128	$—	$(4,208)	$1,440,920

Realized gains and losses and interest income are included in interest income.

The Company regularly reviews its available-for-sale marketable securities in an unrealized loss position and evaluates the current expected credit loss by considering factors such as historical experience, market data, issuer-specific factors, and current economic conditions. The following tables display additional information regarding gross unrealized losses and fair value by major security type for the 100 and 118 marketable securities in an unrealized loss position as of September 30, 2022 and December 31, 2021, respectively (amounts in thousands):

	September 30, 2022
	Less than 12 Consecutive Months		12 Consecutive Months or Longer		Total
	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value
U.S. government securities	$(7,873)	$497,088	$(5,236)	$107,960	$(13,109)	$605,048
Corporate notes and bonds	(1,395)	48,643	(7,581)	147,932	(8,976)	196,575
Total	$(9,268)	$545,731	$(12,817)	$255,892	$(22,085)	$801,623

	December 31, 2021
	Less than 12 Consecutive Months		12 Consecutive Months or Longer		Total
	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value
U.S. government securities	$(2,239)	$700,318	$(5)	$17,011	$(2,244)	$717,329
Corporate notes and bonds	(1,964)	257,384	—	—	(1,964)	257,384
Total	$(4,203)	$957,702	$(5)	$17,011	$(4,208)	$974,713

The unrealized losses were attributable to changes in interest rates that impacted the value of the investments, and not increased credit risk. During the nine months ended September 30, 2022, the Company received proceeds of $15.2 million, including interest, from the sale of available-for-sale marketable securities. There were no sales during the three months ended September 30, 2022. During the three and nine months ended September 30, 2021, the Company received proceeds of $51.0 million and $173.3 million, including interest, from the sale of available-for-sale marketable securities. The Company realized immaterial gains and losses as a result of such sales for the three and nine months ended September 30, 2022 and 2021. The Company does not intend to sell the investments that are in an unrealized loss position, nor is it more likely than not that the Company will be required to sell the investments before the recovery of the amortized cost basis, which may be its maturity. Accordingly, the Company did not record an allowance for credit losses associated with these investments.

The estimated amortized cost and fair value of available-for-sale securities by contractual maturity as of September 30, 2022 are as follows (amounts in thousands):

	September 30, 2022
	Amortized Cost	Fair Value
Due within one year	$900,414	$893,149
Due after one year and through five years	273,792	258,979
Total	$1,174,206	$1,152,128

Note 5. Balance Sheet Components

Property and Equipment

Property and equipment as of September 30, 2022 and December 31, 2021, consisted of the following (amounts in thousands):

	September 30,	December 31,
	2022	2021
Computer equipment, hardware, and software	$6,402	$2,740
Furniture and fixtures	56,363	15,116
Machinery and equipment	108,615	66,953
Leasehold improvements	69,015	23,192
Construction-in-progress	88,802	101,420
Property and equipment, gross	329,197	209,421
Accumulated depreciation and amortization	(60,972)	(43,238)
Property and equipment, net	$268,225	$166,183

Depreciation and amortization expense related to property and equipment was $8.0 million and $2.9 million for the three months ended September 30, 2022 and 2021, respectively. Depreciation and amortization expense related to property and equipment was $18.3 million and $8.1 million for the nine months ended September 30, 2022 and 2021, respectively.

Accrued Liabilities

Accrued liabilities as of September 30, 2022 and December 31, 2021, consisted of the following (amounts in thousands):

	September 30,	December 31,
	2022	2021
Accrued property and equipment	$3,705	$1,815
Accrued facilities expense	728	1,637
Accrued purchase cancellation fees	3,508	31
Other	7,283	2,595
Accrued liabilities	$15,224	$6,078

Other liabilities

Other liabilities as of September 30, 2022 and December 31, 2021, consisted of the following (amounts in thousands):

	September 30,	December 31,
	2022	2021
Long-term advance payments	$2,415	$315
Asset retirement obligation	5,177	—
Other liabilities	$7,592	$315

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

In November 2021, the Company entered into lease agreements for additional premises consisting of approximately 222,000 rentable square feet of space in San Jose, California adjacent to the site of QS-0. The November 2021 leases represent an expansion of space for QS-0 and the Company’s engineering and development activities. Such leases will expire in September 2032 but include an option to extend the terms of the lease for an additional 10-year period. The November 2021 leases commenced in November 2021, January 2022, and April 2022 and were classified as operating leases. The additional 10-year extension period has not been included in the calculation of the lease liability and right-of-use asset at the lease inception as the exercise of the option was not reasonably certain.

The Company’s leases do not have any contingent rent payments and do not contain residual value guarantees.

The components of lease related expense are as follows (amounts in thousands):

	Three Months Ended	Nine Months Ended
Lease cost	September 30, 2022
Finance lease costs:
Amortization of right-of-use assets	$718	$2,155
Interest on lease liabilities	600	1,807
Operating lease costs	2,310	6,568
Variable lease costs	620	1,753
Total lease expense	$4,248	$12,283

The components of supplemental cash flow information related to leases are as follows (amounts in thousands):

Nine Months Ended September 30,
2022
Operating outgoing cash flows - finance lease	$1,207
Financing outgoing cash flows - finance lease	809
Operating outgoing cash flows - operating leases	2,572
Right-of-use assets obtained in exchange for new operating lease liabilities	28,845

The table below displays additional information for leases as of September 30, 2022:

As of September 30,
2022
Finance lease
Weighted-average remaining lease term - finance lease (in years)	10.00
Weighted-average discount rate - finance lease	6.06%
Operating lease
Weighted-average remaining lease term - operating leases (in years)	9.9
Weighted-average discount rate - operating leases	6.36%

As of September 30, 2022, future minimum payments during the next five years and thereafter are as follows (amounts in thousands):

Fiscal Year	Operating Leases	Finance Lease
2022 (remaining three months)	$2,096	$403
2023	7,416	3,751
2024	8,847	5,131
2025	9,061	5,272
2026	9,025	5,417
2027	9,135	5,566
Thereafter	46,370	28,066
Total	91,950	53,606
Less present value discount	(24,913)	(14,417)
Lease liabilities	$67,037	$39,189

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

Shareholder Derivative Litigation

Two shareholder derivative suits were filed in February 2021 in the United States District Court for the Northern District of California against eleven officers and directors of the Company and have been consolidated into one action, with the first-filed complaint being designated the operative one. The Company is the nominal defendant. The complaint alleges that the individual defendants breached various duties to the Company and contains additional similar allegations based on the same general allegations in the class action described immediately above. VGA is also named as a defendant in the derivative litigation. The derivative litigation is currently stayed.

Four shareholder derivative suits were filed on June 7, 2022, June 23, 2022, July 22, 2022, and August 24, 2022 in the Court of Chancery of the State of Delaware against current and former directors and officers of the Company. The Company is the nominal defendant. The complaints allege that the individual defendants breached various duties to the Company. VGA is also named as a defendant in two of those actions. The four shareholder derivative suits have been consolidated and are currently stayed.

Another shareholder derivative suit was filed in the Court of Chancery of the State of Delaware on August 16, 2022, against former and current directors and officers of the Company and of Kensington. The Company is the nominal defendant. The complaint alleges that the individual defendants breached various duties to the Company.

For many legal matters, particularly those in early stages, the Company cannot reasonably estimate the possible loss (or range of loss), if any. The Company records an accrual for legal matters at the time or times it determines that a loss is both probable and reasonably estimable. Amounts accrued as of September 30, 2022 and December 31, 2021 were not material. Regarding matters for which no accrual has been made (including the potential for losses in excess of amounts accrued), the Company currently believes, based on its own investigations, that any losses (or ranges of losses) that are reasonably possible and estimable will not, in the aggregate, have a material adverse effect on its financial position, results of operations, or cash flows. However, the ultimate outcome of legal proceedings involves judgments, estimates, and inherent uncertainties and cannot be predicted with certainty. Should the ultimate outcome of any legal matter be unfavorable, the Company's business, financial condition, results of operations, or cash flows could be materially and adversely affected. The Company may also incur substantial legal fees, which are expensed as incurred, in defending against legal claims.

Other commitments

The Company's minimum purchase commitments consist of non-cancellable agreements to purchase goods and services, primarily for materials, and licenses and hosting services, entered into in the ordinary course of business.

As of September 30, 2022, future minimum purchase commitments in aggregate during the next five years and thereafter are as follows (amounts in thousands):

Fiscal Year	Minimum Purchase Commitments
2022 (remaining three months)	$391
2023	2,820
2024	3,191
2025	2,358
2026	1,891
2027	1,418
Thereafter	—
Total	$12,069

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

The Company recorded these warrants as liabilities on the Condensed Consolidated Balance Sheets at fair value, with subsequent changes in their respective fair values recognized in the Change in fair value of Assumed Common Stock Warrant liabilities within the Condensed Consolidated Statement of Operations and Comprehensive Income (Loss) at each reporting date prior to exercise or redemption. The Public Warrants were publicly traded and thus had an observable market price to estimate fair value, and the Private Placement Warrants were effectively valued similar to the Public Warrants. As a result, the Company recognized a $68.9 million and $168.7 million non-cash change in fair value of Assumed Common Stock Warrant liabilities in the Condensed Consolidated Statements of Operations and Comprehensive Loss for the three and nine months ended September 30, 2021, respectively.

All Public Warrants and Private Placement Warrants were exercised or redeemed during the year ended December 31, 2021.

Note 9. Stockholders’ Equity

As of September 30, 2022 and December 31, 2021, 1,350,000,000 shares, $0.0001 par value per share are authorized, of which, 1,000,000,000 shares are designated as Class A Common Stock, 250,000,000 shares are designated as Class B Common Stock, and 100,000,000 shares are designated as Preferred Stock.

Common Stock

Holders of the common stock are entitled to dividends when, as, and if, declared by the Board, subject to the rights of the holders of all classes of stock outstanding having priority rights to dividends. As of September 30, 2022, the Company had not declared any dividends. The holder of each share of Class A Common Stock is entitled to one vote, and the holder of each share of Class B Common Stock is entitled to ten votes.

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

As of September 30, 2022, 62,915,959 shares of Class A Common Stock are authorized for issuance pursuant to awards under the 2020 Plan, plus any shares of Class A Common Stock subject to stock options, restricted stock units or other awards that were assumed in the Business Combination and terminate as a result of being unexercised or are forfeited or repurchased by the Company, with the maximum number of shares to be added to the 2020 Plan equal to 69,846,580 shares of Class A Common Stock.

Stock Options

Stock option activity under the Plans, including the EPA Program discussed below is as follows:

	Number of Shares Outstanding (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Intrinsic value (in thousands)
Balance as of December 31, 2021(1)	53,078	$7.74	6.78
Cancelled and forfeited (2)	(1,207)	16.82	—
Exercised	(3,261)	1.44	—
Balance as of September 30, 2022	48,610	$7.94	6.13	$225,633
Vested and expected to vest as of September 30, 2022(3)	40,295	$4.82	5.49	$225,633
Vested and exercisable as of September 30, 2022	30,765	$1.68	4.58	$207,022

(1) This includes 14.7 million options granted in December 2021 pursuant to the EPA Program.

(2) This includes 0.8 million options forfeited from the EPA program.

(3) This includes 5.5 million options granted pursuant to the EPA Program that are currently expected to vest. None of the options granted pursuant to the EPA Program were vested and exercisable as of September 30, 2022.

There were no options granted during the nine months ended September 30, 2022 or September 30, 2021. The aggregate intrinsic value of options exercised during the nine months ended September 30, 2022 and 2021 was $38.1 million and $355.0 million, respectively.

Stock-based compensation expense is based on the grant-date fair value. The Company recognizes compensation expense for all stock-based awards with only service conditions on a straight-line basis over the requisite service period of the awards, which is generally the option vesting term of four years. Excluding options granted pursuant to the EPA Program, as of September 30, 2022, the Company had stock-based compensation of $7.9 million related to unvested stock options not yet recognized that are expected to be recognized over an estimated weighted average period of 1.89 years.

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

The Company accounts for the compensation expense associated with each tranche when it determines that achievement of a related business milestone is considered probable. As of September 30, 2022, two tranches were considered probable.

For the three and nine months ended September 30, 2022, the Company recorded stock-based compensation expense of $12.1 million and $37.7 million, respectively related to the EPA Program. As of September 30, 2022, the Company had approximately $72.7 million of total unrecognized stock-based compensation expense for the business milestones currently considered probable of achievement, which will be recognized over an estimated weighted-average period of 2.3 years. As of September 30, 2022, the Company had approximately $172.4 million of total unrecognized stock-based compensation expense for the business milestones currently considered not probable of achievement.

Restricted Stock Units

Restricted stock unit activity under the Plans are as follows:

	Number of Restricted Stock Units (in thousands)	Weighted Average Grant Date Fair Value
Balance as of December 31, 2021	10,555	$14.48
Granted	10,467	14.17
Vested	(3,795)	12.79
Forfeited	(849)	16.33
Balance as of September 30, 2022	16,378	$14.52

The fair value of restricted stock units which vested during the nine months ended September 30, 2022 and September 30, 2021 was $53.3 million and $156.3 million, respectively.

As of September 30, 2022, unrecognized compensation costs related to restricted stock units granted were $219.0 million and are expected to be recognized over a weighted average period of 3.0 years.

Stock-Based Compensation Expense

Total stock-based compensation expense recognized in the accompanying Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for all equity awards is as follows (amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Research and development	$17,233	$7,489	$45,255	$20,490
General and administrative	16,345	5,238	47,730	15,520
Total stock-based compensation expense	$33,578	$12,727	$92,985	$36,010

Note 10. Earnings (Loss) Per Share

Basic net loss per share is computed by dividing the net loss by the weighted-average number of shares of common stock outstanding during the period. Diluted earnings per share adjusts basic earnings per share for the potentially dilutive impact of stock options and warrants. As the Company has reported a loss for the three and nine months ended September 30, 2022, potentially dilutive securities including stock options and warrants, are antidilutive and accordingly, basic net loss per share equals diluted net loss per share.

The following table sets forth the computation of basic and diluted earnings (loss) per Class A Common Stock and Class B Common Stock (amounts in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Numerator:
Net income (loss) attributable to common stockholders - Basic	$(117,660)	$15,351	$(302,841)	$21,260
Less: Change in fair value of assumed common stock warrant liabilities	—	(68,934)	—	(168,674)
Net loss attributable to common stockholders - Diluted	$(117,660)	$(53,583)	$(302,841)	$(147,414)
Denominator:
Weighted average Class A and Class B Common Stock outstanding - Basic	434,051	417,829	431,654	397,370
Effect of dilutive shares	—	2,820	—	6,999
Weighted average Class A and Class B Common Stock - Diluted	434,051	420,649	431,654	404,369
Net income (loss) per share attributable to Class A and Class B Common stockholders - Basic	$(0.27)	$0.04	$(0.70)	$0.05
Net loss per share attributable to Class A and Class B Common stockholders - Diluted	$(0.27)	$(0.13)	$(0.70)	$(0.36)

Basic and diluted earnings per share was the same for the three and nine months ended September 30, 2022, as the inclusion of all potential Class A Common Stock and Class B Common Stock outstanding would have been anti-dilutive.

The following table presents the potential common stock outstanding that was excluded from the computation of diluted net loss per share of common stock as of the periods presented because including them would have been anti-dilutive (amounts in thousands):

	As of September 30,
	2022	2021
Options outstanding	48,610	43,177
Restricted stock units	16,378	10,998
Total	64,988	54,175

Note 11. Joint Venture and Redeemable Non-Controlling Interest

As described in Note 2, in September 2018, the Company entered into a JVA with VWGoA and VGA and formed QSV. The Company determined the entity was a VIE with a related party, and the Company’s operations were more closely associated with QSV. As such, the Company consolidates QSV for financial reporting purposes, and a non-controlling interest is recorded for VGA’s interest in the net assets and operations of QSV’s operations to the extent of the VGA investment. The Company’s Condensed Consolidated Balance Sheets includes $3.4 million cash and cash equivalents of QSV as of September 30, 2022 and December 31, 2021. Although the Company has consolidated the net assets of QSV, it has no right to the use of those assets for its standalone operations.

The following table sets forth the change in redeemable non-controlling interest for the nine months ended September 30, 2022 and 2021 (amounts in thousands):

Redeemable Non-Controlling Interest
Balance as of December 31, 2021	$1,693
Net loss attributable to redeemable non-controlling interest in QSV	(2)
Balance as of September 30, 2022	$1,691

Redeemable Non-Controlling Interest
Balance as of December 31, 2020	$1,704
Net loss attributable to redeemable non-controlling interest in QSV	(10)
Balance as of September 30, 2021	$1,694

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

In September 2020, the Company entered into an agreement with VWGoA under which the Company agreed to reserve $134.0 million from the aggregate proceeds of the Series F Preferred Stock financings and the Business Combination to fund its expected equity contributions to QSV, which amounts are included in cash and cash equivalents in the accompanying Condensed Consolidated Balance Sheets as of September 30, 2022.

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

The following discussion and analysis should be read in conjunction with our unaudited condensed consolidated financial statements and the related notes appearing elsewhere in this Report. This discussion may contain forward-looking statements based upon current expectations that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth in the section titled “Risk Factors” as set forth in this Report. Unless the context otherwise requires, references in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” to “the Company”, “we”, “us” and “our” refer to the business and operations of Legacy QuantumScape and its consolidated subsidiaries prior to the Business Combination and to QuantumScape Corporation and its consolidated subsidiaries, following the closing of the Business Combination.

Overview

We are developing next-generation battery technology for EVs and other applications. We believe that our technology will enable a new category of battery that meets the requirements for broader market adoption. The lithium-metal solid-state battery technology that we are developing is being designed to offer greater energy density, faster charging, and greater safety when compared to today’s conventional lithium-ion batteries.

We are a development stage company with no revenue to date, have incurred a net loss from operations of approximately $120.7 million and $307.2 million for the three and nine months ended September 30, 2022, respectively, and an accumulated deficit of approximately $2.3 billion from our inception through September 30, 2022. We expect to incur significant expenses and continuing losses for the foreseeable future.

Key Trends, Opportunities and Uncertainties

We are a pre-revenue company. We believe that our performance and future success depend on several factors that present significant opportunities for us but also pose significant risks and challenges, including those discussed below and in the section titled “Risk Factors” appearing elsewhere in this Report.

Product Development

We are developing our battery technology with the goal of commercialization via the production of C-sample battery cells made available for sale to a third party. We have demonstrated capabilities of our solid-state separator and battery technology in single-layer, four-layer, and 10-layer cells, and have shown early 16-layer and 24-layer cell cycling data. We are now working to develop A-sample battery cells, to validate the performance of these cells and to continue to improve the quality and consistency of our battery cells.

Our research and development currently includes programs for the following areas:

•
Multi-layering. We are working to continue increasing the number of layers in our cells. We have demonstrated capabilities of our solid-state separator and battery technology in single-layer, four-layer, and 10-layer solid-state cells in commercially relevant areas (ranging from approximately 60x75mm to 70x85mm). In 2022, we have announced early cycling test results for 16-layer and 24-layer cells also in commercially relevant areas. In order to advance the maturity of our prototype cells and produce commercially-viable solid-state battery cells, we must produce battery cells with dozens of layers, the exact number of which depends on our customers’ requirements. We are targeting two dozen layers for our first A-sample battery cells and additional layers for our B-sample battery cells; the final layer count will depend upon customer preference, cell design considerations, and other factors. We will need to overcome the developmental challenges to increase the layer count and implement the appropriate cell design for our solid-state battery cell.
•
Continued improvement in the quality of our solid-state separator. We are working to improve the quality and uniformity of our solid-state separators, to further improve, among other things, the cycling behavior, power, operating conditions of our cells and to continue to reduce separator thickness.
•
Improvement of our separator manufacturing process. We use a method of continuous processing found at scale in both the battery and ceramic industries and are working on continuous improvement of this process, including better consistency and higher throughput. Regarding consistency, tightening the variability of separator quality results in better yield. Regarding throughput, increasing the volume of separator production results in the increased quantities required for prototypes with higher layer counts and delivery of more test cells to prospective customers. We are automating our manufacturing process and purchasing larger-scale manufacturing equipment. We will need to substantially improve our manufacturing processes to increase throughput required for higher layer counts and to achieve the cost, performance and volume levels required for commercial shipments.

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

Our team of scientists, engineers, technicians, and other staff is highly motivated and committed to solving these challenges ahead. However, any delays in the completion of these tasks will require additional cash use and delay market entry. As we grow our team, expand the size of our engineering line capacity, and build-out and bring up QS-0 and QS-1, we expect our rate of cash utilization to also increase significantly.

Process Development

Our architecture depends on our proprietary solid-state ceramic separator which we plan to manufacture ourselves. Though our separator’s design is unique, its manufacturing relies on established or similar, high-volume production processes already deployed in other industries.

The solid-state separator is being designed to enable our ‘anode-free’ architecture. As manufactured, our solid-state battery cell has no anode; the lithium-metal anode is formed during the first charge of the cell; the lithium that forms the anode comes from the cathode material we purchase. Eliminating the anode bill of materials and associated manufacturing costs found in conventional lithium-ion cells could result in a meaningful cost of goods sold (COGS) advantage for us. In addition, our solid-state battery cell is being designed to reduce the time and capital-intensity of the formation and aging process step as compared to conventional lithium-ion manufacturing.

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

Continued expansion of the throughput and capability of our San Jose engineering line and QS-0 serves three purposes. First, the engineering line and QS-0 are intended to provide a sufficient quantity of solid-state separators and cells for internal development, customer sampling (including pre A-sample, A-sample, and B-sample cells). Second, our San Jose engineering line and QS-0 are intended to provide the basis for continued manufacturing process development and help inform tool selection and specifications for equipment for QS-1. Delays in the successful buildout of our San Jose engineering line and QS-0 may impact both our development and the QS-1 timelines. And third, as we continue to buildout our manufacturing capabilities, we target the start of commercialization via the initial production of C-sample battery cells at QS-0 to be made available for sale to a third party.

We will need to achieve significant cost savings in battery design and manufacturing, in addition to the cost savings associated with the elimination of an anode from our solid-state battery cells, while controlling costs associated with the manufacture of our solid-state separator, including achieving substantial improvements in consistency and throughput required to hit commercial targets. Further, we will need to capture industry cost savings in the materials, components, equipment, and processes that we share, notably in the cathode, cell design, and factory.

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

Regulatory Landscape

We operate in an industry that is subject to many established environmental regulations, which have generally become more stringent over time, particularly in hazardous waste generation and disposal and pollution control. Regulations in our target markets include economic incentives to purchasers of EVs, tax credits for EV manufacturers, and economic penalties that may apply to a car manufacturer based on its fleet-wide emissions which may indirectly benefit us to the extent that the regulations expand the market size of EVs. While we also expect environmental regulations to provide a tailwind to our growth, it is possible for certain regulations to result in margin pressures. Trade restrictions and tariffs, while historically minimal between the European Union and the United States where most of our production and sales are initially expected, are subject to unknown and unpredictable change that could impact our ability to meet projected sales or margins.

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

Operating Expenses

Research and Development Expense

To date, our research and development expenses have consisted primarily of personnel-related expenses for scientists, experienced engineers and technicians as well as costs associated with the expansion and ramp up of our engineering and QS-0 facilities in San Jose, including the material and supplies to support the product development and process engineering efforts. As we ramp up our engineering operations to complete the development of our solid-state, lithium-metal batteries and required process engineering to meet automotive cost targets, we anticipate that research and development expenses will increase significantly for the foreseeable future as we continue to invest in additional plant and equipment for product development (e.g. multi-layer cell stacking, packaging engineering), building prototypes, and testing of battery cells as our team works to meet the full set of automotive product requirements. We also recognize significant non-cash stock-based compensation to employees directly involved in research and development activities. For stock-based compensation awards with performance and market conditions, such as the awards granted under our Extraordinary Performance Award Program (the “EPA Program”) in December 2021, the non-cash expense recognized is based on a probability assessment of the performance conditions, and as such, we expect research and development expenses to fluctuate in the future as the performance conditions are re-assessed at each reporting period. Further, should the stated market conditions of the EPA Program grants be achieved prior to the expected achievement period, we may accelerate the stock-based compensation expense recognized, which could result in significant fluctuations in research and development expense recognized in the future. For more information on the EPA Program and grants thereunder, see Note 9 to our unaudited consolidated financial statements elsewhere in this Report.

As we ramp up towards commercial manufacturing operations, we will begin to incur expenses that are directly associated with manufacturing, including allocation of indirect costs from research and development.

General and Administrative Expense

General and administrative expenses consist mainly of personnel-related expenses for our executive, sales and marketing and other administrative functions and expenses for director and officer insurance and outside professional services, including legal, accounting and other advisory services. We have expanded our personnel headcount and we are continuing to expand our supporting systems, in anticipation of planning for and supporting the ramp up of commercial manufacturing operations and due to the ongoing requirements of being a public company. Accordingly, we expect our general and administrative expenses to increase significantly in the near term and for the foreseeable future. Upon commencement of commercial operations, we also expect general and administrative expenses to include customer and sales support and advertising costs. We also recognize significant non-cash stock-based compensation to executives and certain employees. The non-cash expense recognized for EPA Program grants is based on a probability assessment of the performance conditions, and as such, we expect general and administrative expenses to fluctuate in the future as the performance conditions are re-assessed at each reporting period. Further, should the stated market conditions of the EPA Program awards be achieved prior to the expected achievement period, we may accelerate the stock-based compensation expense recognized, which could result in significant fluctuations in general and administrative expense recognized in the future.

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

Income Tax Expense / Benefit

Our income tax provision consists of an estimate for U.S. federal and state income taxes based on enacted rates, as adjusted for allowable credits, deductions, uncertain tax positions, changes in deferred tax assets and liabilities, and changes in tax law. We maintain a valuation allowance against the full value of our U.S. and state net deferred tax assets because we believe the recoverability of the tax assets is not more likely than not.

Results of Operations

Comparison of the Three and Nine Months Ended September 30, 2022 to the Three and Nine Months Ended September 30, 2021

The following table sets forth our historical operating results for the periods indicated (amounts in thousands):

	Three Months Ended September 30,		$	%	Nine Months Ended September 30,		$	%
	2022	2021	Change	Change	2022	2021	Change	Change
Operating expenses:
Research and development	$87,582	$39,467	$48,115	122%	$214,060	$104,708	$109,352	104%
General and administrative	33,072	14,365	18,707	130%	93,124	43,421	49,703	114%
Total operating expenses	120,654	53,832	66,822	124%	307,184	148,129	159,055	107%
Loss from operations	(120,654)	(53,832)	(66,822)	124%	(307,184)	(148,129)	(159,055)	107%
Other income (loss):
Interest expense	(600)	(359)	(241)	67%	(1,807)	(597)	(1,210)	203%
Interest income	3,487	605	2,882	476%	5,813	1,201	4,612	384%
Change in fair value of assumed common stock warrant liabilities	—	68,934	(68,934)	(100)%	—	168,674	(168,674)	(100)%
Other income	114	3	111	3700%	335	101	234	232%
Total other income:	3,001	69,183	(66,182)	(96)%	4,341	169,379	(165,038)	(97)%
Net income (loss)	(117,653)	15,351	(133,004)	(866)%	(302,843)	21,250	(324,093)	(1525)%
Less: Net income (loss) attributable to non-controlling interest	7	—	7	100%	(2)	(10)	8	(80)%
Net income (loss) attributable to common stockholders	$(117,660)	$15,351	$(133,011)	(866)%	$(302,841)	$21,260	$(324,101)	(1524)%

Research and Development

The increase in research and development expense in the three months ended September 30, 2022 compared to the three months ended September 30, 2021 primarily resulted from an increase of $14.5 million in personnel cost due to the growth in research and development headcount to support our battery technology development, $11.3 million of equipment purchase cancellation charges to instead focus on the development of equipment designed to deliver higher throughput for the same process step, an increase of $4.9 million related to depreciation and amortization, an increase of $4.0 million in engineering and research and development consulting fees, outside services and other, and an increase of $2.5 million in facility expenses primarily related to the QS-0 facility, and an increase of $1.2 million for research and development material supplies and equipment maintenance expenses to support the growth in product development and manufacturing engineering efforts. Additionally, non-cash stock-based compensation expense increased by $9.7 million from $7.5 million for the three months ended September 30, 2021 to $17.2 million for the three months ended September 30, 2022 primarily due to the effect of restricted stock units (“RSUs”) granted subsequent to September 30, 2021 and the EPA Program grants in December 2021.

The increase in research and development expense in the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021 primarily resulted from the $36.9 million increase in personnel cost due to the growth in research and development headcount to support technology development, $11.3 million of equipment purchase cancellation charges as discussed above, an increase of $11.0 million related to depreciation and amortization, an increase of $10.7 million in facility expenses primarily related to the QS-0 facility, an increase of $9.3 million in engineering and research and development consulting fees, outside services and other, and an increase of $5.4 million in material supplies and equipment maintenance to support the growth in product development and manufacturing engineering efforts. Additionally, non-cash stock-based compensation expense increased by $24.8 million from $20.5 million for the nine months ended September 30, 2021 to $45.3 million for the nine months ended September 30, 2022 primarily due to the effect of RSUs granted subsequent to September 30, 2021 and the EPA Program grants in December 2021.

General and Administrative

The increase in general and administrative expenses in the three months ended September 30, 2022 compared to the three months ended September 30, 2021 primarily resulted from the $5.1 million increase in professional fees and other corporate expenses due to costs associated with business growth and an increase of $2.0 million in personnel costs due to the headcount increase to support business growth. Additionally, non-cash stock-based compensation expense increased by $11.1 million, from $5.2 million for the three months ended September 30, 2021 to $16.3 million for the three months ended September 30, 2022, primarily due to the effect of RSUs granted subsequent to September 30, 2021 and the EPA Program grants in December 2021.

The increase in general and administrative expenses in the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021 primarily resulted from the $11.0 million increase in professional fees and other corporate expenses due to costs associated with business growth and an increase of $5.1 million in personnel costs due to the headcount increase to support business growth. Additionally, non-cash stock-based compensation expense increased by $32.3 million, from $15.5 million for the nine months ended September 30, 2021 to $47.7 million for the nine months ended September 30, 2022, primarily due to the effect of RSUs granted subsequent to September 30, 2021 and the EPA Program grants in December 2021.

Interest Expense

The increase in interest expense during the nine months ended September 30, 2022 was due to the interest expense associated with a finance lease, which commenced in May 2021.

Interest Income

The increase in interest income during the three and nine months ended September 30, 2022 compared to the three and nine months ended September 30, 2021 was mainly due to an increase in interest rates.

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

Liquidity and Capital Resources

As of September 30, 2022 and December 31, 2021, our principal sources of liquidity were our cash and cash equivalents and marketable securities in the amount of approximately $1.2 billion and $1.4 billion, respectively. Our cash equivalents are invested in U.S. money market funds, U.S. Treasury bonds and commercial paper. Our marketable securities are invested in U.S. Treasury notes and bonds, commercial paper, and corporate notes and bonds.

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

We believe that our cash on hand will be sufficient to meet our working capital and capital expenditure requirements for a period of at least twelve months from the date of this Report. Assuming we experience no significant delays in the research and development of our solid-state battery cells, we believe that our cash resources will last through 2024. However, any delays could materially impact us. We may, however, need additional cash resources due to changed business conditions or other developments, including unanticipated delays in negotiations with automotive OEMs and tier-one automotive suppliers or other suppliers, supply chain challenges, disruptions due to the COVID-19 pandemic, competitive pressures, inflation, and regulatory developments, among others. To the extent that our current resources are insufficient to satisfy our cash requirements, we may need to seek additional equity or debt financing. If such financing is not available, or if the financing terms are less desirable than we expect, we may be forced to decrease our level of investment in product development or scale back our operations, which could have an adverse impact on our business and financial prospects.

On July 29, 2022, we filed a shelf registration statement on Form S-3 with the SEC (File No. 333-266419), which the SEC declared effective on August 10, 2022, for the offer and sale of Class A Common Stock, preferred stock, depositary shares, debt securities, warrants, subscription rights, purchase contracts and units in one or more offerings and in any combination for an aggregate offering price up to $1,000,000,000. Such securities may be offered pursuant to the base prospectus contained in the shelf registration statement and a prospectus supplement that would be prepared and filed at the time of any offering.

Cash Flows

The following table provides a summary of our cash flow data for the periods indicated (amounts in thousands):

	Nine Months Ended September 30,
	2022	2021
Net cash used in operating activities	$(155,108)	$(83,302)
Net cash (used in) provided by investing activities	126,244	(405,265)
Net cash provided by financing activities	6,125	729,813

Cash Flows from Operating Activities

Our cash flows used in operating activities to date have been primarily driven by the growth in our underlying business to support the research and development of next-generation of battery technology. As we continue to ramp up hiring for technical headcount to accelerate our engineering efforts ahead of starting the pre-pilot and pilot line operations, we expect our cash used in operating activities to increase significantly before we start to generate any material cash flows from our business. To support our research and development activities and our plan to expand our pre-pilot manufacturing capability, we are expecting cash payments of $7.3 million during the next twelve months and $84.6 million thereafter for the operating lease commitments as of September 30, 2022. From time to time we also enter into non-cancellable service and purchase commitments. We are expecting cash used in operating activities to include payments of approximately $2.5 million in the next twelve months and approximately $9.6 million thereafter through 2027 for our non-cancellable commitments as of September 30, 2022. As we complete the development of our solid-state, lithium-metal batteries and required process engineering to meet automotive cost targets, we anticipate that research and development operating expenses will increase significantly for the foreseeable future.

Cash used in operating activities for the nine months ended September 30, 2022 was primarily driven by a net loss of $302.8 million offset by non-cash of $93.0 million related to stock-based compensation, non-cash expense of $19.0 million related to depreciation and amortization, non-cash expense of $7.8 million related to the impairment of a fixed asset, non-cash lease expense and amortization of right-of-use assets of $5.7 million, and non-cash expense of $4.5 million related to amortization of premiums and accretion of discounts on marketable securities. This was partially offset by a $5.4 million decrease in prepaid and other assets, an increase of $2.1 million in other long-term liabilities, and an increase of $9.5 million in accounts payable and accrued liabilities mainly driven by higher period-over-period spending in payroll, materials and supplies, professional services and general and administrative to support the growth of the business, specifically in the research and development of our battery technology.

Cash used in operating activities for the nine months ended September 30, 2021 was primarily driven by a net income of $21.3 million offset by the non-cash income of $168.7 million related to the change in fair value of Assumed Common Stock Warrant liabilities, non-cash expense of $36.0 million related to stock-based compensation, non-cash expense of $9.1 million related to amortization of premiums and accretion of discounts on marketable securities, and non-cash expense of $7.6 million related to depreciation and amortization.

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

Cash provided by investing activities for the nine months ended September 30, 2022 primarily consists of the maturity and sale of marketable securities of $634.4 million and $15.1 million, respectively, offset by $402.2 million used for the purchase of marketable securities. Cash provided by investing activities also reflects $121.0 million of cash used for various property and equipment, primarily to support our research and development activities.

Cash provided by investing activities for the nine months ended September 30, 2021 primarily consists of proceeds from the maturities of marketable securities of $611.0 million. Proceeds from the sales of marketable securities was $172.3 million. These proceeds were offset by $1.1 billion of cash used for the purchase of marketable securities, and $82.4 million of cash used for various property and equipment expenditures.

Cash Flows from Financing Activities

Our cash flows from financing activities primarily consist of proceeds from the exercise of stock options. Finance lease commitment for QS-0 will result in net cash payments of $2.9 million in the next twelve months and payments of $50.7 million thereafter.

Cash provided by financing activities during the nine months ended September 30, 2022 is primarily due to $6.9 million received from the exercise of stock options and our employee stock purchase plan.

Cash provided by financing activities during the nine months ended September 30, 2021 is primarily related to $462.9 million in net proceeds received from the March 2021 Public Offering, $151.4 million received from the exercise of Public Warrants, $99.9 million in net proceeds received from the Series F Preferred Stock Agreements and approximately $11.3 million received from the exercise of stock options.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes to the Company’s market risk during the three months ended September 30, 2022. For a discussion of the Company’s exposure to market risk, refer to the Company’s market risk disclosures set forth in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” of our Annual Report.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Report. Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of September 30, 2022, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended September 30, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

Information regarding legal proceedings is available in Note 7 to the condensed consolidated financial statements elsewhere in this Report.

Item 1A. Risk Factors.

The following summary risk factors and other information included in this Report should be carefully considered. The summary risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not currently known to us or that we currently deem less significant may also affect our business operations or financial results. If any of the following risks actually materializes, our stock price, business, operating results and financial condition could be materially adversely affected. For more information, see below for more detailed descriptions of each risk factor.

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

To achieve target energy density, we need to assemble multiple cell layers and enclose them within a single battery package. Depending upon our customer’s requirements, our battery cell may require dozens of layers within each battery package. We have tested single-layer, four-layer, 10-layer and 16-layer cells in commercially relevant areas that measure approximately 60x75mm to 70x85mm, but we must make multi-layer cells with a higher layer count. We are targeting two dozen layers for our first A-sample battery cells and additional layers for our B-sample battery cells – depending upon customer preference, cell design considerations, and other factors – and to produce these cells at improved yields without compromising performance, and while solving related packaging challenges in a way that is scalable and low-cost. There are significant engineering and mechanical challenges that we must overcome to build our multi-layer battery cells. In addition, we will need to acquire certain tools that we currently do not possess and develop the manufacturing process necessary to make these multi-layer battery cells in high volume. If we are not able to overcome these developmental hurdles in building our multi-layer cells, our business is likely to fail.

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

In addition, we must advance our manufacturing processes to include more automation, such as automated film handling and stacking, and to use higher volume tools and processes, such as moving to larger continuous flow equipment. We must also continue process development and innovation efforts towards substantially shortening cycle time, improving process control, and reducing consumables (including energy usage), towards the target end goal of increasing the quality, consistency, and throughput of our solid-state separators and battery cells. We may encounter delays or unexpected challenges in the delivery, installation and operation of the new equipment. Examples include global supply chain issues that impact our equipment suppliers, supplier non-performance, equipment damage in transit, and COVID-19-related delays. These challenges may be exacerbated in situations where we source certain of our materials and equipment exclusively from one or a few suppliers. Further, we must build QS-0 to expand our capacity to produce engineering samples or prototype cells needed for our development work and to supply additional cells to prospective customers for testing. We could encounter significant delays and cost overruns related to planning, permitting, construction, equipment installation and qualification, utilities infrastructure installation, and operations start-up of our manufacturing facilities, including QS-0. For example, we have experienced short-term power outages at our San Jose engineering line and proposed QS-0 facility that have been resolved but similar disruptions may occur in the future; delays associated with material shortage and backups at key shipping ports could impact the capacity at which we can run the facility; and certain of our construction contractors have previously reported delays due to labor strikes of their employees that have been resolved for now but may reoccur in the future. We must substantially improve our manufacturing processes to increase yield and throughput to achieve the cost, performance and volume levels required for commercial shipments. In addition, our multi-layer battery cells must simultaneously satisfy all of the commercial and safety requirements of our customers.

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

We expect to incur significant costs related to procuring materials required to manufacture and assemble our batteries. We expect to use various materials in our batteries that will require us to negotiate purchase agreements and delivery lead-times on advantageous terms. We may not be able to control fluctuation in the prices for these materials or negotiate agreements with suppliers on terms that are beneficial to us. Our business depends on the continued supply of certain proprietary materials for our products. We are exposed to multiple risks relating to the availability and pricing of such materials and components, including reliance upon our vendors to construct and produce tools to increase volumes, which may lead to delays or the requirement that we make additional upfront payments. Substantial increases in the prices for our raw materials or components, which may be expected, particularly if inflation rates continue at the high levels seen in 2022, would increase our operating costs and negatively impact our prospects. For example, our shipping costs have increased as suppliers have applied fuel surcharges. Costs for certain key raw materials and components have also increased due to fluctuations in global commodity prices. Our suppliers' increasing labor costs have also contributed to rising prices. Given that we have yet to generate any revenue from our business operations, we are also limited in our ability to pass on the cost of any such increases to our customers.

In addition, the cost of mass producing battery cells, depends in part upon the prices and availability of raw materials such as lithium, nickel, cobalt and/or other metals. The prices for these materials fluctuate and their available supply may be unstable, depending on market conditions and global demand for these materials. Demand for lithium has increased dramatically in recent years, and is expected to continue to increase, due to the ongoing rapid increase in lithium batteries in portable electronics and the growing EV and energy storage markets. Furthermore, significant deposits of certain of our raw materials, such as lithium, are available in countries that may be subject to political, economic and social instability or where there is an ongoing risk of tariffs or other prohibitions being imposed by the United States or the European Union on the import of such materials from such countries. There can be no assurance that suppliers of these raw materials may be able to meet our volume needs at reasonable prices, particularly as we ramp up our commercial operations.

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

As of September 30, 2022, the value of Volkswagen’s interest in the joint venture is approximately $1.7 million, which is recorded as redeemable non-controlling interest in our Condensed Consolidated Balance Sheets.

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

Our growth and future demand for our products is highly dependent upon the adoption by consumers of alternative fuel vehicles in general and EVs in particular. In response to the Russian invasion of Ukraine, many countries, companies and consumers have accelerated targets with respect to decreasing dependency on fossil fuels, which in turn is expected to increase demand for EVs; however, the market for new EVs continues to evolve rapidly and is also characterized by rapidly changing technologies, competitive pricing and other competitive factors, evolving government regulation and industry standards, and changing consumer demands and behaviors. If the market for EVs in general does not develop as expected, or develops more slowly than expected, our business, prospects, financial condition and operating results could be harmed.

Concentration of ownership among a few stockholders and our executive officers, directors and their affiliates may prevent other stockholders from influencing significant corporate decisions.

As of September 30, 2022, our executive officers, directors and their affiliates as a group and each of our stockholders who own 5% or more of our outstanding Class A Common Stock or our Class B Common Stock, in the aggregate, beneficially own approximately 29.0% of our Class A Common Stock and 95.7% of our Class B Common Stock outstanding, representing approximately 74.8% of the vote. As a result, these stockholders will be able to exercise a significant level of control over all matters requiring stockholder approval, including the election of directors, any amendment of our Amended and Restated Certificate of Incorporation (the “Certificate of Incorporation”) and approval of significant corporate transactions. In addition, Volkswagen holds the right to designate two directors to our Board. This control could have the effect of delaying or preventing a change of control or changes in our management and will make the approval of certain transactions difficult or impossible without the support of these stockholders and of their votes.

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

We incurred a loss from operations of approximately $120.7 million and $307.2 million, a net loss of approximately $117.7 million and $302.8 million for the three and nine months ended September 30, 2022, respectively, and an accumulated deficit of approximately $2.3 billion from our inception in 2010 through September 30, 2022. We believe that we will continue to incur operating losses each quarter until at least the time we begin significant production of our lithium-metal solid-state batteries, and such production is not expected to occur in the near future.

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

The operation of our new ERP system and the planned implementation of our MES system could negatively impact the effectiveness of business operations.

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

Our batteries, and the sale of EVs and motor vehicles in general, are subject to substantial regulation under international, federal, state and local laws, including export control laws. We expect to incur significant costs in complying with these regulations. Regulations related to the battery and EV industry and alternative energy are currently evolving and we face risks associated with changes to these regulations as well as potentially also to heightened regulatory scrutiny. For example, laws and regulations may be passed that make manufacturers financially responsible for the collection, treatment, recycling and disposal of certain products, including batteries for EVs. The costs of complying with such requirements, as they now exist or as may be introduced in the future, and the associated administrative burden could adversely affect our financial condition and results of operations, particularly if we are unable to pass on such costs to our customers.

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

The trading price of our Class A Common Stock has been and may in the future continue to be subject to extreme volatility. For example, from November 27, 2020, the date our Class A Common Stock began trading on the New York Stock Exchange ("NYSE"), through September 30, 2022, our Class A Common Stock has experienced an intra-day trading high of $132.73 per share and an intra-day trading low of $8.22 per share. At certain times during such period, the daily fluctuations in the trading price of our Class A Common Stock were substantially greater than 10%. We cannot predict the magnitude of future fluctuations in the trading price of our Class A Common Stock. The trading price of our Class A Common Stock may be affected by a number of factors, including events described in the risk factors set forth in this Report and in our other reports filed with the SEC from time to time, as well as our operating results, financial condition and other events or factors. Any of the factors listed below could have a material adverse effect on your investment in our securities. Factors affecting the trading price of our securities may include:

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

In addition, we have filed registration statements with the SEC to register shares for certain stockholders to sell such shares. We have also filed a registration statement with the SEC to register shares reserved for future issuance under our equity compensation plans. Subject to there being effective registration statements covering the sales of such shares, the satisfaction of applicable exercise periods and expiration of the lock-up agreements referred to above, the shares issued upon exercise of outstanding stock options and settlement of outstanding restricted stock units (“RSUs”) will be available for immediate resale in the open market.

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

For awards containing service, performance and market conditions, where all conditions must be satisfied prior to vesting, such as the EPA Program awards, compensation expense is recognized over the requisite service period, which is based on management’s estimate of the probability and timing of the performance condition being satisfied, assessed at each reporting period. These estimates require management's judgments and changes in the probability-based assumptions can materially affect the timing of recognition of stock-based compensation expense and consequently, the related amount recognized in our statements of operations and comprehensive income.

The dual class structure of our Common Stock has the effect of concentrating voting control with the current holders of Class B Common Stock. This will limit or preclude the ability of other stockholders to influence corporate matters, including the outcome of important transactions, including a change in control.

Shares of Class B Common Stock have 10 votes per share, while shares of Class A Common Stock have one vote per share. As of September 30, 2022, the holders of the Class B Common Stock (excluding the voting power of any shares of Class A Common Stock beneficially owned by such holders) control approximately 68.6% of the voting power of our capital stock and therefore collectively control matters submitted to our stockholders for approval, including the election of directors, amendments of our organizational documents and any merger, consolidation, sale of all or substantially all of our assets or other major corporate transactions. Even though these holders are not party to any agreement that requires them to vote together, they may have interests that differ from yours and may vote in a way with which you disagree, and which may be adverse to your interests. This concentrated control may have the effect of delaying, preventing or deterring a change in control of us, could deprive our stockholders of an opportunity to receive a premium for their capital stock as part of a sale of us, and might ultimately affect the market price of shares of our Class A Common Stock.

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
•
establishing advance notice procedures for stockholder proposals to be brought before an annual meeting, including proposed nominations of persons for election to our Board;
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

Our Bylaws provide that, unless otherwise consented to by us in writing, the Court of Chancery of the State of Delaware (or, if the Court of Chancery does not have jurisdiction, another State court in Delaware or the federal district court for the District of Delaware) shall, to the fullest extent permitted by law, be the sole and exclusive forum for the following types of actions or proceedings: (i) any derivative action or proceeding brought on behalf of the Company; (ii) any action asserting a claim of breach of a fiduciary duty owed by, or otherwise wrongdoing by, any of our directors, officers, or other employees to us or our stockholders; (iii) any action arising pursuant to any provision of the DGCL or the Certificate of Incorporation or the Bylaws; (iv) any action to interpret, apply, enforce or determine the validity of the Certificate of Incorporation or the Bylaws; or (v) any other action asserting a claim that is governed by the internal affairs doctrine, in all cases subject to the court having jurisdiction over indispensable parties named as defendants. The Bylaws further provide that, unless otherwise consented to by the Company in writing, the federal district courts of the United States will be the sole and exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act against any person in connection with any offering of the Company’s securities, including any auditor, underwriter, expert, control person or other defendant. These provisions would not apply to suits brought to enforce a duty or liability created by the Exchange Act.

Any person or entity purchasing, holding or otherwise acquiring any interest in our securities shall be deemed to have notice of and consented to these provisions. These choice of forum provisions may limit a stockholder’s ability to bring a claim in a judicial forum of its choosing for disputes with the Company or any of our directors, officers, other employees or stockholders, which may discourage lawsuits with respect to such claims. There is uncertainty as to whether a court would enforce such provisions, and the enforceability of similar choice of forum provisions in other companies’ charter documents has been challenged in legal proceedings. It is possible that a court could find these types of provisions to be inapplicable or unenforceable, and if a court were to find the choice of forum provisions contained in the Bylaws to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could harm our business, operating results and financial condition.

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

As we expand the scale of our business activities, any changes in the U.S. or foreign taxation of such activities may increase our worldwide effective tax rate and harm our business, results of operations, and financial condition. For example, the current administration has proposed to increase the U.S. corporate income tax rate, increase U.S. taxation of international business operations, and impose a global minimum tax which has agreement from many countries and the Organisation for Economic Co-operation and Development. In addition, the Inflation Reduction Act of 2022 signed into law on August 16, 2022 (the “IRA”) includes numerous incentives and tax credits aimed at reducing the effects of climate change, such as the extension of electric vehicle charging infrastructure tax credits under Section 30C and tax credits for electric vehicles under Section 30D of the Internal Revenue Code of 1986 (the “Code”), the expansion of advanced manufacturing tax credits under Section 48C and enactment of advanced manufacturing production credits for eligible component production in the United States under Section 48X of the Code. Such tax credits may potentially benefit incumbents more than new entrants, and consequently have adverse competitive effects for new entrants. However, the full impact of the IRA cannot be known, and many of the IRA’s provisions are not self-executing and require further guidance from the IRS and Treasury Department, which we expect to be issued in the coming months and years. These incentives may also expire on a particular date, end when the allocated funding is exhausted, or be reduced or terminated as a matter of regulatory or legislative policy. Any other reduction in rebates, tax credits or other financial incentives could materially reduce the demand for EVs, which adversely impact the battery demand for EVs, or materially reduce the amount of incentives available for the manufacture of our products and have an adverse impact on our business. The impact of future changes to U.S. and foreign tax law on our business is uncertain and could be adverse, and we will continue to monitor and assess the impact of any such changes.

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

Compliance with evolving public company requirements may continue to increase costs and make certain activities more time-consuming. For example, we have created new Board committees and adopted new internal controls and disclosure controls and procedures. In addition, expenses associated with SEC reporting requirements already have been and will continue to be incurred. Furthermore, if any issues in complying with those requirements are identified, such as material weakness in our internal controls that require a restatement of previously issued consolidated financial statements, we could incur additional costs rectifying those or new issues, and the existence of these issues could adversely affect our reputation or investor perceptions of it. It has also become more expensive to obtain director and officer liability insurance. Risks associated with our status as a public company may make it more difficult to attract and retain qualified persons to serve on our Board or as executive officers. The reporting and other obligations imposed by these rules and regulations have resulted in and may continue to result in significant accounting, administrative, financial compliance and legal costs. These costs have required and may continue to require us to divert a significant amount of money that could otherwise be used to expand the business and achieve strategic objectives. Advocacy efforts by stockholders and third parties may also prompt additional changes in governance and reporting requirements, which could further increase costs.

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

Pursuant to the Sarbanes-Oxley Act and the rules and regulations promulgated by the SEC, we are required to furnish in this Report a report by our management regarding the effectiveness of our internal control over financial reporting. The report includes, among other things, an assessment of the effectiveness of our internal control over financial reporting as of the end of our fiscal year, including a statement as to whether or not our internal control over financial reporting is effective. This assessment must include disclosure of any material weaknesses in our internal control over financial reporting identified by management. As of September 30, 2021, we remediated the material weakness that was identified in connection with the restatement of previously issued consolidated financial statements as of and for the period ended December 31, 2020. While we believe our internal control over financial reporting is currently effective, the effectiveness of our internal controls in future periods is subject to the risk that our controls may become inadequate because of changes in conditions. Establishing, testing and maintaining an effective system of internal control over financial reporting requires significant resources and time commitments on the part of our management and our finance staff, may require additional staffing and infrastructure investments and would increase our costs of doing business.

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

The trading market for our securities will be influenced by the research and reports that industry or securities analysts may publish about us, our business, market or competitors. If any of the analysts who cover us change their recommendation regarding our shares of Class A Common Stock adversely, or provide more favorable relative recommendations about our competitors, the price of our shares of Class A Common Stock would likely decline. If any analyst who cover us were to cease our coverage of us or fail to regularly publish reports on us, we could lose visibility in the financial markets, which in turn could cause our share price or trading volume to decline.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits.

Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date

2.1	Business Combination Agreement, dated as of September 2, 2020, by and among Kensington Capital Acquisition Corp., Kensington Capital Merger Sub Corp. and Legacy QuantumScape.	S-4/A	333-248930	2.1	November 12, 2020

2.2	Amendment No. 1 to Business Combination Agreement, dated as of September 21, 2020, by and among Kensington Capital Acquisition Corp., Kensington Capital Merger Sub Corp. and Legacy QuantumScape.	S-4/A	333-248930	2.2	November 12, 2020

3.1	Amended and Restated Certificate of Incorporation of the Company.	8-K	001-39345	3.1	December 2, 2020

3.2	Amended and Restated Bylaws of the Company.	8-K	001-39345	3.1	October 25, 2022

10.1	Letter Agreement dated September 27, 2022, by and among QuantumScape Battery, Inc., Volkswagen Group of America, Inc, Volkswagen Group of America Investments, LLC and QSV Operations LLC	8-K	001-39345	10.1	September 28, 2022

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1†	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2†	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

QuantumScape Corporation

Date: October 28, 2022	By:	/s/ Jagdeep Singh
Jagdeep Singh
Chief Executive Officer (Principal Executive Officer)

Date: October 28, 2022	By:	/s/ Kevin Hettrich
Kevin Hettrich
Chief Financial Officer (Principal Financial Officer)