Form 10-K
period 2022-12-31
QuantumScape Corp
filed 2023-02-28
CIK 1811414

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

As of June 30, 2022, the last day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the closing price of the shares of common stock on The New York Stock Exchange, was approximately $2.2 billion. Shares of common stock held by each executive officer and director and by each person who owns 5% or more of the outstanding common stock have been excluded from the foregoing calculation in that such persons may be deemed affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of the registrant’s Class A Common Stock, par value $0.0001 per share outstanding was 360,515,533, and the number of shares of the registrant’s Class B Common Stock, par value $0.0001 per share outstanding was 79,454,147, as of February 21, 2023.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement relating to its annual meeting of stockholders to be held in 2023, to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Annual Report on Form 10-K relates, are incorporated herein by reference in Part III where indicated. Except with respect to information specifically incorporated by reference in this Annual Report on Form 10-K, such proxy statement is not deemed to be filed as part hereof.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Unless the context otherwise requires, all references to “QuantumScape,” “we,” “us,” “our,” or the “Company” in this Annual Report on Form 10-K (this “Report”) refer to QuantumScape Corporation and its subsidiaries.

The Company makes forward-looking statements in this Report and in documents incorporated herein by reference. All statements, other than statements of present or historical fact included in or incorporated by reference in this Report, regarding the Company’s future financial performance, as well as the Company’s strategy, future operations, financial position, estimated revenues and losses, projected costs, prospects, plans and objectives of management are forward-looking statements. When used in this Report, the words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “will,” “would,” the negative of such terms, and other similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words. These forward-looking statements are based on management’s current expectations, assumptions, hopes, beliefs, intentions and strategies regarding future events and are based on currently available information as to the outcome and timing of future events. The Company cautions you that these forward-looking statements are subject to risks and uncertainties, including those described in Part I, Item 1A, "Risk Factors" in this Annual Report on Form 10-K, most of which are difficult to predict and many of which are beyond the control of the Company and incident to its business. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make.

In addition, forward-looking statements in this Report and in any document incorporated herein by reference should not be relied upon as representing the Company’s views as of any subsequent date, and the Company does not undertake any obligation to update forward-looking statements to reflect events or circumstances after the date they were made, whether as a result of new information, future events or otherwise, except as may be required under applicable laws.

As a result of a number of known and unknown risks and uncertainties, the Company’s actual results or performance may be materially different from those expressed or implied by these forward-looking statements. Some factors that could cause actual results to differ include those discussed in the section titled “Risk Factors” in this Report and in our other filings with the Securities and Exchange Commission (“SEC”).

PART I

Item 1. Business.

Corporate History and Background

The original QuantumScape Corporation, now named QuantumScape Battery, Inc. (“Legacy QuantumScape”), a wholly owned subsidiary of the Company, was founded in 2010 with the mission to revolutionize energy storage to enable a sustainable future.

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

We are at the beginning of a forecasted once-in-a-century shift in automotive powertrains, from internal combustion engines to clean EVs. After 30 years of gradual improvements in conventional lithium-ion batteries, the benefits of EVs have been demonstrated, principally in the premium passenger car market. However, there are fundamental limitations inhibiting widespread adoption of battery technology, and we believe the automotive market needs a step change in battery technology to make mass market EVs competitive with the fossil fuel alternative.

We have spent over a decade developing a proprietary solid-state battery technology to meet this challenge. QuantumScape’s lithium-metal solid-state battery technology is being designed to offer greater energy density, faster charging, and enhanced safety when compared to today’s conventional lithium-ion batteries. We believe no other lithium-metal battery technology has demonstrated the capability of achieving automotive rates of power (power is the rate at which a battery can be charged and discharged) with acceptable battery life, at room temperature and modest levels of pressure (approximately 3 to 4 atm).

Since 2012, we have developed a strong partnership with Volkswagen Group of America Investments, LLC (“VGA”) and certain of its affiliates (together with VGA, “Volkswagen”). Volkswagen is one of the largest car companies in the world and intends to be a leader in EVs. Over the last ten years Volkswagen has invested a total of more than $300 million in us and has established a 50-50 joint venture (“JV”) with us to enable an industrial level of production of our solid-state batteries. As 50-50 partners in the joint venture with Volkswagen, we expect to share equally in the revenue and profit from the joint venture. Over the course of our relationship, Volkswagen has successfully tested multiple early generations of certain of our single-layer and multi-layer laboratory cells at automotive rates of power.

While we expect Volkswagen will be the first to commercialize vehicles using our battery technology, we are, and over the next few years, intend to continue, working closely with other automotive original equipment manufacturers (“OEMs”) to make our solid-state battery cells widely available over time. Subject to the terms of the JV arrangements with Volkswagen, we are not prohibited from working in parallel with other automotive OEMs or other non-automotive companies to commercialize our technology. As of December 31, 2022, we have customer sampling agreements with five other OEMs to collaborate with us in the testing and validation of our solid-state battery cells, with the goal of providing such cells to the OEMs for inclusion into pre-production prototype vehicles. These OEMs range from top ten manufacturers by global revenue to premium performance and luxury carmakers; additionally, they include both traditional and pure play EV companies. We are currently focused on automotive EV applications, which have among the most stringent sets of requirements for batteries. However, we recognize that our solid-state battery technology has applicability in other large and growing markets including stationary storage and consumer electronics, such as smartphones and wearables and intend to explore opportunities in those areas as appropriate.

In 2021, we announced our plans to build up our manufacturing capability with the addition of a pre-pilot production line (“QS-0”) in California. QS-0 is intended to have a continuous flow, high automation line with sufficient capacity and process maturity to engage in automotive qualification and if successful, provide first commercialization via the production of C-sample battery cells made available for sale to a third party. We secured a long-term lease in April 2021 for QS-0. QS-0 is intended to be followed by a 1GWh pilot-production line (“QS-1”), and subsequently expansion to the full 21GWh target (“QS-1 Expansion”).

Our development uses earth-abundant materials and processes suitable for high volume production. Our processes use equipment which is already used at scale in the battery or ceramics industries. Outside of the separator, our battery is being designed to use many generally available materials and processes that are standard across today’s battery manufacturers. As a result, we expect to benefit from the projected industry-wide cost declines for these materials that result from process improvements and economies of scale. We believe that the manufacturing of our solid-state battery cells provides us with a structural cost advantage because our battery cells are manufactured without an anode.

Industry Background

Shift to EVs

We believe that evolving consumer preferences coupled with growing government incentives and regulations are driving a once-in-a-century shift to EVs.

Countries around the world are promoting EVs. The dependence on gasoline-powered internal combustion engine (“ICE”) vehicles has heightened environmental concerns, created reliance among industrialized and developing nations on large oil imports, and exposed consumers to unstable fuel prices and health concerns related to heightened emissions. Many national and regional regulatory bodies have adopted legislation to incentivize or require a shift to lower-emission and zero-emission vehicles. For example, over a dozen countries including the United Kingdom, the Netherlands, Sweden, Germany, France and Norway have announced intentions to either increase applicable environmental targets or outright ban the sale of new ICE vehicles in the next two decades. In 2022, the California Air Resources Board (CARB) approved the regulation that establishes a year-by-year roadmap so that by 2035 100% of new cars and light trucks sold in California are required to be zero-emission vehicles. Also in 2022, the European Union approved an effective ban on the sale of new petrol and diesel cars from 2035. This global push to transition from ICE vehicles, aided by favorable government incentives and regulations, is accelerating the growth in lower- and zero-emission vehicle markets.

Furthermore, consumers are increasingly considering EVs for a variety of reasons including better performance, growing EV charging infrastructure, significantly lighter environmental impact, and lower maintenance and operating costs. Automakers such as Tesla, Inc. have demonstrated that premium EVs can deliver a compelling alternative to fossil fuels. As EVs become more competitive and more affordable, we believe that they will continue to take market share from ICE vehicles. We believe that this shift will occur across vehicle types and market segments. However, the inherent limitations of lithium-ion battery technology continue to impede improvements in EV competitiveness on range and chagrining times compared with ICE vehicles.

Current Battery Technology Will Not Meet the Requirements for Broad Adoption of EVs

Despite the significant progress in the shift to EVs, the market remains dominated by ICE vehicles. According to The Wall Street Journal, approximately 10% of global car sales in 2022 were electrified. For EVs to be adopted at scale across market segments batteries need to improve. In particular, we believe there are five key requirements to drive broad adoption of EVs:

•
Battery capacity (energy density). EVs need to be able to drive over 300 miles on a single charge to be competitive with ICE vehicles and achieve broad market adoption. The space required for conventional lithium-ion battery technology limits the range of many EVs. Higher energy density will enable automotive OEMs to increase battery pack energy without increasing the size and weight of the vehicle’s battery pack.
•
Fast charging capability. EV batteries need to be fast-charging to replicate the speed and ease with which a gasoline car can be refueled. We believe this objective is achieved with the ability to charge from 10% to 80% capacity in approximately 15 minutes or less, faster than today’s conventional batteries can deliver without materially degrading life.
•
Safety (nonflammable). EV batteries need to replace as many of the flammable components in the battery as possible with non-flammable equivalents to reduce the extent of damage caused by a fire. With current batteries, many abuse conditions can result in fires, for example malfunctions that can result in overcharges and battery damage from accidents.
•
Battery cycle life. Batteries need to be usable for the life of the vehicle, typically 12 years or 150,000 miles. If the battery fades prematurely, EVs will not be an economically practical alternative.
•
Cost. Mass market adoption of EVs requires a battery that is capable of delivering long range while remaining cost competitive with a vehicle price point of around $30,000.

Since these requirements have complex interlinkages, most manufacturers of conventional lithium-ion batteries used in today’s cars are forced to make trade-offs. For example, conventional batteries can be fast-charged, but at the cost of adversely impacting their battery life.

We believe that a battery technology that can meet these requirements will enable an EV solution that is much more broadly competitive with ICE. According to the Organisation Internationale des Constructeurs d’Automobiles, more than 80 million ICE vehicles were produced in 2021 across the auto industry, representing a significant untapped demand for a battery that meets these requirements.

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

Conventional Lithium-Ion Battery Design

In a fully-discharged lithium-ion cell, the lithium in the cell resides in the cathode. When the cell is charged, lithium ions move from the cathode to the anode, where they diffuse into the carbon particles that make up the anode. In the fully charged state, the lithium ions sit in the anode. When the battery is discharged, these lithium ions are allowed to move back from the anode to the cathode, and in the process, energy can be extracted from the system.

One limit to the energy density of conventional lithium-ion batteries is imposed by the anode, which provides a host material made of carbon (graphite) and/or silicon to hold the lithium ions, preventing them from binding together into pure metallic lithium. Metallic lithium, when used with conventional liquid electrolytes and porous separators, can form growths of lithium known as dendrites, which can penetrate through the separator and short-circuit the cell.

While using a host material in the anode is an effective way to prevent dendrites, this host material adds volume and mass to the cell, adds cost to the battery, and limits the battery life due to side reactions at the interface with the liquid electrolyte. The rate at which lithium diffuses through the anode also limits the maximum cell power.

The addition of silicon to a carbon anode provides a modest boost to energy density relative to a pure carbon anode. However, silicon is a host material that not only suffers from the limitations of carbon as discussed above, but also introduces cycle life challenges as a result of the repeated expansion and contraction of the silicon particles, since silicon undergoes significantly more expansion than carbon when hosting lithium ions. Furthermore, the voltage of the lithium-silicon reaction subtracts from the overall cell voltage, reducing cell energy.

Lithium-Metal Anode Required to Unlock Highest Energy Density

We believe that a lithium-metal anode is the most promising approach that can break out of the constraints inherent in conventional lithium-ion batteries and enable significant improvements in energy density.

In a lithium-metal battery, the anode is made of metallic lithium; there is no host material. Eliminating the host material reduces the size and weight of the battery cell and eliminates the associated materials and manufacturing costs. This results in the highest theoretical gravimetric energy density for a lithium-based battery system if the system can be manufactured without excess lithium on the anode. Lithium-ion batteries currently used in the auto industry have energy densities of less than 300 Wh/kg. We believe lithium-metal batteries have the potential to achieve significantly higher energy density.

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

Solid-State Separator Required to Enable Lithium-Metal Anode

We believe that a lithium-metal battery requires that the porous separators used in conventional lithium-ion batteries be replaced with a solid-state separator capable of conducting lithium ions between the cathode and anode at rates comparable to conventional liquid electrolyte while also suppressing the formation of lithium dendrites, which are growths of lithium metal which can grow across the separator and short-circuit the cell. While various solid-state separators have been shown to operate at low power densities, such low power densities are not useful for most practical applications. To our best knowledge, we are the only company that has been able to demonstrate a solid-state separator for lithium-metal batteries capable of resisting dendrite formation at higher power densities, such as those required for automotive applications and fast-charging, for at least 800 cycles at around 25°C.

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

Eliminating the anode host material found in conventional lithium-ion cells increases the volumetric energy density. A pure lithium-metal anode also enables the theoretically highest gravimetric energy density for a lithium battery system, if the system can be manufactured without excess lithium on the anode.

Our proprietary solid-state separator is the core technology breakthrough that enables reliable cycling of the lithium-metal anode battery. Without a working solid-state separator, the lithium would form dendrites which would grow through a traditional porous separator and short circuit the cell.

An effective solid-state separator requires a solid material that has conductivity in a range similar to liquid electrolytes, chemically stable next to lithium— one of the most reactive elements — and able to resist the formation of dendrites. Our team worked over ten years to develop a composition that meets these requirements and to develop the techniques necessary to manufacture the separator material at scale using a continuous process. We have a number of patents covering both the composition of this material and key steps of the manufacturing process.

Our Material and Cell

Our solid-state separator is a dense, entirely inorganic ceramic. As shown in the figure above, it is made into a film that is thinner than a human hair and then cut into pieces roughly the size of a playing card. Our solid-state separator is flexible because it has a low defect density and is thin. In contrast, typical household ceramics are less flexible and can break due to microscopic defects which reduce structural integrity.

The separator is placed between a cathode and anode current collector to form a single battery cell layer, as shown by the single layer pouch cell in the graphic above. Our single-layer solid-state cells have been tested for power density, cycle life and temperature performance. This is the only solid-state technology we are aware of that is capable of simultaneously satisfying what we believe are the key requirements for automotive commercial usage (at least 800 cycles while maintaining at least 80% energy retention, 100% depth of discharge, 1C/1C rates, <30°C temperature, <4 atm pressure) and that has been validated by independent testing.

Data from our testing of single-layer battery cells shows that unlike previous solid-state efforts, our solid-state separators can work at high rates of power, with the ability to charge from 10% to 80% capacity in approximately 15 minutes or less, faster than today’s conventional batteries can deliver without materially degrading life. We also presented data showing our single-layer battery cell can work at a wide range of temperatures, including results that show cycling at –10°C.

The basic building block of our designed battery package is the bilayer cell, consisting of a double-sided cathode with a separator on either side. We stack these bilayer cells together to form multi-layer cells. Our form factor for EV batteries is targeted to be roughly the size of a deck of cards.

Multi-Layer Progress

Multilayer Progress

Major Architectural Components
as manufactured

1. **Anode-free Manufacturing**
Anode-free cell design with lithium plated during charge cycles

2. **Solid-State Separator**
Ceramic electrolyte with high dendritic resistance

Unit stack
Anode Current Collector 1
Solid-State Separator 2
Cathode Active
Catholyte
Cathode Current Collector

Multilayer stack (24 layer)
2 layers per unit cell
Bi-layer stack
(Unit cell)

Depending upon our potential customers' requirements, our battery cell will require several dozen layers within each battery package. We have not yet built a complete multi-layer solid-state battery cell in the dimensions required for automotive applications but have announced the results of our single-layer, and multi-layer cells in commercially relevant areas, and in 2022, shipped 24-layer A0 prototype battery cells to multiple automotive OEMs for testing.

We need more production capacity to make the large number of multi-layer cells needed for testing and for process optimization, including yield improvement and reliability. We have ordered and continue to order new automation and high-volume equipment that we expect will increase both output and repeatability; the nature of the task, and the development approach that we use, involves high velocity experimentation and a large number of samples. We now plan to focus on improving the reliability of our prototype cells by reducing manufacturing defects, and increasing the energy density of these prototype cells to get closer to our commercial targets by incorporating higher capacity-loading cathodes and more efficient packaging.

Our cathodes use a combination of conventional cathode active materials such as NMC or a cobalt-free, nickel-free composition like LFP with a catholyte made of an organic polymer and organic liquid. In the future, we may use other compositions of cathode active materials. Over the years, we have developed catholytes made of differing mixtures of organic polymer and organic liquid electrolyte to optimize performance across multiple metrics such as voltage, temperature, power, and safety, among others. We continue to test solid, gel and liquid catholytes in our cells. The solid catholyte is part of our ongoing research and development investigation into inorganic catholytes. Our solid-state separator platform is being designed to enable faster charge rates for thicker cathode electrodes, which, when combined with a lithium-metal anode, may further increase cell energy densities.

We believe our battery technology may provide significant improvements in energy density compared to today’s conventional lithium-ion batteries, as shown in the figure below.

Sources: Cell densities for commercialized chemistries based on Ding, Y. et al (2019) and Yang, X. et al. (2021); QuantumScape cell densities based on management estimates.

Benefits of Our Technology

We believe our battery technology will enable significant benefits across battery capacity, charging rate, safety, and life while minimizing cost. We believe these benefits will provide significant value to automotive OEMs by enabling greater customer adoption of their EVs. By solving key pain-points such as 15-minute fast charging, we believe our battery technology will enable the delivery of an EV experience that is significantly more competitive with fossil fuel vehicles than what today’s EVs can achieve with conventional batteries.

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
•
Fast charging capability. Our battery technology, and specifically our solid-state separator material, has been tested to demonstrate the ability to charge from 10% to 80% capacity in approximately 15 minutes or less, faster than today’s conventional batteries can deliver without materially degrading life. In these conventional batteries, the limiting factor for charge rate is the rate of diffusion of lithium ions into the anode. If a conventional battery is charged at high rate, especially at high state-of-charge or low temperature, lithium can start plating on carbon particles of the anode rather than diffuse into the carbon particles. This causes a reaction between the plated lithium and liquid electrolyte which reduces cell capacity and increases the risk of dendrites that can short circuit the cell. With a lithium-metal anode, using our solid-state separator, we expect the lithium can be plated as fast as the cathode can deliver it.
•
Enhanced safety. Our solid-state battery cell uses a ceramic separator which is not combustible and we believe is therefore safer than conventional polymer separators. This ceramic separator is also capable of withstanding temperatures considerably higher than those that would melt conventional polymer separators, providing an additional measure of safety. Although additional safety tests need to be performed, including for larger cells, in high temperature tests of our solid-state separator material with lithium, the separator material remained stable in direct contact with molten lithium without releasing heat externally, even when heated up to 250 degrees Celsius, higher than the 180 degrees Celsius melting point of lithium.

•
Battery cycle life. We are designing our technology to enable increased battery cycle life relative to conventional lithium-ion batteries. In a conventional cell, a reason that battery capacity fades over time is the gradual irreversible loss of lithium due to side reactions between the liquid electrolyte and the anode. By eliminating the anode host material, we expect to eliminate those anode side reactions to enable longer battery cycle life. Our single-layer, four-layer, and 10-layer prototype cells have been tested to over 800 cycles (under stringent test conditions, including 100% depth-of-discharge cycles at one-hour charge and discharge rates at 25 to 30 degrees Celsius and approximately 3.4 atm of pressure with approximately 3mAh/cm2 cathode loading) while still retaining over 80% of the cells’ energy. This performance exceeds the cycle life and capacity retention in battery warranties for some of the best-selling EVs in the U.S. market today, which require that cells retain 70% of the rated capacity at 150,000 miles.
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

Our Competitive Strengths

Only lithium-metal battery technology showing capability to meet automotive requirements for power, cycle life, and temperature range to our knowledge. We have built and tested single- and multi-layer solid-state cells, and have demonstrated that our technology shows the capability to meet automotive requirements for power, cycle life, and temperature range. In 2018, Volkswagen announced it had successfully tested certain of our single-layer, laboratory battery cells at automotive rates of power. Subsequently, Volkswagen has tested certain subsequent generations of laboratory cells, including multi-layer laboratory cells. As of December 31, 2022, we have customer sampling agreements with five other OEMs to collaborate with us in the testing and validation of our solid-state battery cells with the goal of providing such cells to the OEM for inclusion into pre-production prototype vehicles. These OEMs range from top ten manufacturers by global revenue to premium performance and luxury carmakers; additionally, they include both traditional and pure play EV companies.

Partnership with one of the world’s largest automotive OEMs. We are partnered with Volkswagen, one of the largest automakers in the world. Volkswagen has been a major investor since 2012 and has invested a total of more than $300 million in us. In addition, Volkswagen has committed additional capital to fund our 50-50 joint venture to enable an industrial-level production of our solid-state batteries for use in Volkswagen vehicles. As 50-50 partners in the joint venture with Volkswagen, we expect to share equally in the revenue and profit from the joint venture.

High barriers to entry and extensive patent and intellectual property portfolio. Since inception, we have generated more than 300 U.S. and foreign patents and patent applications – including broad fundamental patents around our core technology. Our proprietary solid-state separator uses the only material we know of that can cycle lithium at automotive current densities and room temperature without forming dendrites. We have a range of patents, including patents that cover:

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

Significant development focused on next-gen technology for automotive applications. We have spent over a decade and over $700 million developing our battery technology. Many of our technical team members have worked at large battery manufacturers and automotive OEMs. Through its experience, our team has significant technical know-how and is supported by extensive facilities and equipment, development infrastructure, and data analytics.

Designed for volume production. Our battery cells are designed to use earth-abundant materials and processes suitable for high volume production. Our manufacturing process for our proprietary separator uses equipment which are already used at scale in the battery or ceramics industries. While preparing for scale production, we have purchased or tested production-intent equipment from the world’s leading vendors. In particular, we expect to produce our proprietary separator using scalable continuous processing. Although our separator material is proprietary, the inputs are readily available and can be sourced from multiple suppliers across geographies.

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

Our Growth Strategy

Continue to develop our commercial battery technology and manufacturing capabilities. We will continue developing our battery technology with the goal of enabling commercial production subsequent to the automotive qualification process, which involves several major delivery milestones — A, B and C samples. We have demonstrated capabilities of our solid-state separator and battery technology in single-layer and multi-layer, solid-state cells in commercially relevant areas (ranging from 60x75mm to 70x85mm), and in 2022, shipped 24-layer A0 prototype battery cells to multiple automotive OEMs for testing. As we move from prototypes to commercial products, we may need to increase cell layer count and will need to continue improving the quality and consistency of materials and processes for high volume manufacturing, including increased precision through automation and process control, quality of material inputs, and particle reduction across our process flow. We will continue to work to further develop and validate the volume manufacturing processes to enable high volume manufacturing and minimize manufacturing costs. We will continue to work on increasing the yield of our separators to reduce scrappage and to increase utilization of manufacturing equipment. Commercialization via the production of initial C samples is first expected from QS-0, our pre-pilot production line in California, and with subsequent production expected from QS-1, a 1GWh pilot-production line, as part of our joint venture partnership with Volkswagen.

Meet Volkswagen battery demand. QS-1 is to be built and run by our 50-50 joint venture with Volkswagen and, together with the subsequent QS-1 Expansion, the full 21GWh target, would represent a small fraction of Volkswagen’s demand for batteries considering vehicle volumes under 2.6% of Volkswagen’s total production in 2022, assuming a 100KWh pack size. Our goal is to significantly expand the production capacity of the joint venture, in partnership with Volkswagen, to meet more of their projected demand.

Expand relationships with other automotive OEMs. While we expect Volkswagen will be the first to commercialize vehicles using our battery technology, we are, and over the next few years as we build QS-1, intend to continue, working closely with other automotive OEMs to make our solid-state battery cells widely available over time. Subject to the terms of the JV arrangements with Volkswagen, we are not prohibited from working in parallel with other automotive OEMs or other non-automotive companies to commercialize our technology. As of December 31, 2022, we have customer sampling agreements with five other OEMs, to collaborate in the testing and validation of our solid-state battery cells, with the goal of providing such cells to the OEMs for inclusion into pre-production prototype vehicles. These OEMs range from top ten manufacturers by global revenue to premium performance and luxury carmakers; additionally, they include both traditional and pure play EV companies.

Expand target markets. We are currently focused on automotive EV applications, which have the most stringent set of requirements for batteries. However, we recognize that our solid-state battery technology has applicability in other large and growing markets including stationary storage and consumer electronics such as smartphones and wearables. As of December 31, 2022, we have an agreement with Fluence Energy Inc. to evaluate our batteries for inclusion in their stationary energy storage applications, and have shipped single-layer pouch cells with zero externally applied pressure for customer testing within the consumer electronics sector.

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

•
Our cell design allows us to shorten the weeks-long aging process required for conventional lithium-ion cells, thus decreasing manufacturing cycle time and reducing working capital needs.

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

Relative to conventional lithium-ion cells, our technology eliminates the anode material cost (e.g., carbon/silicon host material, electrolyte in the anode) and reduces manufacturing costs (e.g., no anode related manufacturing costs, reduced formation costs). This enables savings in materials, capital equipment and manufacturing time, as illustrated in the graphic below.

Cathode Material
Solvent
Binder / Other
Mixing
Collector
Coating / Drying
Roll Pressing
Slitting / Notching
Drying
Anode Material
Solvent
Binder / Other
Mixing
Coating / Drying
Collector
Roll Pressing
Slitting / Notching
Drying
QS makes proprietary solid-state separator (other facility)
Separator
Stacking
Cell Container
Packing
Formation
Reduced
Testing
Cell

Partnerships

Volkswagen Collaboration

QuantumScape has had a strong collaborative relationship with Volkswagen since 2012. Our collaboration initially focused on the testing and evaluation of QuantumScape’s battery technology. Volkswagen engineers worked closely with our engineering team and oversaw the progress on our technology development efforts and battery testing. Volkswagen has made several rounds of equity investments in QuantumScape, and senior executives of Volkswagen joined our board of directors (the “Board”). During the early part of this collaboration we worked closely with members of Volkswagen’s global research and development team, and now the QuantumScape team works closely with Volkswagen's Center of Excellence for Battery Center, which is tasked with commercializing battery technologies within Volkswagen. Frank Blome, the CEO of PowerCo. SE, Volkswagen’s battery company, and former Head of Volkswagen’s Center of Excellence for Battery Center, and Jens Wiese, the Head of Volkswagen Group M&A, Investment Advisory, and Partnerships, are members of the Board.

Joint Venture Relationship

In June 2018, we formed QSV Operations LLC (“QSV”), a 50-50 joint venture entity with Volkswagen focused on cell manufacturing, to facilitate the commercialization of our solid-state battery technology. In 2018, the parties collectively made an initial equity investment in the joint venture of approximately $3 million. Upon the occurrence of certain development milestones and subject to the entry by QuantumScape, Volkswagen and QSV into certain related agreements, QuantumScape and Volkswagen have agreed to commit additional capital on a 50-50 basis to QSV to fund the buildout of QS-1 and QS-1 Expansion. As 50-50 partners in the cell manufacturing joint venture with Volkswagen, we expect to share equally in the revenue and profit from the joint venture, including from QS-1 and QS-1 Expansion. Under the joint venture agreements, QSV will purchase solid state separators from QuantumScape.

The joint venture agreements were amended in 2020 in connection with a further $200 million investment by Volkswagen in QuantumScape. In connection with this equity investment, Volkswagen has the right to designate two members to our Board, who are currently Mr. Blome and Mr. Wiese.

The joint venture agreements provide for the commercialization of our solid-state battery cells to occur in two phases. The first phase is the construction of QS-1 with an annual capacity of 1GWh. QSV will begin construction of QS-1 when certain delivery and validation milestones are met for our solid-state battery cells. The second phase is QS-1 Expansion.

We believe the joint venture structure will enable Volkswagen to benefit from early access to our solid-state battery cells, but also protect our intellectual property. For example, intellectual property for certain key battery technology will continue to be owned by us and will be provided to the joint venture through a limited license for purposes of QS-1. The parties will agree on the license terms for a high-volume manufacturing facility for this battery technology. The joint venture terminates upon the earliest to occur of (i) Volkswagen exercising specified put rights in the event of, amongst others, (a) a change of control of QuantumScape, or (b) the failure by us to meet specified development milestones within certain timeframes, (ii) QuantumScape or Volkswagen exercising specified call or put rights in the event of, amongst others, if the parties cannot agree to commercial terms for QS-1 or QS-1 Expansion within certain timeframes, (iii) a certain date after commencement of production of a Volkswagen series production vehicle using our battery cells (or an alternative end date if no such production was commenced after certain technical milestones with respect to our battery cell technology were reached) and (iv) December 31, 2028.

The commercialization timeline originally contemplated in 2018 by the joint venture agreements, and by subsequent amendments, has changed, and as of the time of our filing of this annual report on Form 10-K, certain milestones contemplated by the joint venture agreements were not met. As a result, Volkswagen now has the right to exercise its put rights. If Volkswagen exercises such rights, the joint venture with Volkswagen and Volkswagen’s commitments to purchase output capacity from the joint venture would terminate, and we would be obligated to purchase Volkswagen’s interest in the joint venture for its book value. As of December 31, 2022, the book value of this interest was approximately $1.7 million and is recorded as a redeemable non-controlling interest in our Consolidated Balance Sheets. To the extent that we and Volkswagen allocate additional money to the joint venture in the future, the cost to us of a decision by Volkswagen to exercise its put rights would increase. To date, Volkswagen has not informed us of any intention to exercise their put rights. There can be no assurance that Volkswagen will not decide to exercise these or any other put rights that it may have in the future with respect to its interest in the joint venture.

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

Research and Development

We conduct research and development at our headquarters facility in San Jose, California. Research and development activities concentrate on making further improvements to our battery technology. Following the shipment of 24-layer A0 prototype battery cells, we plan to focus our research and development on subsequent generations of prototype samples incorporating advances in cell functionality, process and reliability. We are working to improve the maturity of our production processes and to bring online and scale up our pre-production QS-0 line.

Our research and development currently includes programs for the following areas:

•
Continued improvement of our prototype cells’ energy density. We believe our battery technology may provide significant improvements in energy density compared to today’s conventional lithium-ion batteries. We are working to address this opportunity in several ways, including increasing the cathode capacity loading and packaging efficiency of our cells. To increase cathode capacity loading, we need to address several technical challenges, including coating thicker cathode electrodes while maintaining quality, calendaring the cathodes to the necessary thickness, optimizing cathode microstructure, and ensuring good catholyte interface with active material while still meeting our targeted charge and discharge power. To enhance packaging efficiency, we are working to improve the ratio of active materials of the battery to its inactive materials by, among other things, tightening tolerances between the individual cell components, reducing the thickness of elements of the cell stack, and minimizing or eliminating inactive materials or spaces inside the cell package — all without adversely impacting performance of the cells.

•
Continued improvement in quality, consistency and reliability. We are working to improve the quality and uniformity of our cells, including our solid-state separators, to further improve, among other things, the cycling behavior, power, operating conditions, and reliability of our cells. For certain of our processes, we use methods of continuous processing found at scale in both the battery and ceramic industries and are working on continuous improvement of this process, including better quality, consistency, and higher throughput through automation and process control, quality of material inputs, and particle reduction across our process. We are also exploring new methods not typically used in ceramics that offer significant potential cost savings. Regarding consistency, tightening the variability of separator quality we believe results in better yield. We plan to implement process improvements and controls necessary to manufacture higher quality, more consistent materials; we believe these activities will ultimately lead to higher reliability.
•
Continued improvement in throughput. Increasing the volume of separator production results in the increased quantities required for prototypes with higher layer counts and delivery of more test cells to prospective customers. We continue to invest and deploy resources to automate our manufacturing process, including purchasing larger-scale manufacturing equipment, that we expect will substantially improve our manufacturing processes and, as a result, increase throughput required for product qualification and to achieve the cost, performance and volume levels required for commercial shipments.
•
Multi-layering. We have demonstrated capabilities of our solid-state separator and battery technology in single-layer and multi-layer solid-state cells in commercially relevant areas (ranging from approximately 60x75mm to 70x85mm), and in 2022, shipped 24-layer A0 prototype battery cells to multiple automotive OEMs for testing. In order to advance the maturity of our prototype cells and produce commercially-viable solid-state battery cells, we must produce battery cells with dozens of layers and may have to increase cell layer count; the exact number of layers will vary and depend upon specific customer preference, cell design considerations, and other factors. We will need to overcome production challenges to increase the layer count and implement the appropriate cell design for our solid-state battery cell.
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

Intellectual Property

The success of our business and technology leadership is supported by our proprietary battery technology. We rely upon a combination of patents, trademarks and trade secrets in the United States and other jurisdictions, as well as license agreements and other contractual protections, to establish, maintain and enforce rights in our proprietary technologies. In addition, we seek to protect our intellectual property through nondisclosure and invention assignment agreements with our employees and consultants and through non-disclosure agreements with business partners and other third parties. We regularly file applications for patents and have a significant number of patents in the United States and other countries where we expect to do business. Our patent portfolio is deepest in the area of solid-state separators with additional areas of strength in anodes, next-generation cathode materials, and cell, module, and pack design specific to lithium-metal batteries. Our trade secrets primarily cover manufacturing methods.

As of December 31, 2022, we owned or licensed, on an exclusive basis, 101 issued U.S. patents and 61 pending or allowed U.S. patent applications, and 165 granted foreign patents and patent applications. We have 2 registered U.S. trademarks and 5 pending U.S. trademark applications. Patents issued to us start expiring in 2033.

Competition

The EV market, and the battery segment in particular, is rapidly evolving and highly competitive. With the introduction of new technologies and the potential entry of new competitors into the market, we expect competition to increase in the future, which could harm our business, results of operations, or financial condition.

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

A number of development-stage companies such as SES, Solid Power and Enovix are also seeking to improve conventional lithium-ion batteries or to develop new technologies for solid-state and/or lithium-metal batteries. Potential new entrants are seeking to develop new technologies for cathodes, anodes, electrolytes and additives. Some of these companies have established relationships with automotive OEMs and are in varying stages of development.

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

Employees and Human Capital

We pride ourselves on the quality of our world-class team and seek to hire only employees dedicated to our strategic mission. Many of our employees have significant experience working with large battery manufacturers and automotive OEMS. As of December 31, 2022, we employed approximately 850 employees, based primarily in our headquarters in San Jose, California. Many of our employees in our research and development and related functions hold engineering and scientific degrees, including many from the world’s top universities.

Diversity, Equity and Inclusion

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

Attraction and Retention

We are committed to maintaining equitable compensation programs including equity participation. We offer market-competitive salaries and strong equity compensation aimed at attracting and retaining team members capable of making exceptional contributions to our success. Our full-time regular employees hold equity in our company and are generally eligible for the employee stock purchase plan. Our compensation decisions are guided by the external market, role criticality, and the contributions of each team member. Our new job leveling framework and associated pay ranges allow us to maintain pay equity while offering the attractive and effective compensation needed as we grow and compete for talent.

Health and Safety

The health and safety of our employees is mission critical. We place heavy emphasis on a proactive safety culture and maintain a supportive organization that encourages personal health for our employees. Our Environmental, Health and Safety (EHS) department leads the programs that address workplace health and safety concerns through engineering controls, policies, procedures, training, monitoring and audits.

To date, we have not experienced any work stoppages and we consider our relationship with our employees to be good. None of our employees are either represented by a labor union or are subject to a collective bargaining agreement.

Available Information

Our investor relations website is located at https://ir.quantumscape.com, our Twitter account is @QuantumScapeCo, our investor relations Twitter account is @QuantumScapeIR, our Chief Executive Officer’s Twitter account is @startupjag, our Chief Technology Officer’s Twitter account @ironmantimholme, our Chief Marketing Officer’s Twitter account is @HussainAsim, and our corporate LinkedIn account is located at https://www.linkedin.com/company/quantumscape/posts/. We use our investor relations website, aforementioned Twitter accounts and LinkedIn account to post important information for investors, including news releases, analyst presentations, and supplemental financial information, and as a means of disclosing material non-public information and for complying with our disclosure obligations under Regulation FD. Accordingly, investors should monitor our investor relations website, aforementioned Twitter accounts, and LinkedIn account in addition to following press releases, filings with the Securities and Exchange Commission (the “SEC”) and public conference calls and webcasts. We also make available, free of charge, on our investor relations website under “SEC Filings,” our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to these reports as soon as reasonably practicable after electronically filing or furnishing those reports to the SEC.

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

•
We face significant challenges in our attempt to develop a solid-state battery cell and produce it at high volumes with acceptable performance, quality, consistency, reliability, throughput and cost. The pace of development in materials science is often not predictable, and we may encounter delays and cost overruns related to planning, permitting, construction, supply chain disruptions, equipment installation, utilities infrastructure installation and operations start-up of our manufacturing facilities. Delays or failures in accomplishing these and other development objectives, including delays in delivering battery cell samples to our customers, may delay or prevent successful commercialization of our products.
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
•
We rely heavily on our intellectual property portfolio. If we are unable to protect or assert our intellectual property, our business and competitive position would be harmed.
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
•
Global climate change, an increase in related legal and regulatory requirements and an increased related emphasis on ESG matters by various stakeholders could negatively affect our business.

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

Risks Related to Our Technology Development and Scale-Up

We face significant challenges in our attempt to develop a solid-state battery cell and produce it at high volumes with acceptable performance, quality, consistency, reliability, throughput, and costs. The pace of development in materials science is often not predictable and we may encounter delays and cost overruns related to planning, permitting, construction, equipment installation, utilities infrastructure installation and operations start-up of our manufacturing facilities. Delays or failures in accomplishing these and other development objectives may delay or prevent successful commercialization of our products.

Developing lithium-metal solid-state batteries that meet the requirements for wide adoption by automotive OEMs is a difficult undertaking and, as far as we are aware, has never been done before. We are still in the development stage and face significant challenges in completing the development of our multi-layer battery cells and in producing battery cells in commercial volumes. Some of the development challenges that could prevent the introduction of our solid-state battery cell include difficulties with increasing the quality, consistency, reliability and throughput of our separators and cells, increasing the size and layer count of our multi-layer cells, increasing manufacturing to produce the volume of cells needed for our technology development and customer applications, installing, bringing up and optimizing higher volume manufacturing equipment, packaging design and engineering to ensure adequate cycle life, pressure management, cost reduction, completion of the rigorous and challenging specifications required by our automotive partners, including but not limited to, calendar life, mechanical, safety, and abuse testing and development of the final manufacturing processes.

Our solid-state separators are in the development stage. These separators have never been used before for battery applications (or to our knowledge, for any other applications) and there are significant quality, consistency, reliability and throughput, cost and manufacturing process challenges to be solved in order for the separators to be produced and used commercially. We are likely to encounter engineering challenges as we increase the lateral dimensions, reduce the thickness and increase the production volume of our solid-state separators. If we are not able to overcome these barriers in developing and producing solid-state separators at commercial volumes, our business could fail.

To achieve target energy density, we need to assemble multiple cell layers, enclose them within a single battery package, improve the cathode capacity loading, and address related technical challenges. Depending upon our customer’s requirements, our battery cell may require dozens of layers within each battery package. We have tested single-layer and multi-layer cells in commercially relevant areas that measure approximately 60x75mm to 70x85mm, and shipped our first 24-layer A0 prototype battery cells in 2022; we may need additional layers for subsequent generations of our prototype battery cells – depending upon customer preference, cell design considerations, and other factors – and to produce these cells at improved yields without compromising performance, and while solving related packaging and reliability challenges in a way that is scalable and low-cost. There are significant engineering and mechanical challenges that we must overcome to advance the development of our battery cells. In addition, we will need to acquire certain equipment that we currently do not possess and develop the manufacturing process necessary to make these multi-layer battery cells in high volume. If we are not able to overcome these developmental hurdles in building our multi-layer cells, our business is likely to fail.

We are evaluating multiple cathode material compositions for inclusion in our solid-state battery cells and have not yet finalized the cathode composition or formulation, or the design of related cell assembly components. We also have not validated that the current cell design meets all automotive requirements. We have not yet validated a manufacturing process or acquired the equipment necessary to produce high volumes of our cathode electrode or related cell assembly components that meet all commercial requirements. If we are not able to overcome these developmental and manufacturing hurdles our business likely will fail.

Even if we complete development and achieve volume production of our solid-state battery, if the cost, performance characteristics or other specifications of the battery fall short of our targets or our customer requirements, our sales, product pricing and margins would likely be adversely affected.

In addition, we must advance our manufacturing processes to include more automation, such as automated film handling and stacking, and to use higher volume equipment and processes, such as moving to larger continuous flow equipment. We must also continue process development and innovation efforts towards substantially shortening cycle time, improving process control, and reducing consumables (including energy usage), towards the target end goal of increasing the quality, consistency, reliability and throughput of our solid-state separators and battery cells. We may encounter delays or unexpected challenges in the delivery, installation and operation of the new equipment. Examples include global supply chain issues that impact our equipment suppliers, supplier non-performance, equipment damage in transit, and COVID-19-related delays. These challenges may be exacerbated in situations where we source certain of our materials and equipment exclusively from one or a few suppliers. Further, we must build QS-0 to provide a sufficient quantity of solid-state separators and cells for internal development, customer sampling (including pre A-sample, A-sample, B-sample, and C-sample cells), and initial commercial production. We could encounter significant delays and cost overruns related to planning, permitting, construction, equipment installation and qualification, utilities infrastructure installation, and operations start-up of our manufacturing facilities, including those containing our QS-0 line. For example, we have experienced short-term power outages at our San Jose facilities that have been resolved but similar disruptions may occur in the future; delays associated with material shortage and backups at key shipping ports could impact the capacity at which we can run the facility; and certain of our construction contractors have previously reported delays due to labor strikes of their employees that have been resolved for now but may reoccur in the future. We must substantially improve our manufacturing processes to increase yield and throughput to achieve the cost, performance and volume levels required for commercial shipments. In addition, our multi-layer battery cells must simultaneously satisfy all of the commercial and safety requirements of our customers.

Any delay in the development or manufacturing scale-up of our solid-state battery cells would negatively impact our business as it will delay time to revenue and negatively impact our customer relationships. Additionally, we may encounter delays in obtaining the necessary regulatory approvals or launching our solid-state battery on the market, including delays in entering into agreements for the supply of component parts and manufacturing equipment and supplies. Delays in the launching of our product would materially damage our business, prospects, financial condition, operating results and brand.

We may not be able to establish supply relationships for necessary materials, components or equipment or may be required to pay more than anticipated for components or equipment, which could delay the introduction of our product and negatively impact our business.

We rely on third-party suppliers for components and equipment necessary to develop and manufacture our solid-state batteries, including key supplies, such as our cathode material and manufacturing equipment for both our separator and solid-state battery cells. We are collaborating with key suppliers but have not yet entered into agreements for the supply of production quantities for many of these materials. To the extent that we are unable to enter into commercial agreements with these suppliers on beneficial terms, or these suppliers experience difficulties or delays ramping up their supply of materials to meet our requirements, the introduction of our battery will be delayed. For example, we have previously experienced minor disruptions to the supply of process gas due to the shortage of truck drivers related to the COVID-19 pandemic and have also experienced disruption to the supply of petroleum-derived products as a result of certain weather and geopolitical events. The war in Ukraine and resulting sanctions against Russia by certain countries has also led to an increase in the price of petroleum and petroleum-derived products, which in turn could adversely affect the cost of manufacturing, input material pricing and logistics costs.

We expect to incur significant costs related to procuring materials required to manufacture and assemble our batteries. We expect to use various materials in our batteries that will require us to negotiate purchase agreements and delivery lead-times on advantageous terms. We may not be able to control fluctuation in the prices for these materials or negotiate agreements with suppliers on terms that are beneficial to us. Our business depends on the continued supply of certain proprietary materials for our products. We are exposed to multiple risks relating to the availability and pricing of such materials and components, including reliance upon our vendors to construct and produce equipment to increase volumes, which may lead to delays or the requirement that we make additional upfront payments. Substantial increases in the prices for our raw materials or components, which may be expected, particularly if inflation rates continue at the high levels seen in 2022, would increase our operating costs and negatively impact our prospects. For example, our shipping costs have increased as suppliers have applied fuel surcharges. Costs for certain key raw materials and components have also increased due to fluctuations in global commodity prices. Our suppliers' increasing labor costs have also contributed to rising prices. Given that we have yet to generate any revenue from our business operations, we are also limited in our ability to pass on the cost of any such increases to our customers.

In addition, the cost of mass-producing battery cells, depends in part upon the prices and availability of raw materials such as lithium, nickel, cobalt and/or other metals. The prices for these materials fluctuate and their available supply may be unstable, depending on market conditions and global demand for these materials. Demand for lithium has increased dramatically in recent years, and is expected to continue to increase, due to the ongoing rapid increase in lithium batteries in portable electronics and the growing EV and energy storage markets. Furthermore, significant deposits of certain of our raw materials, such as lithium, are available in countries that may be subject to political, economic and social instability or where there is an ongoing risk of tariffs or other prohibitions being imposed by the United States or the European Union on the import of such materials from such countries. There can be no assurance that suppliers of these raw materials may be able to meet our volume needs at reasonable prices, particularly as we ramp up our commercial operations.

Any disruption in the supply of components, equipment or materials could temporarily disrupt research and development activities or production of our batteries until an alternative supplier is able to supply the required material. Changes in business conditions, unforeseen circumstances, governmental changes, disruptions caused by power outages, climate change and other natural disasters, and other factors beyond our control or which we do not presently anticipate, could also affect our suppliers’ ability to deliver components or equipment to us on a timely basis. Any of the foregoing could materially and adversely affect our results of operations, financial condition and prospects.

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

In addition, as the war in Ukraine continues or possibly escalates, this may lead to further disruption, instability and volatility in global markets and industries that could negatively impact our operations and our supply chain. The U.S. government and other governments have already imposed severe sanctions and export controls against Russia and Russian interests and may yet impose additional sanctions and controls. The impact of these measures, as well as potential responses to them by Russia, is currently unknown and they could adversely affect the global economy, our business, supply chain, partners or customers. Outbreaks of coronavirus cases in China during 2022 and the resultant lockdowns in some cities, including Shenzhen and Shanghai, has also adversely affected supply chains and may impact our ability to access materials timely in the event such supply chain disruptions continue or are not fully resolved. In addition, current U.S. restrictions on trade with China have impacted our ability to source certain production equipment. Should there be economic disruption resulting from the dynamics of geopolitical relations between the U.S. and China, there may be volatility of prices and lead times of equipment and materials sourced from or with a supply chain passing through China.

We may be unable to adequately control the costs associated with our operations and the components necessary to build our solid-state battery cells, and, if we are unable to control these costs and achieve cost advantages in our production of our solid-state battery cells at scale, our business will be adversely affected.

We require significant capital to develop and grow our business and expect to incur significant expenses, including those relating to research and development, raw material procurement, leases, sales and distribution as we build our brand and market our batteries, and general and administrative costs as we scale our operations. For example, there has been volatility in prices and availability of raw material such as cobalt, nickel, and lithium and such material may face industry-wide shortages. Our ability to become profitable in the future will not only depend on our ability to successfully market our solid-state batteries and services, but also to control our costs and achieve our target cost projections, including our projected cost advantage when compared to the costs of building traditional lithium-ion batteries at scale or the costs of building solid-state batteries by other market players. If we are unable to cost efficiently design, manufacture, market, sell and distribute our solid-state batteries and services, our margins, profitability and prospects would be materially and adversely affected. We have not yet produced any solid-state battery cells at commercial capacity or in volume and our forecasted cost advantage for the production of these cells at scale, compared to conventional lithium-ion cells, will require us to achieve rates of throughput, use of electricity and consumables, yield, and levels of automation that we have not yet achieved. If we are unable to achieve these targeted rates, our business will be adversely impacted.

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

To achieve our commercialization goals, we will require large-scale machinery. Such machinery is likely to suffer unexpected malfunctions from time to time and may require repairs and spare parts to resume operations, which may not be available when needed, particularly if global supply chain disruptions continue or are not fully resolved. Unexpected malfunctions of our production equipment may significantly affect the intended operational efficiency. In addition, because this equipment has not been used to build our solid-state battery cells before, the operational performance and costs associated with this equipment can be difficult to predict and may be influenced by factors outside of our control, such as, but not limited to, failures by suppliers to deliver necessary components of our products in a timely manner and at prices and volumes acceptable to us, environmental hazards and remediation, difficulty or delays in obtaining governmental permits, damages or defects in systems, industrial accidents, fires, seismic activity and other natural disasters.

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

The strong relationship that we have developed with Volkswagen and rights under the joint venture agreements may deter other automotive OEMs from working closely with us. If we are not able to expand our other customer relationships, or if we become too dependent on Volkswagen for our revenue, our business could be harmed.

Volkswagen may have economic, business or legal interests or goals that are inconsistent with our goals. Any significant disagreements with Volkswagen may impede our ability to maximize the benefits of our partnerships and slow the commercialization of our solid-state battery. Our joint venture arrangements may require us, among other things, to pay certain costs or to make certain capital investments or to seek Volkswagen’s consent to take certain actions. In addition, if Volkswagen is unable or unwilling to meet its economic or other obligations under the joint venture arrangements, we may be required to either fulfill those obligations alone to ensure the ongoing success of the joint venture or to dissolve and liquidate the joint venture. These factors could result in a material adverse effect on our business and financial results. In 2022, Volkswagen announced the formation of PowerCo. SE, a company intended to consolidate its activities along the value chain for batteries – from processing raw materials to developing a unified Volkswagen battery to managing the European gigafactories. We cannot predict the extent to which PowerCo’s activities may pose a competitive risk to, or otherwise be in conflict with, our business.

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

We may not succeed in attracting customers during the development stage or for high volume commercial production. For example, we may be unsuccessful at attracting additional customers for QS-0, in which case we may have excess capacity. In addition, if we are unable to attract new customers in need of high-volume commercial production of our products, whether due to inadequate product-market fit or for other reasons, our business may suffer.

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

If the Put or Call Rights under our joint venture agreements with Volkswagen are exercised, the joint venture and Volkswagen’s purchase commitment will be terminated and our business could be harmed.

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

The commercialization timeline originally contemplated in 2018 by the joint venture agreements, and by subsequent amendments, has changed, and as of the time of our filing of this annual report on Form 10-K, certain milestones contemplated by the joint venture agreements were not met. As a result, Volkswagen now has the right to exercise its put rights. If Volkswagen exercises such rights, the joint venture with Volkswagen and Volkswagen’s commitments to purchase output capacity from the joint venture would terminate, and we would be obligated to purchase Volkswagen’s interest in the joint venture for its book value. As of December 31, 2022, the book value of this interest was approximately $1.7 million and is recorded as a redeemable non-controlling interest in our Consolidated Balance Sheets. To the extent that we and Volkswagen allocate additional money to the joint venture in the future, the cost to us of a decision by Volkswagen to exercise its put rights would increase. There can be no assurance that Volkswagen will not decide to exercise these or any other put rights that it may have in the future with respect to its interest in the joint venture.

In the event that Volkswagen exercises its put rights and the joint venture and Volkswagen’s purchase commitment are terminated, our ability to ramp up our production capabilities, our reputation, investors’ perception of us, and the price of our Class A Common Stock could be adversely impacted, and our business could be harmed.

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

As of December 31, 2022, our executive officers, directors and their affiliates as a group and each of our stockholders who own 5% or more of our outstanding Class A Common Stock or our Class B Common Stock, in the aggregate, beneficially own approximately 28.1% of our Class A Common Stock and 95.7% of our Class B Common Stock outstanding, representing approximately 74.4% of the vote. As a result, these stockholders, including Volkswagen, will be able to exercise a significant level of control over all matters requiring stockholder approval, including the election of directors, any amendment of our Amended and Restated Certificate of Incorporation (the “Certificate of Incorporation”) and approval of significant corporate transactions. In addition, Volkswagen holds the right to designate two directors to our Board. This control could have the effect of delaying or preventing a change of control or changes in our management and will make the approval of certain transactions difficult or impossible without the support of these stockholders and of their votes.

Our Intellectual Property Risks

We rely heavily on our intellectual property portfolio. If we are unable to protect or assert our intellectual property, our business and competitive position would be harmed.

We may not be able to prevent unauthorized use of our intellectual property, which could harm our business and competitive position. We rely upon a combination of the intellectual property protections afforded by patents, trademarks and trade secrets in the United States and other jurisdictions, as well as license agreements and other contractual protections, to establish, maintain and enforce rights in our proprietary technologies. In addition, we seek to protect our intellectual property through nondisclosure and invention assignment agreements with our employees and consultants, and through non-disclosure agreements with business partners and other third parties. Despite our efforts to protect our proprietary rights, third parties, including our business partners, may attempt to copy or otherwise obtain, use or practice our intellectual property without our consent. Monitoring unauthorized use of our intellectual property is difficult and costly, and the steps we have taken or will take to prevent misappropriation may not be sufficient. Any enforcement efforts we undertake, including litigation, could be time-consuming and expensive and could divert management’s attention, which could harm our business, results of operations and financial condition. In addition, existing intellectual property laws and contractual remedies may afford less protection than needed to safeguard our intellectual property portfolio.

Patent, trademark and trade secret laws vary significantly throughout the world. A number of foreign countries do not protect intellectual property to the same extent as do the laws of the United States. Government actions may also undermine our intellectual property. For example, a decree was adopted by the Russian government in March 2022, allowing Russian companies and individuals to exploit inventions owned by patentees from the United States without consent or compensation. Therefore, our intellectual property may not be as strong or as easily enforced outside of the United States and efforts to protect against the unauthorized use of our intellectual property, technology and other proprietary rights may be more expensive and difficult outside of the United States. Failure to adequately protect our intellectual property could result in our competitors using our intellectual property to offer products, potentially resulting in the loss of some of our competitive advantage and a decrease in our revenue which would adversely affect our business, prospects, financial condition and operating results.

We may need to defend ourselves against intellectual property infringement claims, which may be time-consuming and could cause us to incur substantial costs.

Companies, organizations or individuals, including our current and future competitors, may hold or obtain patents, trademarks or other proprietary rights that would prevent, limit or interfere with our ability to make, use, develop or sell our products, which could make it more difficult for us to operate our business. From time to time, we may receive requests from third parties inquiring whether we are infringing their intellectual property and/or seek court declarations that they do not infringe upon our intellectual property. Companies holding patents or other intellectual property relating to batteries, ceramics, electric motors or electronic power management systems may bring suits alleging infringement of such rights or otherwise asserting their rights and seeking licenses. In addition, if we are determined to have infringed upon a third party’s intellectual property, we may be required to do one or more of the following:

•
cease selling, incorporating or using products or methods that incorporate or otherwise infringe or misappropriate the challenged intellectual property;
•
pay substantial damages;
•
obtain a license from the holder of the infringed intellectual property, which license may not be available on reasonable terms or at all; or
•
redesign our batteries.

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

We also license patents and other intellectual property and technology from third parties, and we may face claims that our use of this intellectual property infringes the rights of others. In such cases, we may seek indemnification from our licensors under our license contracts with them. However, our rights to indemnification may be unavailable or insufficient to cover our costs and losses, depending on our use of the technology, whether we choose to retain control over conduct of the litigation, and other factors.

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

Even if our patent applications succeed and we are issued patents in accordance with them, these patents may still be contested, circumvented, invalidated or limited in scope in the future. The rights granted under any issued patents may not provide us with meaningful protection or competitive advantages, and some foreign countries provide significantly less effective patent enforcement than in the United States. In addition, the claims under any patents that issue from our patent applications may not be broad enough to prevent others from developing technologies that are similar or that achieve results similar to ours. The intellectual property of others could also bar us from licensing and exploiting any patents that issue from our pending applications. In addition, patents issued to us may be infringed upon or designed around by others and others may obtain patents that we need to license or design around, either of which would increase costs and may adversely affect our business, prospects, financial condition and operating results.

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

Many automotive OEMs and a number of battery technology companies are researching and investing in solid-state battery efforts and, in some cases, in battery development and production. There are a number of companies seeking to develop alternative approaches to solid-state battery technology, including lithium-metal batteries. In 2022, Volkswagen announced the formation of PowerCo. SE, a company intended to consolidate its activities along the value chain for batteries – from processing raw materials to developing a unified Volkswagen battery to managing the European gigafactories. We expect competition in battery technology and EVs to intensify due to increased demand for these vehicles and a regulatory push for EVs, continuing globalization, and consolidation in the worldwide automotive industry. Developments in alternative technologies or improvements in battery technologies made by competitors may materially adversely affect the sales, pricing and gross margins of our batteries. If a competing technology is developed that has superior operational or price performance, our business will be harmed. Similarly, if we fail to accurately predict and ensure that our battery technology can address customers’ changing needs or emerging technological trends, or if our customers fail to achieve the benefits expected from our solid-state batteries, our business will be harmed.

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

We incurred a loss from operations of approximately $420.6 million, a net loss of approximately $411.9 million for the year ended December 31, 2022, respectively, and an accumulated deficit of approximately $2.4 billion from our inception in 2010 through the year ended December 31, 2022. We believe that we will continue to incur operating losses each quarter until at least the time we begin significant production of our lithium-metal solid-state batteries, and such production is not expected to occur in the near future.

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

We may be negatively impacted by epidemics, pandemics, and other outbreaks.

We face various risks related to epidemics, pandemics, and other outbreaks. For example, the COVID-19 pandemic resulted in changes in consumer and business behavior, a severe market downturn, and restrictions on business and individual activities, as well as in significant volatility in the global economy and reduced economic activity. The spread of COVID-19 also impacted our potential customers and our suppliers by disrupting the manufacturing, delivery and overall supply chain of battery, EV and equipment manufacturers and suppliers and led to a global decrease in battery and EV sales in markets around the world. Specifically, we experienced minor disruptions to the supply of process gas due to the shortage of truck drivers related to the COVID-19 pandemic. In response to the pandemic, government authorities initially implemented numerous measures to try to contain the virus, such as travel bans and restrictions, quarantines, stay-at-home or shelter-in-place orders, and business shutdowns, and later vacillated between the easing of restrictive measures and reinstating such measures or threatening to do so based on the severity of the pandemic. Employees at our headquarters located in San Jose, California were subject to a stay-at-home order from the state and local governments. These measures limited operations in our San Jose headquarters and adversely impacted our employees, research and development activities and operations (especially since various aspects of our business cannot be conducted remotely, including many aspects of the development and manufacturing of our solid-state material and our battery cells) and the operations of our suppliers, vendors and business partners.

In the event of a further epidemic, pandemic or other outbreak, including a resurgence of COVID-19 or a related strain of such virus, we may face similar adverse effects as experienced during the COVID-19 pandemic. For example, we may be required to take a variety of measures as may be required by government authorities or that we determine are in the best interests of our employees, suppliers, vendors and business partners, and any such measures may adversely affect our future manufacturing plans, supply chain sales and marketing activities, business and results of operations.

The extent to which any such epidemic, pandemic or other outbreak would impact our business, prospects and results of operations will depend on future developments, which are highly uncertain and cannot be predicted, including the duration and spread of any such epidemic, pandemic or other outbreak, the actions to contain the outbreak or treat its impact, including the development, distribution and administration of effective vaccines, a waning immunity among persons already vaccinated, an increase in fatigue or skepticism with respect to initial or booster vaccinations, the severity of breakthrough cases and variants, including potentially vaccine-resistant variants, and how quickly and to what extent normal economic and operating activities can resume. Even after any such epidemic, pandemic or other outbreak has subsided, we may continue to experience an adverse impact to our business as a result of the global economic impact, including any recession that has occurred or may occur in the future, or due to changes in consumer behavior, for example an increase in remote work leading to a decrease in demand for automobiles.

Global climate change, an increase in related legal and regulatory requirements and an increased related emphasis on ESG matters by various stakeholders could negatively affect our business.

Increased public awareness and concern over climate change may result in new or increased legal and regulatory requirements to reduce or mitigate the effects of climate change on the environment. Increased costs of energy or compliance with emissions standards due to increased legal or regulatory requirements may cause disruptions in or increased costs associated with our development and manufacturing operations. Any failure to achieve our goals with respect to reducing our impact on the environment or a perception (whether or not valid) of our failure to act responsibly with respect to the environment or to effectively respond to new, or changes in, legal or regulatory requirements concerning climate change or other sustainability concerns could adversely affect our business and reputation.

From time to time, we may be involved in litigation, regulatory actions or government investigations and inquiries, which could have an adverse impact on our profitability and consolidated financial position.

We may be involved in a variety of litigation, other claims, suits, regulatory actions or government investigations and inquiries and commercial or contractual disputes that, from time to time, are significant. See Note 7, Commitments and Contingencies, to the consolidated financial statements elsewhere in this Report for a description of pending litigation matters that we are involved in.

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

The research, development, and manufacturing of our batteries, supporting information systems (including internal systems such as research and development systems or external systems such as our website or third-parties’ systems), and data that we maintain may be subject to intentional or inadvertent disruption, security incidents, or violations of laws, regulations, or other obligations relating to data handling. Any such matters, or the perceptions that any of them have occurred, that could result in private claims, demands and litigation, regulatory investigations and other proceedings, and fines and other liabilities and adversely impact our reputation and future sales. We expect to face significant challenges with respect to information security and maintaining the security and integrity of our systems and other systems used in our business, as well as with respect to the data stored on or processed by these systems. Advances in technology, an increased level of sophistication, and an increased level of expertise of hackers, new discoveries in the field of cryptography or other factors can result in a compromise or breach of, or other security incident with respect to, the systems used in our business or of security measures used in our business to protect confidential information, personal information, and other data. Additionally, remote working further increases the security threats that we and our third-party service providers, suppliers, and customers face.

The availability and effectiveness of our batteries, and our ability to conduct our business and operations, depend on the continued operation of information technology and communications systems, some of which we have yet to develop or otherwise obtain the ability to use. Systems used in our business by us and our and our third-party service providers, suppliers, and customers, including data centers and other information technology systems, may be vulnerable to damage or interruption. Such systems could also be subject to break-ins, corporate sabotage or state-sponsored espionage, and intentional acts of vandalism, infection by ransomware, viruses, or other malware, as well as disruptions and security incidents as a result of non-technical issues, including intentional or inadvertent acts or omissions by employees, service providers, suppliers, customers or others, to among other things, properly implement our software and related security patches and updates. We use service providers to help provide certain services, and any such service providers face similar security and system disruption risks as us. Some of the systems used in our business are not and will not be fully redundant, and our disaster recovery planning cannot account for all eventualities. Any data security incidents or other disruptions to any data centers or other systems used in our business by us and our and our third-party service providers, suppliers, and customers could result in lengthy interruptions in our service and may adversely affect our business, prospects, financial condition and operating results.

Significant capital and other resources may be required in efforts to protect against information security breaches, security incidents, and system disruptions, or to alleviate problems caused by actual or suspected information security breaches and other data security incidents and system disruptions. The resources required may increase over time as the methods used by hackers and others engaged in online criminal activities and otherwise seeking to obtain unauthorized access to systems or data, and to disrupt systems, are increasingly sophisticated and constantly evolving. In addition, the risk of cyberattacks may be heightened in connection with the Russian invasion of Ukraine. Such cyberattacks could disrupt the economy more generally and could also impact our operations either directly or indirectly.

Security breaches and/or incidents can also remain undetected for an extended period, including situations in which hackers mine data over time or optimize the timing and potency of their cyberattacks or disruptions. Any failure or perceived failure by us or our service providers to prevent information security breaches or other security incidents or system disruptions, or to comply with privacy policies or any actual or asserted legal obligations relating to privacy or information security, or any compromise of security that results in or is perceived or reported to result in unauthorized access to, or loss, theft, alteration, release, transfer, unavailability, or other processing of, our information, or any personal information or other customer data or confidential information, that we or our service providers maintain or otherwise process, could cause our potential customers to lose trust in us, result in loss or theft of proprietary or sensitive data and intellectual property, could harm our reputation and competitive position and could expose us to legal claims, demands, and litigation, regulatory investigations and proceedings, and fines, penalties, and other liability. Any such actual or perceived security breach, security incident or disruption could also divert the efforts of our technical and management personnel and could require us to incur significant costs and operational consequences in connection with investigating, remediating, eliminating and putting in place additional equipment and devices designed to prevent actual or perceived security breaches and other incidents and system disruptions.

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

Our ability to manage our business and monitor results is highly dependent upon IT systems. A failure of these systems or our newly implemented ERP system, or our planned MES implementation could have a material adverse effect on our business.

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

The operation of our new ERP system, and the planned implementation of our MES system could negatively impact the effectiveness of business operations.

Our ERP system is critical to our ability to accurately maintain books and records, provide important information to our management and prepare our consolidated financial statements. Use of our ERP system requires new business and financial processes, and any such changes involve risks, including potential errors, processing inefficiencies and loss of data. If the transition to our ERP system is not successful, and the new system and new processes do not operate as intended, the effectiveness of our internal control over financial reporting could be adversely affected and our ability to assess it adequately could be further impacted. If difficulties in operating our ERP system or related processes result in a material weakness in our internal control over financial reporting, a failure to remediate the material weakness could also negatively impact our ability to prepare our future financial statements in conformity with U.S. GAAP. If we experience ongoing disruptions with such implementation and/or are unable to remediate any such material weakness, such events could have a material adverse effect on our reputation, competitive position, business, results of operations and financial condition.

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

Recent and potential tariffs imposed by the U.S. government or a global trade war could increase costs and inhibit future sales of our products, which could have a material adverse effect on our business, financial condition and results of operations.

The U.S. government has and continues to make significant changes in U.S. trade policy and has taken certain actions that could negatively impact U.S. trade, including imposing tariffs on certain imported goods and prohibiting certain imports into the United States. In retaliation, China has implemented, and continues to evaluate imposing additional tariffs on a wide range of American products. There is also a concern that the imposition of additional tariffs by the United States could result in the adoption of tariffs by other countries as well, leading to a global trade war. More specifically, the U.S. government has from time to time imposed significant tariffs on and prohibited imports of certain product categories imported from China. Such tariffs and prohibitions, if expanded to other categories, could have a significant impact on our business, particularly the importation of parts of our batteries and certain production equipment that is manufactured in, or with inputs from, China. If we attempt to renegotiate prices with suppliers or diversify our supply chain in response to tariffs, such efforts may not yield immediate results or may be ineffective. We might also consider increasing prices to the end consumer; however, this could reduce the competitiveness of our products and adversely affect net sales. If we fail to manage these dynamics successfully, gross margins and profitability could be adversely affected. As of the date of this report, tariffs have not had a material impact on our business, but increased tariffs or trade restrictions implemented by the United States or other countries in connection with a global trade war could have a material adverse effect on our business, financial condition and results of operations. We cannot predict what actions may ultimately be taken with respect to tariffs or trade relations between the United States and China or other countries, what products may be subject to such actions, or what actions may be taken by the other countries in retaliation. Any further deterioration in the relations between the United States and China could exacerbate these actions and other governmental intervention.

The U.S. or foreign governments may take additional administrative, legislative, or regulatory action that could materially interfere with our ability to sell products in certain countries. Sustained uncertainty about, or worsening of, current global economic conditions and further escalation of trade tensions between the United States and its trading partners, especially China, could result in a global economic slowdown and long-term changes to global trade, including retaliatory trade restrictions which may have an adverse effect on our business, financial condition and results of operations. Any alterations to our business strategy or operations made in order to adapt to or comply with any such changes would be time-consuming and expensive, and certain of our competitors may be better suited to withstand or react to these changes.

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

We are subject to numerous federal, state and local environmental laws and regulations governing, among other things, solid and hazardous waste storage, treatment and disposal, and remediation of releases of hazardous materials. There are significant capital, operating and other costs associated with compliance with these environmental laws and regulations. Environmental laws and regulations, including used battery recycling, recovery and reuse requirements, may become more stringent in the future, which could increase costs of compliance or require us to manufacture our products using alternative technologies and materials.

Federal, state and local authorities also regulate a variety of matters, including, but not limited to, health, safety and permitting in addition to the environmental matters discussed above. New legislation and regulations may require us to make material changes to our operations, resulting in significant increases to the cost of production.

Our manufacturing process will have hazards such as but not limited to hazardous materials, machines with moving parts, and high voltage and/or high current electrical systems typical of large manufacturing equipment and related safety incidents. There may be safety incidents that damage machinery or our products, slow or stop production, or harm employees. Consequences may include litigation, regulation, fines, increased insurance premiums, mandates to temporarily halt production, workers’ compensation claims, or other actions that impact our company brand, finances, or ability to operate.

Risks Related to Ownership of Our Common Stock and Our Certificate of Incorporation and Bylaws Provisions

Our Class A Common Stock has been and may in the future continue to be subject to extreme volatility.

The trading price of our Class A Common Stock has been and may in the future continue to be subject to extreme volatility. For example, from November 27, 2020, the date our Class A Common Stock began trading on the New York Stock Exchange (“NYSE”), through December 31, 2022, our Class A Common Stock has experienced an intra-day trading high of $132.73 per share and an intra-day trading low of $5.11 per share. At certain times during such period, the daily fluctuations in the trading price of our Class A Common Stock were substantially greater than 10%. We cannot predict the magnitude of future fluctuations in the trading price of our Class A Common Stock. The trading price of our Class A Common Stock may be affected by a number of factors, including events described in the risk factors set forth in this Report and in our other reports filed with the SEC from time to time, as well as our operating results, financial condition and other events or factors. Any of the factors listed below could have a material adverse effect on your investment in our securities. Factors affecting the trading price of our securities may include:

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

All stock-based awards are required to be recognized based on their estimated grant date fair values. The amount recognized could vary depending on a number of assumptions or changes that may occur. We have granted stock-based awards to our Chief Executive Officer and other members of our management team pursuant to the Extraordinary Performance Award Program (the “EPA Program”). EPA Program awards have a vesting schedule based on the attainment of both performance (e.g., business milestones) and market conditions (e.g., stock price target).

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

Shares of Class B Common Stock have 10 votes per share, while shares of Class A Common Stock have one vote per share. As of December 31, 2022, the holders of the Class B Common Stock (excluding the voting power of any shares of Class A Common Stock beneficially owned by such holders) control approximately 68.5% of the voting power of our capital stock and therefore collectively control matters submitted to our stockholders for approval, including the election of directors, amendments of our organizational documents and any merger, consolidation, sale of all or substantially all of our assets or other major corporate transactions. Even though these holders are not party to any agreement that requires them to vote together, they may have interests that differ from yours and may vote in a way with which you disagree, and which may be adverse to your interests. This concentrated control may have the effect of delaying, preventing or deterring a change in control of us, could deprive our stockholders of an opportunity to receive a premium for their capital stock as part of a sale of us, and might ultimately affect the market price of shares of our Class A Common Stock.

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

Our facilities or operations could be adversely affected by events outside of our control, such as natural disasters, wars, epidemics, pandemics, and other calamities. We cannot assure you that any backup systems will be adequate to protect us from the effects of fire, floods, typhoons, earthquakes, power loss, telecommunications failures, break-ins, war, riots, terrorist attacks or similar events. Any of the foregoing events may give rise to interruptions, breakdowns, system failures, technology platform failures or internet failures, which could cause the loss or corruption of data or malfunctions of software or hardware as well as adversely affect our ability to provide services.

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

As we expand the scale of our business activities, any changes in the U.S. or foreign taxation of such activities may increase our worldwide effective tax rate and harm our business, results of operations, and financial condition. For example, the current administration has proposed to increase the U.S. corporate income tax rate, increase U.S. taxation of international business operations, and impose a global minimum tax which has agreement from many countries and the Organisation for Economic Co-operation and Development. In addition, the Inflation Reduction Act of 2022 signed into law on August 16, 2022 (the “IRA”) includes numerous incentives and tax credits aimed at reducing the effects of climate change, such as the extension of electric vehicle charging infrastructure tax credits under Section 30C and tax credits for electric vehicles under Section 30D of the Internal Revenue Code of 1986 (the “Code”), the expansion of advanced manufacturing tax credits under Section 48C and enactment of advanced manufacturing production credits for eligible component production in the United States under Section 48X of the Code. Such tax credits may potentially benefit incumbents more than new entrants, and consequently have adverse competitive effects for new entrants. However, the full impact of the IRA cannot be known, and many of the IRA’s provisions are not self-executing and require further guidance from the IRS and Treasury Department, which we expect to be issued in the coming months and years. These incentives may also expire on a particular date, end when the allocated funding is exhausted, or be reduced or terminated as a matter of regulatory or legislative policy. Any other reduction in rebates, tax credits or other financial incentives could materially reduce the demand for EVs, which could adversely impact the battery demand for EVs, or materially reduce the amount of incentives available for the manufacture of our products and have an adverse impact on our business. The impact of future changes to U.S. and foreign tax law on our business is uncertain and could be adverse, and we will continue to monitor and assess the impact of any such changes.

Our ability to use our deferred tax assets to offset future taxable income is subject to certain limitations, which may have a material impact on our business, financial condition or results of operations.

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

There is also a risk that changes in law or regulatory changes, including suspensions on the use of net operating losses or tax credits, possibly with retroactive effect, may result in our existing net operating losses or tax credits expiring or otherwise being unavailable to offset future income tax liabilities.

Due to such limitations and changes in law, certain of our deferred tax assets may expire unutilized or underutilized, which could prevent us from offsetting future taxable income. We continue to assess the realizability of our deferred tax assets in the future. Future adjustments in our valuation allowance may be required, which may have a material impact on our quarterly and annual operating results.

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

Item 3. Legal Proceedings.

Information regarding legal proceedings is available in Note 7, Commitments and Contingencies, to the consolidated financial statements in this Report.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our Class A Common Stock is listed on NYSE under the symbol “QS”. Our Class B Common Stock is neither listed nor traded.

Holders

As of February 21, 2023, there were approximately 59 holders of record of our shares of Class A Common Stock and approximately 10 holders of record of our shares of Class B Common Stock. The actual number of stockholders of our common stock is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares of common stock are held in street name by banks, brokers and other nominees.

Dividends

We have never declared or paid cash dividends on our common stock. We currently do not anticipate declaring any cash dividends to holders of our common stock in the foreseeable future.

Recent Sales of Unregistered Equity Securities

None.

Issuer Purchases of Equity Securities

None.

Performance Graph

The following chart compares the changes in cumulative total return on our Class A Common Stock with the changes in cumulative total returns on the New York Stock Exchange Composite Index and the total returns on Russell 1000 Index for the period from November 27, 2020 (the first date our Class A Common Stock began trading on the NYSE) through December 31, 2022. The chart assumes $100 was invested in each of the Company's common stock, the New York Stock Exchange Composite Index and the Russell 1000 Index on November 27, 2020. The comparisons in this chart are required by the SEC and are not intended to forecast or be indicative of the possible future performance of our common stock.

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

The following discussion and analysis should be read in conjunction with our audited consolidated financial statements and the related notes appearing elsewhere in this Report. This discussion may contain forward-looking statements based upon current expectations that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth in the section titled “Risk Factors” as set forth in this Report. Unless the context otherwise requires, references in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” to “Legacy QuantumScape”, “the Company”, “we”, “us” and “our” refer to the business and operations of Legacy QuantumScape and its consolidated subsidiaries prior to the Business Combination and to QuantumScape Corporation and its consolidated subsidiaries, following the closing of the Business Combination.

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

We are a development stage company with no revenue to date, have incurred a net loss from operations of approximately $420.6 million for the year ended December 31, 2022, and an accumulated deficit of approximately $2.4 billion from our inception through December 31, 2022. We expect to incur significant expenses and continuing losses for the foreseeable future.

Key Trends, Opportunities and Uncertainties

We are a pre-revenue company. We believe that our performance and future success depend on several factors that present significant opportunities for us but also pose significant risks and challenges, including those discussed below and in the section titled “Risk Factors” appearing elsewhere in this Report.

Product Development

We are developing our battery technology with the goal of commercialization via the production of C-sample battery cells made available for sale to a third party. We have demonstrated capabilities of our solid-state separator and battery technology in single-layer and multi-layer cell cycling data, and in 2022, shipped our first 24-layer A0 prototype battery cells to multiple automotive OEMs for testing. Following such shipment, we plan to focus our research and development on subsequent generations of prototype samples incorporating advances in cell functionality, process and reliability, as well as bringing online the manufacturing capability of our QS-0 line, as further described under the “Research and Development” section in Item 1 above. Our team of scientists, engineers, technicians, and other staff is highly motivated and committed to solving these challenges ahead. However, any delays in the completion of our research and development programs will require additional cash use and delay market entry. As we expand the capabilities of our engineering line, and build-out and bring up QS-0 and QS-1, we expect our rate of cash utilization to also increase significantly.

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

We are focused on the throughput and capability of our San Jose, California engineering line as well as the planning and setup of QS-0 and planning for QS-1. As part of the continued expansion of our throughput we are automating our manufacturing process and purchasing larger-scale battery-cell manufacturing equipment. We will need to substantially improve our battery cell manufacturing processes to increase throughput required for higher numbers of battery cells and to achieve the cost, performance and volume levels required for commercial shipments.

QS-0 is intended to serve three purposes. First, QS-0 is intended to provide a sufficient quantity of solid-state separators and cells for internal development, customer sampling (including pre A-sample, A-sample, and B-sample cells). Second, QS-0 is intended to provide the basis for continued manufacturing process development and to help inform for QS-1 equipment selection and specifications. Delays in the successful buildout of QS-0 may impact both our development and the QS-1 timelines. And third, as we continue to buildout our manufacturing capabilities, we are targeting the start of commercialization via the initial production of C-sample battery cells at QS-0 to be made available for sale to a third party.

We will need to achieve significant cost savings in battery design and manufacturing, in addition to the cost savings associated with the elimination of an anode from our solid-state battery cells, while controlling costs associated with the manufacture of our solid-state separator, including achieving substantial improvements in quality, consistency, reliability and throughput required to hit commercial targets. Further, we will need to capture industry cost savings in the materials, components, equipment, and processes that we share, notably in the cathode, cell design, and factory.

Commercialization and Market Focus

Delivery of the A sample represents the beginning of the automotive qualification process, which involves several major delivery milestones — A, B and C samples — followed by the start of production. Each major sampling stage may consist of several generations of increasingly mature prototypes. The timelines for each stage involve uncertainty and will be influenced by a number of factors, including product and process development risks; the specification, ordering, and qualification of production equipment; other supply chain dynamics; and OEM validation timeframes.

We are currently targeting the initial production of C-sample battery cells at QS-0. We have demonstrated the performance capabilities of our solid-state separator and battery technology in single-layer and multi-layer solid-state cells in commercially relevant areas (ranging approximately from 60x75mm to 70x85mm), and in 2022, shipped our first 24-layer A0 prototype battery cells to multiple automotive original equipment manufacturers (“OEM”). We will work to continue improving quality, consistency, reliability and throughput and optimize all components of the cell. We will continue to work to further develop and validate the volume manufacturing processes to enable high volume manufacturing and minimize manufacturing costs. Finally, we intend to continue to use and expand on our engineering line in San Jose to prepare for high volume manufacturing, to continue to order QS-0 equipment and prepare QS-0, and to plan QS-1 through our joint venture partnership with Volkswagen.

QS-1, to be built and run by QSV, and the subsequent QS-1 Expansion, would represent a small fraction of Volkswagen’s demand for batteries and implies vehicle volumes under 2.6% of Volkswagen’s total production in 2022, assuming a 100kWh battery pack size. Our goal is to significantly expand the production capacity of the joint venture, in partnership with Volkswagen, to meet more of their projected demand. While Volkswagen is the first automotive OEM that we signed an agreement with the goal of commercializing vehicles using our battery technology, we intend to work closely with other OEMs to make our solid-state battery cells widely available over time. In addition to Volkswagen, we have signed customer sampling agreements with five other OEMs, ranging from top ten manufacturers by global revenue to premium performance and luxury carmakers, to collaborate with us in the testing and validation of our solid-state battery cells with the goal of providing such cells to the OEM for inclusion into pre-production prototype vehicles and ultimately into serial production vehicles. The agreement follows testing of the Company’s early-stage cells by the OEM in its labs. We are currently focused on automotive EV applications, which have among the most stringent sets of requirements for batteries. However, we recognize that our solid-state battery technology has applicability in other large and growing markets including stationary storage and consumer electronics such as smartphones and wearables and intend to explore opportunities in those areas as appropriate.

We believe that our technology enables a variety of business models. In addition to joint ventures, such as the one with Volkswagen, we may operate solely-owned manufacturing facilities or license technology to other manufacturers. We intend to continue to invest in research and development to improve battery cell performance, improve manufacturing processes, and reduce cost.

Access to Capital

Based on our current business plan, we believe that our cash resources will last into the second half of 2025. However, any changes to our technology development and scale-up could materially impact us and the availability of our capital resources.

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

COVID-19

The COVID-19 pandemic (or epidemics) has been unpredictable and unprecedented and may continue to result in significant national and global economic disruption, which may adversely affect our business. The magnitude of its impact on our supply chain, productivity, results of operations and financial position, and its disruption to our business and battery development and timeline, will depend in part, on the length and severity of COVID-related restrictions and delays, on our ability to conduct business in the ordinary course and on the phasing out of government support measures.

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

Operating Expenses

Research and Development Expense

To date, our research and development expenses have consisted primarily of personnel-related expenses for scientists, experienced engineers and technicians as well as costs associated with the expansion and ramp up of our engineering and facilities supporting QS-0 in San Jose, including the material and supplies to support the product development and process engineering efforts. As we ramp up our engineering operations to complete the development of our solid-state, lithium-metal batteries and required process engineering to meet automotive cost targets, we anticipate that research and development expenses will increase significantly for the foreseeable future as we continue to invest in additional plant and equipment for product development (e.g., multi-layer cell stacking, packaging engineering), building prototypes, and testing of battery cells as our team works to meet the full set of automotive product requirements. We also recognize significant non-cash stock-based compensation to employees directly involved in research and development activities. For stock-based compensation awards with performance and market conditions, such as the awards granted under our Extraordinary Performance Award Program (the “EPA Program”) in December 2021, the non-cash expense recognized is based on a probability assessment of the performance conditions, and as such, we expect research and development expenses to fluctuate in the future as the performance conditions are re-assessed at each reporting period. Further, should the stated market conditions of the EPA Program grants be achieved prior to the expected achievement period, we may accelerate the stock-based compensation expense recognized, which could result in significant fluctuations in research and development expense recognized in the future. For more information on the EPA Program and grants thereunder, see Note 9, Stockholders' Equity, to our consolidated financial statements elsewhere in this Report.

As we ramp up towards commercial manufacturing operations, we will begin to incur expenses that are directly associated with manufacturing, including allocation of indirect costs from research and development.

General and Administrative Expense

General and administrative expenses consist mainly of personnel-related expenses for our executive, sales and marketing, insurance and other administrative functions as well as outside professional services, including legal, accounting and other advisory services. We have expanded our personnel headcount and we are continuing to expand our supporting systems, in anticipation of planning for and supporting the ramp up of commercial manufacturing operations and due to the ongoing requirements of being a public company. Accordingly, we expect our general and administrative expenses to increase significantly in the near term and for the foreseeable future. Upon commencement of commercial operations, we also expect general and administrative expenses to include customer and sales support and advertising costs. We also recognize significant non-cash stock-based compensation to executives and certain employees. The non-cash expense recognized for EPA Program grants is based on a probability assessment of the performance conditions, and as such, we expect general and administrative expenses to fluctuate in the future as the performance conditions are re-assessed at each reporting period. Further, should the stated market conditions of the EPA Program awards be achieved prior to the expected achievement period, we may accelerate the stock-based compensation expense recognized, which could result in significant fluctuations in general and administrative expense recognized in the future.

As we ramp up towards commercial manufacturing operations, we will begin to incur expenses that are directly associated with manufacturing, including allocation of indirect costs from general and administrative activities.

Other Income (Expense)

Change in Fair Value of Assumed Common Stock Warrant Liability

The change in fair value of Assumed Common Stock Warrant liabilities consists of the change in non-cash fair value of the Public Warrants and the private placement warrants assumed in connection with the Business Combination (the “Private Placement Warrants”). As all Assumed Common Stock Warrants were exercised or redeemed during the year ended December 31, 2021, there is no remaining liability for Assumed Common Stock Warrants.

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

Interest Expense

Interest expense consists primarily of interest expense associated with our QS-0 campus lease and includes expense related to fair value adjustments for convertible preferred stock warrants prior to the Business Combination. Concurrent with the Business Combination, the Legacy QuantumScape convertible preferred stock warrants became equity classified. Accordingly, we have not incurred incremental fair value adjustments related to the Legacy QuantumScape convertible preferred stock warrants subsequent to November 2020.

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

Results of Operations

In this section, we discuss the results of our operations for the year ended December 31, 2022 compared to the year ended December 31, 2021. For a discussion of the year ended December 31, 2021 and the year ended December 31, 2020, please refer to Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2021.

The following table sets forth our historical operating results for the periods indicated (amounts in thousands):

	Year Ended December 31,			2022 vs. 2021		2021 vs. 2020
	2022	2021	2020	$ Change	% Change	$ Change	% Change

Operating expenses:
Research and development	$297,435	$151,496	$65,103	$145,939	96%	$86,393	133%
General and administrative	123,183	63,770	15,918	59,413	93%	47,852	301%
Total operating expenses	420,618	215,266	81,021	205,352	95%	134,245	166%
Loss from operations	(420,618)	(215,266)	(81,021)	(205,352)	95%	(134,245)	166%
Other income (loss):
Interest expense	(2,399)	(1,419)	(20,765)	(980)	69%	19,346	(93)%
Interest income	10,905	1,883	1,093	9,022	479%	790	72%
Change in fair value of Series F convertible preferred stock tranche liabilities	—	—	(999,987)	—	0%	999,987	(100)%
Change in fair value of assumed common stock warrant liabilities	—	168,674	(581,863)	(168,674)	(100)%	750,537	(129)%
Other income	216	151	760	65	43%	(609)	(80)%
Total other income (loss)	8,722	169,289	(1,600,762)	(160,567)	(95)%	1,770,051	(111)%
Net loss	(411,896)	(45,977)	(1,681,783)	(365,919)	796%	1,635,806	(97)%
Less: Net loss attributable to non-controlling interest	11	(11)	(6)	22	(200)%	(5)	83%
Net loss attributable to common stockholders	$(411,907)	$(45,966)	$(1,681,777)	$(365,941)	796%	$1,635,811	(97)%

Research and Development

The increase in research and development expense in the year ended December 31, 2022 compared to the year ended December 31, 2021 primarily resulted from the $46.5 million increase in personnel cost due to the growth in research and development headcount to support our battery technology development, an increase of $16.7 million related to depreciation and amortization, $16.5 million impairment charges related to equipment write-off and cancellations to focus on process and equipment development designed to deliver higher throughput with fewer processing steps, an increase of $12.7 million in consulting fees, outside services and administrative expenses related to engineering and research and development, an increase of $12.0 million in facility expenses primarily related to the QS-0 campus, and an increase of $8.3 million in material supplies and equipment maintenance to support the growth in product development and manufacturing engineering efforts. Additionally, non-cash stock-based compensation expense increased by $33.2 million from $29.7 million for the year ended December 31, 2021 to $62.9 million for the year ended December 31, 2022 primarily due to a $12.6 million increase for stock options granted under the EPA Program, with the remainder primarily due to RSUs granted in fiscal 2022.

General and Administrative

The increase in general and administrative expenses in the year ended December 31, 2022 compared to the year ended December 31, 2021 primarily resulted from the $10.0 million increase in professional fees and other corporate expenses due to costs associated with business growth and an increase of $5.8 million in personnel costs due to the headcount increase to support business growth. Additionally, non-cash stock-based compensation expense increased by $41.7 million, from $22.5 million for the year ended December 31, 2021 to $64.2 million for the year ended December 31, 2022, primarily due to a $34.4 million increase for stock options granted under the EPA Program, with the remainder primarily due to RSUs granted in fiscal 2022.

Other Income (Expense)

Interest Expense

Interest expense during the year ended December 31, 2022 was due to the interest expense associated with a finance lease, which commenced in May 2021.

Interest Income

The increase in interest income during the year ended December 31, 2022 compared to the year ended December 31, 2021 was due to an increase in interest rates.

Other Income

Other income for the year ended December 31, 2022 consisted of foreign currency exchange gain and other miscellaneous gains. Other income for the year ended December 31, 2021 consisted of the gain on the disposal of fixed assets and foreign currency exchange gain.

Other Comprehensive Loss

Unrealized Loss on Marketable Securities

During the year ended December 31, 2022 and December 31, 2021, we had unrealized loss on marketable securities of $13.7 million and $4.2 million in other comprehensive loss. The unrealized loss were attributable to changes in interest rates that impacted the value of the investments, and not increased credit risk. The unrealized loss was considered temporary as of December 31, 2022, as we do not intend to sell the investments that are in an unrealized loss position, nor is it more likely than not that we will be required to sell the investments before the recovery of the amortized cost basis, which may be its maturity.

Liquidity and Capital Resources

As of December 31, 2022, our principal sources of liquidity were our cash and cash equivalents and marketable securities in the amount of approximately $1.1 billion. Our cash equivalents are invested in U.S. money market funds, U.S. Treasury bonds and commercial paper. Our marketable securities are invested in U.S. Treasury notes and bonds, commercial paper, and corporate notes and bonds.

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

During the year ended December 31, 2021, we completed the March 2021 Public Offering for aggregate net cash proceeds of $462.9 million, received $100 million from VGA pursuant to our achievement of the technical milestone specified in the Series F Preferred Stock Purchase Agreements, and received net proceeds of $151.4 million for all Assumed Common Stock Warrants exercised or redeemed.

During the year ended December 31, 2022, we received net proceeds of $124.1 million from investing activities, mainly due to the maturities of marketable securities.

We believe that our cash on hand will be sufficient to meet our working capital and capital expenditure requirements for a period of at least twelve months from the date of this Report. Based on our current business plan, we believe that our cash resources will last into the second half of 2025. However, any changes to our technology development and scale-up could materially impact us and the availability of our capital resources. We may, however, need additional cash resources due to changed business conditions or other developments, including unanticipated delays in negotiations with automotive OEMs and tier-one automotive suppliers or other suppliers, supply chain challenges, disruptions due to the COVID-19 pandemic, competitive pressures, inflation, and regulatory developments, among others. To the extent that our current resources are insufficient to satisfy our cash requirements, we may need to seek additional equity or debt financing. If such financing is not available, or if the financing terms are less desirable than we expect, we may be forced to decrease our level of investment in product development or scale back our operations, which could have an adverse impact on our business and financial prospects.

On July 29, 2022, we filed a shelf registration statement on Form S-3 with the SEC (File No. 333-266419) (the “Form S-3”), which the SEC declared effective on August 10, 2022, for the offer and sale of Class A Common Stock, preferred stock, depositary shares, debt securities, warrants, subscription rights, purchase contracts and units in one or more offerings and in any combination for an aggregate offering price up to $1,000,000,000. Such securities may be offered pursuant to the base prospectus contained in the shelf registration statement and a prospectus supplement that would be prepared and filed at the time of any offering.

Cash Flows and Material Cash Requirements

The following table provides a summary of our cash flow data for the periods indicated (amounts in thousands):

	Year Ended December 31,
	2022	2021	2020

Net cash used in operating activities	$(218,024)	$(127,909)	$(61,263)
Net cash (used in) provided by investing activities	124,119	(385,834)	(802,648)
Net cash provided by financing activities	8,598	736,557	953,724

Operating Activities

Our cash flows used in operating activities to date have been primarily driven by the growth in our underlying business to support the research and development of battery technology. Ahead of starting pre-pilot and pilot line operations, we expect our cash used in operating activities to increase significantly before we start to generate any material cash flows from our business. To support our research and development activities and our plan to expand our pre-pilot manufacturing capability, we are expecting cash payments of $7.5 million during the next twelve months and $82.5 million thereafter for the operating lease commitments as of December 31, 2022. From time to time we also enter into non-cancellable service and purchase commitments. We are expecting cash used in operating activities to include payments of approximately $2.8 million in the next twelve months and approximately $9.0 million thereafter through 2027 for our non-cancellable commitments as of December 31, 2022. As we complete the development of our solid-state, lithium-metal batteries and required process engineering to meet automotive cost targets, we anticipate that research and development operating expenses will increase significantly for the foreseeable future.

Cash used in operating activities for the year ended December 31, 2022 was primarily driven by a net loss of $411.9 million offset by non-cash expenses including $127.1 million related to stock-based compensation, $28.3 million related to depreciation and amortization, $13.7 million related to the impairment of fixed assets, $7.8 million related to lease expense and amortization of right-of-use assets, and $4.0 million related to amortization of premiums and accretion of discounts on marketable securities. This was partially offset by an increase of $5.6 million in accounts payable and accrued liabilities mainly driven by higher period-over-period spending in payroll, materials and supplies, professional services and general and administrative to support the growth of the business, specifically in the research and development of our battery technology, a $5.0 million decrease in prepaid and other assets and an increase of $2.3 million in other long-term liabilities.

Cash used during the year ended December 31, 2021 was primarily driven by a net loss of $46.0 million adjusted by non-cash income of $168.7 million related to the change in fair value of Assumed Common Stock Warrant liabilities and offset by non-cash expenses including $52.2 million related to stock-based compensation, $11.8 million related to amortization of premiums and accretion of discounts on marketable securities, and $11.2 million related to depreciation and amortization. This was partially offset by an increase of $13.2 million in accrued compensation, accounts payable and accrued liabilities due to spending in materials and supplies, professional services, personnel and general and administrative.

Cash used during the year ended December 31, 2020 was primarily driven by a net loss of $1,681.8 million, offset by non-cash expenses including $581.9 million for the change in fair value of the Assumed Common Stock Warrants, $20.8 million for the change in the fair value of Legacy QuantumScape convertible preferred stock warrants, $999.9 million for the issuance and change in the fair value of the Series F convertible preferred stock tranche liabilities, $17.0 million related to stock-based compensation and $7.5 million related to depreciation and amortization.

Investing Activities

Our cash flows from investing activities to date have been comprised of purchases of property and equipment and purchases, maturities and sales of our marketable securities. We expect the level of capital investment to increase substantially in the near future as we fully build out our engineering line capability as well as acquire the property and equipment for QS-0.

Cash provided by investing activities for the year ended December 31, 2022 primarily consists of the maturity and sale of marketable securities of $837.4 million and $15.1 million, respectively, offset by $569.6 million used for the purchase of marketable securities. Cash provided by investing activities also reflects $158.8 million of cash used for various property and equipment, primarily to support our research and development activities.

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

Financing Activities

Our cash flows from financing activities primarily consist of proceeds from the exercise of stock options and from purchases under our employee stock purchase plan. Finance lease commitment for QS-0 will result in net cash payments of $3.8 million in the next twelve months and payments of $49.4 million thereafter.

Cash provided by financing activities during the year ended December 31, 2022 is primarily due to $9.4 million received from the exercise of stock options and our employee stock purchase plan.

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

Critical Accounting Policies and Estimates

Our consolidated financial statements have been prepared in accordance with U.S. GAAP. In the preparation of these consolidated financial statements, we are required to use judgment in making estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the consolidated financial statements, as well as the reported expenses incurred during the reporting periods.

We consider an accounting judgment, estimate or assumption to be critical when (1) the estimate or assumption is complex in nature or requires a high degree of judgment and (2) the use of different judgments, estimates and assumptions could have a material impact on the consolidated financial statements. Our significant accounting policies are described in Note 2, Summary of Significant Accounting Policies, to our audited consolidated financial statements included elsewhere in this Report. We believe that the following accounting estimates are the most critical to fully understand and evaluate our reported financial results, as they require our most subjective or complex management judgments, resulting from the need to make estimates about the effect of matters that are inherently uncertain and unpredictable.

Stock-Based Compensation

The share-based awards under our equity plans include stock options, RSU and performance-based awards under the EPA Program. We recognize the cost of share-based awards granted to employees and directors based on the estimated grant-date fair value of the awards, and compensation expense is recognized on a straight-line basis over the requisite service period. For share-based awards with only service conditions, the requisite service period is generally the vesting period. We reverse previously recognized costs for unvested awards in the period that forfeitures occur.

The fair value of RSUs is measured on the grant date based on the closing fair market value of our common stock.

The fair values of options granted with performance (e.g., business milestone) and market conditions (e.g., stock price target) are estimated at the grant date using a Monte Carlo simulation model. The model determined the grant date fair value of each vesting tranche and the future time when the market condition for such tranche is expected to be achieved. The Monte Carlo valuation requires the Company to make assumptions and judgements about the variables used in the calculation including the expected term, volatility of our common stock, an assumed risk-free interest rate, and cost of equity.

For performance-based awards with a vesting schedule based entirely on the attainment of both performance and market conditions, each quarter the Company assesses whether it is probable that it will achieve each performance condition that has not previously been achieved or deemed probable of achievement and if so, the future time when the Company expects to achieve that business milestone, or its “expected business milestone achievement time.” When the Company first determines that a business milestone has become probable of being achieved, the Company allocates on a straight-line basis the entire expense for the related tranche over the number of quarters between the grant date and the then-applicable “expected vesting date,” which represents the requisite service period. The requisite service period at any given time is generally the period between the grant date and the later of (i) the expected time when the performance condition will be achieved (if the related performance condition has not yet been achieved) and (ii) the expected time when the market condition will be achieved (if the related market condition has not yet been achieved). The Company immediately recognizes a cumulative catch-up expense for all accumulated expense for the quarters from the grant date through the quarter in which the performance condition was first deemed probable of being achieved. Each quarter thereafter, the Company recognizes the then-remaining expense for the tranche through the end of the requisite service period except that upon vesting of a tranche, all remaining expense for that tranche is immediately recognized. The Company accounts for forfeitures when they occur. The fair value of such awards is estimated on the grant date using Monte Carlo simulations, which is impacted by the following assumptions:

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

The Company evaluated the Assumed Common Stock Warrants under ASC 815-40, Derivatives and Hedging—Contracts in Entity’s Own Equity, and concluded they did not meet the criteria to be classified in stockholders’ equity. Specifically, the exercise of the Assumed Common Stock Warrants could have been settled in cash upon the occurrence of a tender offer or exchange that involved 50% or more of our Class A stockholders. Because not all of the voting stockholders needed to participate in such tender offer or exchange to trigger the potential cash settlement and the Company would not have controlled the occurrence of such an event, the Company concluded that the Assumed Common Stock Warrants did not meet the conditions to be classified in equity. Since the Assumed Common Stock Warrants meet the definition of a derivative under ASC 815, the Company recorded these warrants as liabilities on the Consolidated Balance Sheet at fair value, with subsequent changes in their respective fair values recognized in the Change in fair value of assumed common stock warrant liabilities within the Consolidated Statement of Operations and Comprehensive Income (Loss) at each reporting date prior to exercise or redemption. The Public Warrants were publicly traded and thus had an observable market price to estimate fair value, and the Private Placement Warrants were effectively valued similar to the Public Warrants when the Public Warrants were publicly traded, and consistent with the intrinsic value of the Company's common stock subsequent to the redemption of the Public Warrants, as described in Note 5, Balance Sheet Components, to the consolidated financial statements. As all Assumed Common Stock Warrants were exercised or redeemed during the year ended December 31, 2021, there was no remaining liability for Assumed Common Stock Warrants as of December 31, 2021 or December 31, 2022.

Recent Accounting Pronouncements

See Note 3, Recent Accounting Pronouncements, to the audited consolidated financial statements elsewhere in this Report for more information about recent accounting pronouncements, the timing of their adoption, and, to the extent it has made one, of their potential impact on our financial condition and its results of operations and cash flows.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to a variety of markets and other risks including the effects of change in interest rates, inflation and foreign currency translation and transaction risks as well as risks to the availability of funding sources, hazard events and specific asset risks.

Interest Rate Risk

The market interest risk in our financial instruments and our financial positions represents the potential loss arising from adverse changes in interest rates. As of December 31, 2022, we had cash and cash equivalents and marketable securities of $1.1 billion, consisting of interest-bearing money market accounts and marketable securities, for which the fair market value would be affected by change in the general level of U.S. interest rates. As of December 31, 2022, an immediate increase of 100 basis points in interest rates would have resulted in a decline in the fair value of our marketable securities of approximately $5.3 million. This estimate is based on a sensitivity model that measures market value changes when changes in interest rates occur. Such losses would only be realized if we sold the investments prior to maturity.

Inflation Risk

Our operations could be adversely impacted by inflation, primarily from higher material, labor, and construction costs. To date, we do not believe that inflation has had a material impact to our results of operations, capital resources or liquidity, however, we have experienced increases in prices of raw materials, components and labor costs. Our future mitigation strategies may include considering alternative vendors, vertically integrating certain aspects of our supply chain and redesigning our product or production process. At this time, it is difficult to determine what impact these inflationary pressures will have on our long-term growth strategies, as there is uncertainty regarding how long higher levels of inflation may persist, and to what level we will be successful in passing these increased costs to our customers upon commercialization of our product. If we are not able to fully offset higher costs through price increases or other corrective measures, this may adversely affect our business, financial condition and results of operations.

Foreign Currency Risk

Our functional currency is the U.S. dollar, while certain of our future subsidiaries may have other functional currencies, reflecting their principal operating markets. Once we commence QS-1 operations, we expect to be exposed to both currency transaction and translation risk. To date, we have not had material exposure to foreign currency fluctuations and have not hedged such exposure, although we may do so in the future.

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of QuantumScape Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of QuantumScape Corporation (the Company) as of December 31, 2022 and 2021, the related consolidated statements of operations and comprehensive income (loss), redeemable non-controlling interest and stockholders' equity and cash flows for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 27, 2023 expressed an unqualified opinion thereon.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Accounting for the Extraordinary Performance Program (EPA program) – stock-based compensation

Description of the Matter

As discussed in Notes 2 and 9 to the consolidated financial statements, the Company granted stock options of the Company’s Class A common stock to the Chief Executive Officer and other members of the Company’s management team pursuant to the Extraordinary Performance Award Program “EPA Program” in December 2021 and December 2022. The options vest upon the achievement of performance (business milestones) and market (stock price target) conditions under five tranches. When the Company determines achievement of the related performance condition is considered probable then the stock-based compensation expense is recognized over the expected vesting period which is the longer of the time to achieve the performance or market condition for each tranche. The Company recorded stock-based compensation expense of $49.4 million during the year-ended December 31, 2022 and had $65.6 million of unrecognized stock-based compensation expense as of December 31, 2022 for the tranches that were considered probable.

Auditing the Company’s accounting for option awards under the EPA program is complex and judgmental due to the subjectivity of management’s assessment of the probability and timing of performance conditions being met for each tranche of the award.

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design, and tested the operating effectiveness of controls over the Company’s assessment of the probability and timing of performance conditions being met.

Our substantive audit procedures included, among others, evaluation of the judgments made by management in determining the estimated probability and timing of each performance condition by discussing status with internal operational personnel and comparing the achievement of the business milestones to the Company’s annual plan.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2012.

San Jose, California

February 28, 2023

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of QuantumScape Corporation

Opinion on Internal Control Over Financial Reporting

We have audited QuantumScape Corporation’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, QuantumScape Corporation (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the 2022 consolidated financial statements of the Company and our report dated February 27, 2023 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

San Jose, California

February 28, 2023

QuantumScape Corporation

Consolidated Balance Sheets

(In Thousands, Except per Share Amounts)

	As of December 31,
	2022	2021

Assets
Current assets
Cash and cash equivalents ($3,395 and $3,382 as of December 31, 2022 and 2021, respectively, for joint venture)	$235,393	$320,700
Marketable securities	826,340	1,126,975
Prepaid expenses and other current assets	10,591	15,757
Total current assets	1,072,324	1,463,432
Property and equipment, net	295,934	166,183
Right-of-use assets - finance lease	28,013	30,886
Right-of-use assets - operating lease	60,782	36,913
Other assets	18,353	18,234
Total assets	$1,475,406	$1,715,648
Liabilities, redeemable non-controlling interest and stockholders’ equity
Current liabilities
Accounts payable	$21,420	$14,182
Accrued liabilities	7,477	6,078
Accrued compensation and benefits	13,061	9,119
Operating lease liability, short-term	3,478	1,209
Finance lease liability, short-term	1,373	19
Total current liabilities	46,809	30,607
Operating lease liability, long-term	62,560	36,760
Finance lease liability, long-term	38,005	39,378
Other liabilities	8,488	315
Total liabilities	155,862	107,060
Commitment and contingencies (see Note 7)
Redeemable non-controlling interest	1,704	1,693
Stockholders’ equity
Preferred stock- $0.0001 par value; 100,000 shares authorized, none issued and outstanding as of December 31, 2022 and 2021	—	—
Common stock - $0.0001 par value; 1,250,000 shares authorized (1,000,000 Class A and 250,000 Class B); 358,505 Class A and 79,454 Class B shares issued and outstanding as of December 31, 2022, 332,869 Class A and 95,450 Class B shares issued and outstanding as of December 31, 2021	44	43
Additional paid-in-capital	3,771,181	3,634,665
Accumulated other comprehensive loss	(17,873)	(4,208)
Accumulated deficit	(2,435,512)	(2,023,605)
Total stockholders’ equity	1,317,840	1,606,895
Total liabilities, redeemable non-controlling interest and stockholders’ equity	$1,475,406	$1,715,648

The accompanying notes are an integral part of these consolidated financial statements.

QuantumScape Corporation

Consolidated Statements of Operations and Comprehensive Income (Loss)

(In Thousands, Except per Share Amounts)

	Year Ended December 31,
	2022	2021	2020

Operating expenses:
Research and development	$297,435	$151,496	$65,103
General and administrative	123,183	63,770	15,918
Total operating expenses	420,618	215,266	81,021
Loss from operations	(420,618)	(215,266)	(81,021)
Other income (loss):
Interest expense	(2,399)	(1,419)	(20,765)
Interest income	10,905	1,883	1,093
Change in fair value of Series F convertible preferred stock tranche liabilities	—	—	(999,987)
Change in fair value of assumed common stock warrant liabilities	—	168,674	(581,863)
Other income	216	151	760
Total other income (loss)	8,722	169,289	(1,600,762)
Net loss	(411,896)	(45,977)	(1,681,783)
Less: Net income (loss) attributable to non-controlling interest, net of tax of $0	11	(11)	(6)
Net loss attributable to common stockholders	$(411,907)	$(45,966)	$(1,681,777)
Net loss	$(411,896)	$(45,977)	$(1,681,783)
Other comprehensive income (loss):
Unrealized loss on marketable securities	(13,665)	(4,177)	(121)
Total comprehensive loss	(425,561)	(50,154)	(1,681,904)
Less: Comprehensive income (loss) attributable to non-controlling interest	11	(11)	(6)
Comprehensive loss attributable to common stockholders	$(425,572)	$(50,143)	$(1,681,898)

Net loss per share of common stock attributable to common stockholders
Basic	$(0.95)	$(0.11)	$(6.67)
Diluted	$(0.95)	$(0.52)	$(6.67)
Weighted-average shares used in computing net loss per share of common stock
Basic	432,973	404,259	252,144
Diluted	432,973	409,509	252,144

The accompanying notes are an integral part of these consolidated financial statements.

QuantumScape Corporation

Consolidated Statements of Redeemable Non-Controlling Interest and Stockholders’ Equity

(In Thousands)

	Redeemable Non-Controlling	Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Interest	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
Balance as of December 31, 2019	$1,710	239,777	$24	$444,440	$(295,862)	$90	$148,692
Issuance of Series F preferred stock, net of issuance costs of $11.5 million, and settlement of associated convertible preferred stock tranche liability	—	28,616	3	660,930	—	—	660,933
Issuance of Class A Common Stock pursuant to Legacy QuantumScape Series F Preferred Stock Purchase Agreement, net of issuance costs of $0.2 million	—	15,221	1	99,799	—	—	99,800
Business Combination, net of redemptions and equity issuance costs of $53.0 million	—	78,735	8	568,595	—	—	568,603
Reclassification of Legacy QuantumScape convertible preferred stock tranche liability	—	—	—	515,394	—	—	515,394
Reclassification of Legacy QuantumScape convertible preferred stock warrants	—	—	—	22,625	—	—	22,625
Exercise of stock option	—	646	—	599	—	—	599
Exercise of warrants	—	998	—	—	—	—	—
Stock-based compensation	—	—	—	17,024	—	—	17,024
Net loss	(6)	—	—	—	(1,681,777)	—	(1,681,777)
Unrealized loss on marketable securities	—	—	—	—	—	(121)	(121)
Balance as of December 31, 2020	$1,704	363,994	$36	$2,329,406	$(1,977,639)	$(31)	$351,772
Exercise of stock option and employee stock purchase plan	—	16,620	2	17,777	—	—	17,779
Shares issued upon vesting of restricted stock units	—	5,027	—	—	—	—	—
Exercise of warrants	—	15,497	2	672,454	—	—	672,456
Issuance of Class A Common Stock, net of issuance costs of $15.5 million	—	11,960	1	462,925	—	—	462,926
Issuance of Class A Common Stock pursuant to Legacy QuantumScape Series F Preferred Stock Purchase Agreement, net of issuance costs of $0.1 million	—	15,221	2	99,928	—	—	99,930
Stock-based compensation	—	—	—	52,175	—	—	52,175
Net loss	(11)	—	—	—	(45,966)	—	(45,966)
Unrealized loss on marketable securities	—	—	—	—	—	(4,177)	(4,177)
Balance as of December 31, 2021	$1,693	428,319	$43	$3,634,665	$(2,023,605)	$(4,208)	$1,606,895
Exercise of stock option and employee stock purchase plan	—	4,343	—	7,555	—	—	7,555
Shares issued upon vesting of restricted stock units	—	5,297	1	1,851	—	—	1,852
Stock-based compensation	—	—	—	127,110	—	—	127,110
Net loss	11	—	—	—	(411,907)	—	(411,907)
Unrealized loss on marketable securities	—	—	—	—	—	(13,665)	(13,665)
Balance as of December 31, 2022	$1,704	437,959	$44	$3,771,181	$(2,435,512)	$(17,873)	$1,317,840

The accompanying notes are an integral part of these consolidated financial statements.

QuantumScape Corporation

Consolidated Statements of Cash Flows

(In Thousands)

	Year Ended December 31,
	2022	2021	2020

Operating activities
Net loss	$(411,896)	$(45,977)	$(1,681,783)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	28,280	11,207	6,851
Amortization of right-of-use assets and non-cash lease expense	7,843	3,492	1,229
Amortization of premiums and accretion of discounts on marketable securities	3,989	11,845	1,201
Stock-based compensation expense	127,110	52,175	17,024
Change in fair value of convertible preferred stock warrant liabilities	—	—	20,765
Change in fair value of convertible preferred stock tranche liabilities	—	—	999,865
Change in fair value of assumed common stock warrant liabilities	—	(168,674)	581,863
Impairment of fixed assets	13,695	—	—
Other	840	899	3
Changes in operating assets and liabilities:
Prepaid expenses and other assets	5,048	(4,852)	(9,648)
Accounts payable, accrued liabilities and accrued compensation	5,611	13,178	2,447
Other long-term liabilities	2,300	—	—
Operating lease liability	(844)	(1,202)	(1,080)
Net cash used in operating activities	(218,024)	(127,909)	(61,263)
Investing activities
Purchases of property and equipment	(158,845)	(127,178)	(24,093)
Proceeds from maturities of marketable securities	837,410	894,225	99,000
Proceeds from sales of marketable securities	15,105	224,058	14,006
Purchases of marketable securities	(569,551)	(1,376,939)	(891,561)
Net cash (used in) provided by investing activities	124,119	(385,834)	(802,648)
Financing activities
Proceeds from exercise of stock options and employee stock purchase plan	9,407	17,779	599
Proceeds from exercise of warrants	—	151,431	—
Proceeds from issuance of common stock, net of issuance costs paid	—	462,926	—
Proceeds from issuance of Series F preferred stock, net of issuance costs	—	—	176,462
Proceeds from issuance of Class A Common Stock pursuant to Legacy QuantumScape Series F Preferred Stock Purchase Agreement, net of issuance costs	—	99,930	99,800
Business Combination, net of issuance costs paid	—	(1,016)	676,863
Principal payment for finance lease, net of credit	(809)	5,507	—
Net cash provided by financing activities	8,598	736,557	953,724
Net increase (decrease) in cash, cash equivalents and restricted cash	(85,307)	222,814	89,813
Cash, cash equivalents and restricted cash at beginning of period	338,223	115,409	25,596
Cash, cash equivalents and restricted cash at end of period	$252,916	$338,223	$115,409
Supplemental disclosure of cash flow information
Cash paid for interest	$1,610	$330	$—
Fair value of assumed common stock warrants exercised	$—	$521,025	$—
Purchases of property and equipment, not yet paid	$18,192	$11,073	$4,170
Business Combination transaction costs, accrued but not paid	$—	$—	$1,016
Net assets assumed from Business Combination	$—	$—	$592

The following table presents the Company’s cash, cash equivalents and restricted cash by category in the Company’s Consolidated Balance Sheets (amounts in thousands):

	December 31,
	2022	2021	2020
Cash and cash equivalents	$235,393	$320,700	$113,216
Other assets	17,523	17,523	2,193
Total cash, cash equivalents and restricted cash	$252,916	$338,223	$115,409

The accompanying notes are an integral part of these consolidated financial statements.

QuantumScape Corporation

Notes to Consolidated Financial Statements

December 31, 2022

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

The Company is focused on the development and commercialization of its solid-state lithium-metal batteries. Planned principal operations have not yet commenced. As of December 31, 2022, the Company had not derived revenue from its principal business activities.

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

QuantumScape Corporation

Notes to Consolidated Financial Statements — Continued

December 31, 2022

Legacy QuantumScape was determined to be the accounting acquirer based on the following predominant factors:

•
Legacy QuantumScape’s shareholders have the largest portion of voting rights in the Company;
•
the Company's Board of Directors (the “Board”) and management are primarily composed of individuals associated with Legacy QuantumScape; and
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

Principles of Consolidation

The Company’s policy is to consolidate all entities that it controls by ownership of a majority of the outstanding voting stock. In addition, the Company consolidates entities that meet the definition of a variable interest entity (“VIE”) for which the Company is the related party most closely associated with and is the primary beneficiary. The primary beneficiary is the party who has the power to direct the activities of a VIE that most significantly impact the entity’s economic performance and who has an obligation to absorb losses of the entity or a right to receive benefits from the entity that could potentially be significant to the entity. For consolidated entities that are less than wholly owned, the third party’s holding of an equity interest is presented as redeemable non-controlling interests in the Company’s Consolidated Balance Sheets and Consolidated Statements of Redeemable Non-Controlling Interest and Stockholders’ Equity. The portion of net earnings (loss) attributable to the redeemable non-controlling interests is presented as net income (loss) attributable to non-controlling interests in the Company’s Consolidated Statements of Operations and Comprehensive Income (Loss).

The Company was a single-legal entity prior to becoming a partner with Volkswagen in QSV Operations LLC (“QSV”). As noted in the section titled “Joint Venture and Redeemable Non-Controlling Interest” below, the Company determined QSV was a VIE for which it was required to consolidate the operations upon its formation in 2018. The Company continued to consolidate the operations of the QSV in 2022 as the determination of the VIE has not changed.

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

Joint Venture and Redeemable Non-Controlling Interest

QSV was incorporated as a limited liability company in 2018. Volkswagen Group of America, Inc. (“VWGoA”), Volkswagen Group of America Investments, LLC (“VGA”) and QuantumScape executed a Joint Venture Agreement (“JVA”), effective September 2018, with the goal of jointly establishing a manufacturing facility to produce the pilot line of the Company’s product through QSV. In connection with this agreement, the parties also have entered into two operating agreements: (i) the Limited Liability Company Agreement of QSV to govern the respective rights and obligations as members of QSV and (ii) the Common IP License Agreement for the Company to license certain intellectual property pertaining to automotive battery cells as defined in the JVA to VWGoA, VGA and QSV.

Volkswagen is a related party stockholder (approximately 21.5% and 19.8% voting interest holder of the Company as of December 31, 2022 and 2021, respectively). Upon the effectiveness of the JVA, each party contributed $1.7 million in cash to capitalize QSV in exchange for 50% equity interests.

QuantumScape Corporation

Notes to Consolidated Financial Statements — Continued

December 31, 2022

The joint venture is considered a VIE with a related party and therefore the related party whose business is more closely related to the planned operations of the joint venture is required to consolidate the operations.

The Company determined its operations were most closely aligned with the operations of the joint venture and therefore has consolidated the results of QSV’s operations in its Consolidated Balance Sheets, Consolidated Statements of Operations and Comprehensive Income (Loss) and Consolidated Statements of Redeemable Non-Controlling Interest and Stockholders’ Equity. QSV had minimal operations through December 31, 2022.

The Company classifies non-controlling interests with redemption features that are not solely within the control of the Company within temporary equity on the Company’s Consolidated Balance Sheets in accordance with ASC 480-10-S99-3A, SEC Staff Announcement: Classification and Measurement of Redeemable Securities (“ASC 480-10-S99-3A”). The non-controlling interest was recorded outside of stockholders’ equity because the non-controlling interest provides the holder with put rights in the event of, amongst others, (i) the failure by the Company to meet specified development milestones within certain timeframes, (ii) the parties to the JVA cannot agree to certain commercial terms within certain timeframes, or (iii) a change of control of the Company, which such events are considered not solely within the Company’s control. The Company adjusts redeemable non-controlling interests for the portion of net loss attributable to the redeemable non-controlling interests. As of December 31, 2022, the redeemable non-controlling interest is equivalent to the value of Volkswagen's interest in the joint venture. The commercialization timeline originally contemplated in 2018 by the joint venture agreements, and by subsequent amendments, has changed, and as of the time of our filing of this annual report on Form 10-K, certain milestones contemplated by the joint venture agreements were not met. As a result, Volkswagen now has the right to exercise its put rights. If Volkswagen exercises such rights, the joint venture with Volkswagen and Volkswagen’s commitments to purchase output capacity from the joint venture would terminate, and we would be obligated to purchase Volkswagen’s interest in the joint venture for its book value. As of December 31, 2022, the book value of this interest was approximately $1.7 million and is recorded as a redeemable non-controlling interest in our Consolidated Balance Sheets. To date, Volkswagen has not informed us of any intention to exercise their put rights.

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to credit risk consist principally of cash and cash equivalents and marketable securities. As of December 31, 2022 and 2021, approximately $107.4 million and $227.8 million of our total cash and cash equivalents and marketable securities, are held in U.S. money market funds, and $610.5 million and $722.3 million are invested in U.S. government and agency securities, respectively. The Company seeks to mitigate its credit risk with respect to cash and cash equivalents and marketable securities by making deposits with large, reputable financial institutions and investing in high credit rated shorter-term instruments.

Cash and Cash Equivalents and Restricted Cash

Management considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

Restricted cash is maintained under an agreement that legally restricts the use of such funds and is reported within other assets as the date of availability or disbursement for all restricted cash is more than one year from December 31, 2022.

Restricted cash is comprised of $17.5 million, as of both December 31, 2022 and December 31, 2021, all of which is pledged as a form of security for the Company’s lease agreements for its headquarters and pre-pilot manufacturing facilities.

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

These securities are carried at estimated fair value with unrealized gains and losses included in other comprehensive gain/loss in stockholders’ equity until realized. Gains and losses on marketable security transactions are reported on the specific-identification method. Dividend and interest income are recognized when earned.

QuantumScape Corporation

Notes to Consolidated Financial Statements — Continued

December 31, 2022

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

Property and Equipment

Property and equipment are recorded at historical cost, less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful life of the related asset. Improvements that increase functionality of the fixed asset are capitalized and depreciated over the asset’s remaining useful life. Deposits for purchases of property and equipment are included in construction-in-progress. Construction-in-progress is not depreciated until the asset is placed in service. Fully depreciated assets are retained in property and equipment, net, until removed from service.

The estimated useful lives of assets are generally as follows:

Computer equipment, hardware, and software	3 - 5 years
Furniture and fixtures	7 - 10 years
Machinery and equipment	3 - 10 years
Leasehold improvements	Shorter of the lease term (including estimated renewals) or the estimated useful lives of the improvements

Impairment of Long-Lived Assets

The Company evaluates the carrying value of long-lived assets when indicators of impairment exist. The carrying value of a long-lived asset is considered impaired when the estimated separately identifiable, undiscounted cash flows from such an asset are less than the carrying value of the asset. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair value of the long-lived asset. Fair value is determined primarily using the estimated cash flows discounted at a rate commensurate with the risk involved. The long-lived assets outside of U.S. are not material as of December 31, 2022. There was no material impairment charge in the year ended December 31, 2021, or December 31, 2020.

During the year ended December 31, 2022, the Company wrote off approximately $13.7 million of equipment and incurred cancellation charges of approximately $2.8 million to focus on process and equipment development designed to deliver higher throughput with fewer processing steps. These charges are recorded in Research and Development expense in the Consolidated Statements of Operations and Comprehensive Income (Loss).

QuantumScape Corporation

Notes to Consolidated Financial Statements — Continued

December 31, 2022

Leases

The Company classifies arrangements meeting the definition of a lease as operating or financing leases, and leases are recorded on the Consolidated Balance Sheets as both a right-of-use (“ROU”) asset and lease liability, calculated by discounting fixed lease payments over the lease term at the rate implicit in the lease or the Company’s incremental borrowing rate which is the rate incurred to borrow on a collateralized basis over a similar term. Lease liabilities are increased by interest and reduced by payments each period, and the ROU asset is reduced over the lease term. For operating leases, interest on the lease liability and the non-cash lease expense result in straight-line rent expense over the lease term. For finance leases, interest on the lease liability and the amortization of the ROU asset results in front-loaded expense over the lease term. Variable lease expenses, including common maintenance fees, insurance and property tax, are recorded when incurred.

In calculating the right-of-use asset and lease liability, the Company elects to combine lease and non-lease components for all classes of assets, and elects to exclude short-term leases having terms of 12 months or less.

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

The Company evaluated the Assumed Common Stock Warrants under ASC 815-40, Derivatives and Hedging—Contracts in Entity’s Own Equity (“ASC 815-40”), and concluded they did not meet the criteria to be classified in stockholders’ equity. Specifically, the exercise of the Assumed Common Stock Warrants could have been settled in cash upon the occurrence of a tender offer or exchange that involves 50% or more of our holders of Class A Common Stock. Because not all of the voting stockholders need to participate in such tender offer or exchange to trigger the potential cash settlement and the Company does not control the occurrence of such an event, the Company concluded that the Assumed Common Stock Warrants did not meet the conditions to be classified in equity. Since the Assumed Common Stock Warrants meet the definition of a derivative under ASC 815, the Company recorded these warrants as liabilities on the Consolidated Balance Sheets at fair value, with subsequent changes in their respective fair values recognized in the change in fair value of Assumed Common Stock Warrant liabilities within the Consolidated Statement of Operations and Comprehensive Income (Loss) at each reporting date prior to exercise or redemption.

As described in Note 7, Commitments and Contingencies, below, the Company announced that it had elected to redeem its outstanding Public Warrants and Private Placement Warrants in July and August 2021, respectively. As of December 31, 2021, no Public Warrants or Private Placement Warrants were outstanding. As of December 31, 2020, 11,499,989 Public Warrants and 6,650,000 Private Placement Warrants were outstanding.

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

QuantumScape Corporation

Notes to Consolidated Financial Statements — Continued

December 31, 2022

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

The fair values of options granted with performance (e.g., business milestone) and market conditions (e.g., stock price target) are estimated at the grant date using a Monte Carlo simulation model. The model determined the grant date fair value of each vesting tranche and the future date when the market condition for such tranche is expected to be achieved. The Monte Carlo valuation requires the Company to make assumptions and judgements about the variables used in the calculation including the expected term, volatility of the Company's common stock, an assumed risk-free interest rate, and cost of equity.

For performance-based awards with a vesting schedule based entirely on the attainment of both performance and market conditions, each quarter the Company assesses whether it is probable that it will achieve each performance condition that has not previously been achieved or deemed probable of achievement and if so, the future time when the Company expects to achieve that business milestone, or its “expected business milestone achievement time.” When the Company first determines that a business milestone has become probable of being achieved, the Company allocates the entire expense for the related tranche over the number of quarters between the grant date and the then-applicable “expected vesting date,” which represents the requisite service period. The requisite service period at any given time is generally the period between the grant date and the later of (i) the expected time when the performance condition will be achieved (if the related performance condition has not yet been achieved) and (ii) the expected time when the market condition will be achieved (if the related market condition has not yet been achieved). The Company immediately recognizes a cumulative catch-up expense for all accumulated expense for the quarters from the grant date through the quarter in which the performance condition was first deemed probable of being achieved. Each quarter thereafter, the Company recognizes the then-remaining expense for the tranche through the end of the requisite service period except that upon vesting of a tranche, all remaining expense for that tranche is immediately recognized. The Company accounts for forfeitures when they occur.

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

The first offering period for the ESPP commenced in June 2021. The ESPP provides eligible employees with the opportunity to purchase shares of the Company’s Class A Common Stock at a discount through payroll deductions. A participant may purchase a maximum of 1,000 shares of Class A Common Stock during each six-month offering period. As of December 31, 2022, 11.3 million shares of Class A Common Stock were reserved for future issuance under the ESPP. There were 510,993 shares purchased under the ESPP during the year ended December 31, 2022.

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

QuantumScape Corporation

Notes to Consolidated Financial Statements — Continued

December 31, 2022

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

Note 3. Recent Accounting Pronouncements

In August 2020, the FASB issued ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, which simplifies accounting for convertible instruments by removing major separation models required under current U.S. GAAP. The ASU removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception and it also simplifies the diluted earnings per share calculation in certain areas. The ASU is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than for fiscal years beginning after December 15, 2021, and adoption must be as of the beginning of the Company’s annual fiscal year. The Company adopted this guidance in the first quarter of fiscal 2022. The adoption of such guidance had no impact on the Company’s consolidated financial statements as the Company does not have any convertible instruments as of December 31, 2022.

In November 2021, the FASB issued ASU 2021-10, Government Assistance (Topic 832), Disclosures by Business Entities About Government Assistance, which requires entities to provide disclosures on material government transactions for annual reporting periods. The disclosures include information around the nature of the assistance, the related accounting policies used to account for government assistance, the effect of government assistance on the entity’s financial statements, and any significant terms and conditions of the agreements, including commitments and contingencies. The ASU is effective for financial statements issued for annual periods beginning after December 15, 2021, with early adoption permitted. The Company adopted this guidance in the first quarter of fiscal 2022. The adoption of such guidance had no material impact on the Company’s consolidated financial statements as of December 31, 2022.

In December 2022, the FASB issued ASU 2022-06, Reference Rate Reform (Topic 848), Deferral of the Sunset Date of Topic 848, which defers the sunset date of Topic 848 from December 31, 2022 to December 31, 2024, after which entities will no longer be permitted to apply the relief in Topic 848 that provides optional guidance to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting. The ASU is effective for all entities upon issuance. The Company adopted the guidance in December 2022. The adoption of such guidance had no impact on the Company's consolidated financial statements as of December 31, 2022.

QuantumScape Corporation

Notes to Consolidated Financial Statements — Continued

December 31, 2022

Note 4. Fair Value Measurement

The Company’s financial assets and liabilities subject to fair value measurements on a recurring basis and the level of inputs used for such measurements were as follows (amounts in thousands):

	Fair Value Measured as of December 31, 2022
	Level 1	Level 2	Total
Assets included in:
Money market funds(1)	$107,439	$—	$107,439
Commercial paper(2)	—	104,231	104,231
U.S. government and agency securities(2)	—	610,450	610,450
Corporate notes and bonds(2)	—	188,658	188,658
Total fair value	$107,439	$903,339	$1,010,778

	Fair Value Measured as of December 31, 2021
	Level 1	Level 2	Total
Assets included in:
Money market funds(1)	$227,826	$—	$227,826
Commercial paper(2)	—	233,400	233,400
U.S. government securities(2)	—	722,310	722,310
Corporate notes and bonds(2)	—	257,384	257,384
Total fair value	$227,826	$1,213,094	$1,440,920

(1)
Money market funds are included in cash and cash equivalents on the Consolidated Balance Sheets.
(2)
Marketable securities consist of commercial paper, U.S. government and agency securities, corporate notes and bonds. As of December 31, 2022 and 2021, marketable securities with original maturities of three months or less of $77.0 million and $86.1 million, respectively, are included in cash and cash equivalents on the Consolidated Balance Sheets.

Level 1 assets and liabilities: Money market funds are classified as Level 1 within the fair value hierarchy, as fair value is based on unadjusted quoted prices in active markets for identical assets and liabilities.

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

The Company had no financial liabilities subject to fair value measurements on a recurring basis as of December 31, 2022 and December 31, 2021.

There have been no changes to the valuation methods utilized during the year ended December 31, 2022. As of December 31, 2022 and 2021, the carrying values of cash and cash equivalents, accounts payable and accrued liabilities approximate their respective fair values due to their short-term nature.

QuantumScape Corporation

Notes to Consolidated Financial Statements — Continued

December 31, 2022

Marketable Securities

The following table summarizes, by major security type, the Company’s assets that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy. Amortized cost net of unrealized gain (loss) is equal to fair value as of December 31, 2022 and 2021. The fair value as of December 31, 2022 and 2021, are as follows (amounts in thousands):

	December 31, 2022
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Level 1 securities
Money market funds	$107,439	$—	$—	$107,439
Level 2 securities
Commercial paper	104,231	—	—	104,231
U.S. government and agency securities	620,660	24	(10,234)	610,450
Corporate notes and bonds	196,321	—	(7,663)	188,658
Total	$1,028,651	$24	$(17,897)	$1,010,778

	December 31, 2021
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Level 1 securities
Money market funds	$227,826	$—	$—	$227,826
Level 2 securities
Commercial paper	233,400	—	—	233,400
U.S. government securities	724,554	—	(2,244)	722,310
Corporate notes and bonds	259,348	—	(1,964)	257,384
Total	$1,445,128	$—	$(4,208)	$1,440,920

Any realized gains and losses and interest income are included in interest income.

The Company regularly reviews its available-for-sale marketable securities in an unrealized loss position and evaluate the current expected credit loss by considering factors such as historical experience, market data, issuer-specific factors, and current economic conditions. The following tables display additional information regarding gross unrealized losses and fair value by major security type for the 95 and 118 marketable securities in unrealized loss position as of December 31, 2022 and 2021, respectively (amounts in thousands):

	December 31, 2022
	Less than 12 Consecutive Months		12 Consecutive Months or Longer		Total
	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value
U.S. government and agency securities	$(521)	$231,047	$(9,713)	$336,517	$(10,234)	$567,564
Corporate notes and bonds	(261)	18,585	(7,402)	170,073	(7,663)	188,658
Total	$(782)	$249,632	$(17,115)	$506,590	$(17,897)	$756,222

	December 31, 2021
	Less than 12 Consecutive Months		12 Consecutive Months or Longer		Total
	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value
U.S. government securities	$(2,239)	$700,318	$(5)	$17,011	$(2,244)	$717,329
Corporate notes and bonds	(1,964)	257,384	—	—	(1,964)	257,384
Total	$(4,203)	$957,702	$(5)	$17,011	$(4,208)	$974,713

QuantumScape Corporation

Notes to Consolidated Financial Statements — Continued

December 31, 2022

The unrealized losses were attributable to changes in interest rates that impacted the value of the investments, and not increased credit risk. During the years ended December 31, 2022, 2021, and 2020, the Company received proceeds of $15.2 million, $225.1 million, and $14.0 million, including interest, from the sale of available-for-sale marketable securities, respectively. The Company realized immaterial gains and losses as a result of such sales. The Company does not intend to sell the investments that are in an unrealized loss position, nor is it more likely than not that the Company will be required to sell the investments before the recovery of the amortized cost basis, which may be its maturity. Accordingly, the Company did not record an allowance for credit losses associated with these investments.

The estimated amortized cost and fair value of available-for-sale securities by contractual maturity as of December 31, 2022, are as follows (amounts in thousands):

	December 31, 2022
	Amortized Cost	Fair Value
Due within one year	$803,011	$797,053
Due after one year and through five years	225,640	213,725
Total	$1,028,651	$1,010,778

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

QuantumScape Corporation

Notes to Consolidated Financial Statements — Continued

December 31, 2022

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

The following table presents the reconciliation of the Series F convertible preferred tranche liabilities measured and recorded at fair value on a recurring basis using the significant unobservable inputs described above (amounts in thousands):

Fair Value
Balance as of December 31, 2019	$—
Issuance and re-measurement loss recorded in other expense	999,865
Issuance of Legacy QuantumScape Series F Preferred Stock - tranche shares 3 and 4	(484,471)
Reclassification to additional paid-in capital upon Closing of the Business Combination - tranche shares 1 and 2	(515,394)
Balance as of December 31, 2020	$—

Note 5. Balance Sheet Components

Property and Equipment

Property and equipment as of December 31, 2022 and 2021, consisted of the following (amounts in thousands):

	December 31,
	2022	2021
Computer equipment, hardware, and software	$6,784	$2,740
Furniture and fixtures	57,771	15,116
Leasehold improvements	72,201	23,192
Machinery and equipment	120,618	66,953
Construction-in-progress	108,585	101,420
Property and equipment, gross	365,959	209,421
Accumulated depreciation and amortization	(70,025)	(43,238)
Property and equipment, net	$295,934	$166,183

Depreciation and amortization expense related to property and equipment was $27.4 million, $11.7 million and $7.5 million for the years ended December 31, 2022, 2021 and 2020, respectively.

Accrued Liabilities

Accrued liabilities as of December 31, 2022 and 2021, consisted of the following (amounts in thousands):

	December 31,
	2022	2021
Accrued property and equipment	$3,152	$1,815
Accrued facilities expense	1,106	1,637
Other	3,219	2,626
Accrued liabilities	$7,477	$6,078

QuantumScape Corporation

Notes to Consolidated Financial Statements — Continued

December 31, 2022

Other Liabilities

Other liabilities as of December 31, 2022 and 2021, consisted of the following (amounts in thousands):

	December 31,
	2022	2021
Long-term advance payments	$2,615	$315
Asset retirement obligation	5,873	—
Other liabilities	$8,488	$315

Note 6. Leases

The Company leases its headquarters, pre-pilot manufacturing facilities and certain equipment, with current lease terms running through 2032. Fixed rent generally escalates each year, and the Company is responsible for a portion of the landlords’ operating expenses such as property tax, insurance and common area maintenance.

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

The Company’s leases do not have any contingent rent payments and do not contain residual value guarantees.

The components of lease-related expense are as follows (amounts in thousands):

	Year Ended December 31,
Lease costs	2022	2021	2020
Finance lease costs:
Amortization of right-of-use assets	$2,873	$1,915	$—
Interest on lease liabilities	2,399	1,419	—
Operating lease costs	9,082	3,016	2,143
Variable lease costs	2,330	530	409
Total lease expense	$16,684	$6,880	$2,552

The components of supplemental cash and noncash information related to leases are as follows (amounts in thousands):

	Year Ended December 31,
	2022	2021	2020
Operating outgoing cash flows - finance lease	$1,610	$330	$—
Financing outgoing cash flows - finance lease	809	73	—
Financing (incoming) cash flows - finance lease	—	(5,580)	—
Operating outgoing cash flows - operating lease	4,673	2,711	1,994
Right-of-use assets obtained in exchange for new finance lease liabilities	—	32,802	—
Right-of-use assets obtained in exchange for new operating lease liabilities	28,845	26,778	—

QuantumScape Corporation

Notes to Consolidated Financial Statements — Continued

December 31, 2022

The table below displays additional information for leases:

	December 31,
	2022	2021
Finance lease
Weighted-average remaining lease term - finance lease (in years)	9.8	10.8
Weighted-average discount rate - finance lease	6.06%	6.06%
Operating lease
Weighted-average remaining lease term - operating lease (in years)	9.6	10.7
Weighted-average discount rate - operating lease	6.36%	6.34%

As of December 31, 2022, future minimum payments during the next five years and thereafter are as follows (amounts in thousands):

Fiscal Year	Operating Lease	Finance Lease
2023	$7,461	$3,751
2024	8,892	5,131
2025	9,104	5,272
2026	9,039	5,417
2027	9,135	5,565
Thereafter	46,370	28,065
Total	90,001	53,201
Less present value discount	(23,963)	(13,823)
Lease liabilities	$66,038	$39,378

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

QuantumScape Corporation

Notes to Consolidated Financial Statements — Continued

December 31, 2022

Warrants Litigation

Purported Company warrantholders filed actions against the Company in the United States District Court for the Southern District of New York alleging, among other things, that they were entitled to exercise their warrants within 30 days of the closing of the Business Combination and that the preliminary and final versions of the proxy statement/prospectus/information statement dated September 21, 2020, and November 12, 2020, were misleading and/or omitted material information concerning the exercise of the warrants. The actions have been consolidated for the purposes of discovery and motion practice. The operative consolidated complaint, filed January 21, 2022, seeks monetary damages for alleged breach of contract, securities law violations, and fraud. The parties have moved for partial summary judgment, which motions are pending. QuantumScape continues to believe it has meritorious defenses to the claims and intends to defend itself vigorously.

Securities Class Action Litigation

Beginning in January 2021 class action lawsuits were filed in the United States District Court for the Northern District of California by purported purchasers of Company securities. Lead plaintiff filed a consolidated complaint on June 21, 2021, which alleges a purported class that includes all persons who purchased or acquired our securities between November 27, 2020 and April 14, 2021. The consolidated complaint names the Company, its Chief Executive Officer, its Chief Financial Officer, and its Chief Technology Officer as defendants. The consolidated complaint alleges that the defendants purportedly made false and/or misleading statements and failed to disclose material adverse facts about the Company’s business, operations, and prospects, including information regarding the Company’s battery technology. On January 14, 2022, defendants’ motion to dismiss the consolidated complaint was substantially denied. On December 19, 2022, the court granted plaintiffs’ motion to certify the class. Defendants filed a petition with the Ninth Circuit Court of Appeals seeking permission to appeal the certification order. QuantumScape continues to believe it has meritorious defenses to the claims and intends to defend itself vigorously.

Shareholder Derivative Litigation

Two shareholder derivative suits were filed in February 2021 in the United States District Court for the Northern District of California against 11 officers and directors of the Company and have been consolidated into one action, with the first-filed complaint being designated the operative one. The Company is the nominal defendant. The complaint alleges that the individual defendants breached various duties to the Company and contains additional similar allegations based on the same general allegations in the class action described immediately above. VGA is also named as a defendant in the derivative litigation. The action is currently stayed.

Four shareholder derivative suits were filed beginning in June 2022 in the Court of Chancery of the State of Delaware against current and former directors and officers of the Company. The Company is the nominal defendant. The complaints allege that the individual defendants breached various duties to the Company. VGA is also named as a defendant in two of those actions. The suits were consolidated and are currently stayed.

Another shareholder derivative suit was filed in the Court of Chancery of the State of Delaware on August 16, 2022, against former and current directors and officers of the Company and of Kensington. The Company is the nominal defendant. The complaint alleges that the individual defendants breached various duties to the Company. Defendants moved to dismiss the complaint, which motion is pending.

QuantumScape Corporation

Notes to Consolidated Financial Statements — Continued

December 31, 2022

Section 205 Proceeding

On February 9, 2023, the Company filed a petition in the Court of Chancery of the State of Delaware pursuant to Section 205 of the DGCL asking the Court to ratify and validate potentially defective corporate acts (the “Petition”). The Petition concerned a November 25, 2020 vote by the stockholders of the Company to approve certain matters relating to the Business Combination. Among these matters was a proposal to amend the Company's then-effective Amended and Restated Certificate of Incorporation to, among other things, (i) increase the total number of authorized shares of Class A common stock, and (ii) opt out of the separate class voting requirements of Section 242(b)(2) of the DGCL (collectively the “Charter Amendments”). The Charter Amendments were approved by a majority of the shares of the Company's Class A common stock and Class B common stock, voting as a single class.

A recent ruling by the Court of Chancery introduced uncertainty as to whether Section 242(b)(2) of the DGCL would have required the Charter Amendments to be approved by a separate vote of the majority of the Company's then-outstanding shares of Class A common stock.

In light of that ruling, the Petition sought validation of the filing and effectiveness of the Charter Amendments and the shares and securities issued in reliance on the Charter Amendments to resolve any uncertainty with respect to those matters. A hearing on the merits of the Petition was held on February 27, 2023. The Court granted the relief sought in the Petition, validating and declaring effective pursuant to Section 205 of the DGCL the filing and effectiveness of the Charter Amendments and the shares and securities issued in reliance on the Charter Amendments.

For many legal matters, particularly those in early stages, the Company cannot reasonably estimate the possible loss (or range of loss), if any. The Company records an accrual for legal matters at the time or times it determines that a loss is both probable and reasonably estimable. Amounts accrued as of December 31, 2022 and 2021 were not material. Regarding matters for which no accrual has been made (including the potential for losses in excess of amounts accrued), the Company currently believes, based on its own investigations, that any losses (or ranges of losses) that are reasonably possible and estimable will not, in the aggregate, have a material adverse effect on its financial position, results of operations, or cash flows. However, the ultimate outcome of legal proceedings involves judgments, estimates, and inherent uncertainties and cannot be predicted with certainty. Should the ultimate outcome of any legal matter be unfavorable, the Company's business, financial condition, results of operations, or cash flows could be materially and adversely affected. The Company may also incur substantial legal fees, which are expensed as incurred, in defending against legal claims.

Other commitments

The Company's minimum purchase commitments consist of non-cancellable agreements to purchase goods and services, primarily for materials, and licenses and hosting services, entered into in the ordinary course of business.

As of December 31, 2022, future minimum purchase commitments in aggregate during the next five years and thereafter are as follows (amounts in thousands):

Fiscal Year	Minimum Purchase Commitments
2023	$2,775
2024	3,150
2025	2,358
2026	2,105
2027	1,418
Thereafter	—
Total	$11,806

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

QuantumScape Corporation

Notes to Consolidated Financial Statements — Continued

December 31, 2022

The Company recorded these warrants as liabilities on the Consolidated Balance Sheets at fair value, with subsequent changes in their respective fair values recognized in the Change in fair value of Assumed Common Stock Warrant liabilities within the Consolidated Statement of Operations and Comprehensive Income (Loss) at each reporting date prior to exercise or redemption. The Public Warrants were publicly traded and thus had an observable market price to estimate fair value, and the Private Placement Warrants were effectively valued similar to the Public Warrants. As a result, the Company recognized a $168.7 million gain and $581.9 million loss non-cash change in fair value of Assumed Common Stock Warrant liabilities, in the Consolidated Statements of Operations and Comprehensive Income (Loss) for the years ended December 31, 2021 and 2020, respectively.

All Public Warrants and Private Placement Warrants were exercised or redeemed during the year ended December 31, 2021.

Note 9. Stockholders’ Equity

As of December 31, 2022 and 2021, 1,350,000,000 shares, $0.0001 par value per share are authorized, of which, 1,000,000,000 shares are designated as Class A Common Stock, 250,000,000 shares are designated as Class B Common Stock, and 100,000,000 shares are designated as Preferred Stock.

Common Stock

Holders of the common stock are entitled to dividends when, as, and if, declared by the Board, subject to the rights of the holders of all classes of stock outstanding having priority rights to dividends. As of December 31, 2022, the Company had not declared any dividends. The holder of each share of Class A Common Stock is entitled to one vote, and the holder of each share of Class B Common Stock is entitled to ten votes.

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

As of December 31, 2022, 62,915,959 shares of Class A Common Stock are authorized for issuance pursuant to awards under the 2020 Plan, plus any shares of Class A Common Stock subject to stock options, restricted stock units or other awards that were assumed in the Business Combination and terminate as a result of being unexercised or are forfeited or repurchased by the Company, with the maximum number of shares to be added to the 2020 Plan equal to 69,846,580 shares of Class A Common Stock. As of December 31, 2022, 33,806,148 shares of Class A Common Stock are reserved and available for future issuance under the 2020 Plan.

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

QuantumScape Corporation

Notes to Consolidated Financial Statements — Continued

December 31, 2022

Stock Options

Stock option activity under the Plans, including the EPA Program discussed below is as follows:

	Number of Shares Outstanding (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Intrinsic value (in thousands)
Balance as of December 31, 2021 (1)	53,078	$7.74	6.78
Granted (2)	2,100	23.04
Cancelled and forfeited (3)	(1,222)	16.66
Exercised	(3,832)	1.39
Balance as of December 31, 2022	50,124	$8.65	6.05	$129,209
Vested and expected to vest as of December 31, 2022(4)	40,549	$5.25	5.36	$129,209
Vested and exercisable as of December 31, 2022	31,042	$1.73	4.44	$122,355

(1) This includes 14.7 million options granted in December 2021 pursuant to the EPA Program.

(2) All options granted during the year ended December 31, 2022, were granted pursuant to the EPA Program.

(3) This includes 0.8 million options forfeited from the EPA program.

(4) This includes 6.4 million options granted pursuant to the EPA Program that are currently expected to vest. None of the options granted pursuant to the EPA Program were vested and exercisable as of December 31, 2022.

Options with a weighted average fair value of $4.93 per share, $20.58 per share and $2.67 per share were granted during the year ended December 31, 2022, December 31, 2021 and December 31, 2020, respectively.

The aggregate intrinsic value of options exercised during the years ended December 31, 2022, December 31, 2021 and December 31, 2020 was $42.0 million and $489.7 million and $3.5 million, respectively.

Additional information regarding options outstanding as of December 31, 2022, is as follows:

Range of Exercise Price per Share	Number of Options Outstanding (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
$0.64	2,414	$0.64	$0.32
$1.05 - $1.35	19,107	$1.29	$3.85
$2.38	10,112	$2.38	$6.56
$6.23	2,533	$6.23	$7.68
23.04	15,958	$23.04	$8.96
	50,124	$8.65	$6.05

Stock-based compensation expense is based on the grant-date fair value. The Company recognizes compensation expense for awards with only service conditions on a straight-line basis over the requisite service period of the awards, which is generally the option vesting term of four years.

Excluding options granted pursuant to the EPA Program, as of December 31, 2022, the Company had stock-based compensation of $6.4 million related to unvested stock options not yet recognized that are expected to be recognized over an estimated weighted average period of 1.8 years.

QuantumScape Corporation

Notes to Consolidated Financial Statements — Continued

December 31, 2022

The following weighted average assumptions were used as inputs to the Monte Carlo simulation in determining the estimated grant-date fair value of the Company’s stock options for the year ended December 31, 2022:

	Year Ended December 31,
	2022	2021
Volatility	98.69%	112.49%
Risk-free interest rate	3.52%	1.44%
Expected dividend	—	—
Cost of equity	14.62%	11.66%
Weighted average fair value at grant date	$4.93	$20.58

All options granted during the years ended December 31, 2022 and December 31, 2021, were granted pursuant the EPA Program and were valued using a Monte Carlo simulation. The Monte Carlo simulation used in the valuation of the options required the Company to make assumptions and judgements about the variables used in the calculation including the expected term, volatility of the Company's common stock and cost of equity. The Company estimated expected term based on the midpoint between the time of vesting and the remaining time to expiration of the option. For options granted in December 2021, given the limited market trading history of the Company's common stock, volatility is based on a weighted blend of (i) the average volatility of peer companies within the automotive and energy storage industries multiplied by a ratio of the Company's volatility based on available stock price data as compared to the average volatility of the Company's peers over the same period and (ii) our implied volatility from exchange traded options. For options granted in December 2022, volatility is based on a blend of (i) the Company’s historical volatility from daily closing stock prices given increased trading history and (ii) the Company’s implied volatility from exchange traded options. Cost of equity is calculated using (i) risk-free rate, (ii) average peer group market beta and (iii) the market-risk premium.

The following weighted average assumptions were used as inputs to the Black-Scholes Option Pricing Model in determining the estimated grant-date fair value of the Company’s stock options for the years ended December 31, 2020:

Year Ended December 31,
2020
Volatility	70.00%
Risk-free interest rate	0.39%
Expected term (in years)	6.08
Expected dividend	—
Weighted average fair value at grant date	$2.67

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

EPA Program

In December 2021, the Company granted stock options for the purchase of an aggregate of approximately 14.7 million shares of the Company's Class A Common Stock to the Company's Chief Executive Officer and other members of the Company’s management team pursuant to the EPA Program that was approved by the Company's stockholders in December 2021. In December 2022, the remaining 2.1 million stock options under the EPA Program were granted to members of the Company's management team under the same terms as those in the initial grant in 2021, representing the final grant pursuant to the EPA Program approved in December 2021. The EPA Program consists of five equal tranches (each a “Tranche”) that vest if the Company meets certain business milestones (performance conditions) and stock price targets (market conditions).

QuantumScape Corporation

Notes to Consolidated Financial Statements — Continued

December 31, 2022

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

QuantumScape Corporation

Notes to Consolidated Financial Statements — Continued

December 31, 2022

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

The Company accounts for the compensation expense associated with each tranche when it determines that achievement of a related business milestone is considered probable. As of December 31, 2022, the two tranches were considered probable.

For the years ended December 31, 2022 and 2021, the Company recorded stock-based compensation expense of $49.4 and $2.4 million, respectively related to the EPA Program. As of December 31, 2022, the Company had approximately $65.3 million of total unrecognized stock-based compensation expense for the business milestones currently considered probable of achievement, which will be recognized over an estimated weighted-average period of 2.7 years. As of December 31, 2022, the Company had approximately $178.4 million of total unrecognized stock-based compensation expense for the business milestones currently considered not probable of achievement.

Restricted Stock Units

Restricted stock unit activity under the Plans are as follows:

	Number of Restricted Stock Units (in thousands)	Weighted Average Grant Date Fair Value
Balance as of December 31, 2020	13,913	$8.94
Granted	2,082	30.28
Vested	(5,027)	6.00
Forfeited	(414)	10.97
Balance as of December 31, 2021	10,555	14.48
Granted	12,466	13.13
Vested	(5,297)	12.75
Forfeited	(1,161)	17.18
Balance as of December 31, 2022	16,563	13.79

The fair value of restricted stock units which vested during the year ended December 31, 2022 and December 31, 2021 was $65.5 million and $198.0 million, respectively. No restricted stock units vested during the year ended December 31, 2020.

As of December 31, 2022, unrecognized compensation costs related to restricted stock units was $207.9 million and is expected to be recognized over a weighted average period of 2.9 years.

Stock-Based Compensation Expense

Total stock-based compensation expense recognized in the accompanying Consolidated Statements of Operations and Comprehensive Loss for all equity awards is as follows (amounts in thousands):

	Year Ended December 31,
	2022	2021	2020
Research and development	$62,892	$29,653	$9,889
General and administrative	64,218	22,522	7,135
Total stock-based compensation expense	$127,110	$52,175	$17,024

QuantumScape Corporation

Notes to Consolidated Financial Statements — Continued

December 31, 2022

Note 10. Earnings (Loss) Per Share

Basic net loss per share is computed by dividing the net loss by the weighted-average number of shares of common stock outstanding during the period. Diluted earnings per share adjusts basic earnings per share for the potentially dilutive impact of stock options and warrants. As the Company has reported a loss for the year ended December 31, 2022, potentially dilutive securities including stock options and warrants, are antidilutive and accordingly, basic net loss per share equals diluted net loss per share.

The following table sets forth the computation of basic and diluted loss per Class A Common Stock and Class B Common Stock (amounts in thousands, except per share amounts):

	Year Ended December 31,
	2022	2021	2020

Numerator:
Net loss attributable to common stockholders - Basic	$(411,907)	$(45,966)	$(1,681,777)
Less: Change in fair value of assumed common stock warrant liabilities	—	(168,674)	—
Net loss attributable to common stockholders - Diluted	$(411,907)	$(214,640)	$(1,681,777)
Denominator:
Weighted average Class A and Class B Common Stock outstanding- Basic	432,973	404,259	252,144
Effect of dilutive securities	—	5,250	—
Weighted average Class A and Class B Common Stock outstanding - Diluted	432,973	409,509	252,144

Net loss per share attributable to Class A and Class B Common stockholders - Basic	$(0.95)	$(0.11)	$(6.67)
Net loss per share attributable to Class A and Class B Common stockholders - Diluted	$(0.95)	$(0.52)	$(6.67)

The following table presents the potential common stock outstanding that was excluded from the computation of diluted net loss per share of common stock as of the periods presented because including them would have been antidilutive (amounts in thousands):

	Year Ended December 31,
	2022	2021	2020
Warrants	—	—	18,150
Options outstanding	50,124	53,078	55,316
Restricted stock units	16,563	10,555	13,913
VGA contingent purchase commitment (1)	—	—	15,221
Total	66,687	63,633	102,600

(1)
This refers to VGA’s commitment to purchase 15.2 million shares of Class A Common Stock for $100.0 million subject to certain conditions including the achievement of a specified technical milestone by March 31, 2021. All shares were issued subsequent to the fulfillment of these conditions.

Note 11. Joint Venture and Redeemable Non-Controlling Interest

As described in Note 2, Summary of Significant Accounting Policies, in September 2018, the Company entered into a JVA with VWGoA and VGA and formed QSV. The Company determined the entity was a VIE with a related party, and the Company’s operations were more closely associated with QSV. As such, the Company consolidates QSV for financial reporting purposes, and a non-controlling interest is recorded for VGA’s interest in the net assets and operations of QSV's operations to the extent of the VGA investment. The Company’s Consolidated Balance Sheets includes $3.4 million cash and cash equivalents, of QSV both as of December 31, 2022 and December 31, 2021. Although the Company has consolidated the net assets of QSV, it has no right to the use of those assets for its standalone operations.

QuantumScape Corporation

Notes to Consolidated Financial Statements — Continued

December 31, 2022

The following table sets forth the change in redeemable non-controlling interest for years ended December 31, 2022, 2021 and 2020 (amounts in thousands):

Redeemable Non-Controlling Interest
Balance as of December 31, 2019	$1,710
Net loss attributable to redeemable non-controlling interest in QSV	(6)
Balance as of December 31, 2020	$1,704
Net loss attributable to redeemable non-controlling interest in QSV	(11)
Balance as of December 31, 2021	$1,693
Net income attributable to redeemable non-controlling interest in QSV	11
Balance as of December 31, 2022	$1,704

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

In September 2020, the Company entered into an agreement with VWGoA under which the Company agreed to reserve $134.0 million from the aggregate proceeds of the Series F Preferred Stock financings and the Business Combination to fund its expected equity contributions to QSV, which amounts are included in cash and cash equivalents and marketable securities in the accompanying Consolidated Balance Sheets as of December 31, 2022 and 2021.

Note 12. Income Taxes

The Company has no domestic provision for income taxes for the years ended December 31, 2022, 2021 and 2020. The Company has no domestic current tax expense from losses generated in the U.S. and no deferred expense from the valuation allowance. The Company established a foreign subsidiary in Japan during the year ended December 31, 2021. The foreign tax provision for the year ended December 31, 2022, and December 31, 2021 is not material.

A reconciliation from U.S. statutory rate of 21% to the effective rate is as follows:

	Year Ended December 31,
	2022	2021	2020

Federal Statutory rate	21.0%	21.0%	21.0%
State tax expense	7.0%	7.1%	0.0%
Stock-based compensation	1.7%	349.5%	0.0%
Change in fair value of assumed common stock warrant liabilities	0.0%	103.1%	(7.3%)
Research and development tax credit	2.7%	41.5%	0.2%
Permanent tax items	(0.1%)	(7.1%)	(0.2%)
State rate differential - change in apportionment	0.0%	4.4%	(0.1%)
Prior year deferred true-up	4.6%	2.5%	0.1%
Change in fair value of Series F tranche liabilities	0.0%	0.0%	(12.5%)
Sec. 162(m) wage limitation	(2.2%)	(113.9%)	(0.1%)
Change to valuation allowance	(34.7%)	(408.1%)	(1.1%)
Effective tax rate	0.0%	0.0%	0.0%

QuantumScape Corporation

Notes to Consolidated Financial Statements — Continued

December 31, 2022

Significant components of the Company’s net deferred tax assets as of December 31, 2022 and 2021, are as follows (amounts in thousands):

	Year Ended December 31,
	2022	2021
Deferred tax assets:
Net operating losses	$336,617	$257,426
Tax credits	58,476	35,149
Accruals and stock-based compensation	28,152	10,479
Lease liability	30,571	20,234
Section 174 capitalized research & development	45,369	—
Intangibles	—	685
Gross deferred tax assets	499,185	323,973
Valuation allowance	(438,212)	(293,211)
Total deferred tax assets	$60,973	$30,762
Deferred tax liabilities:
Right of use assets	$(24,450)	$(18,999)
Intangibles	(561)	—
Fixed assets	(35,962)	(11,763)
Total deferred tax liabilities	(60,973)	(30,762)
Total net deferred tax assets	$—	$—

Recognition of deferred tax assets is appropriate when realization of such assets is more likely than not. Based upon the weight of available evidence, which includes the Company’s historical operating performance, cumulative net losses, and projected future losses, the Company has provided a full valuation allowance against its deferred tax assets. The Company’s valuation allowance increased by $145.0 million, $187.4 million and $20.1 million for the years ended December 31, 2022, 2021 and 2020, respectively. A reconciliation of the beginning and ending balances of the valuation allowance is as follows (amounts in thousands):

	Year Ended December 31,
	2022	2021	2020
Beginning of the year	$(293,211)	$(105,781)	$(85,677)
Increase	(145,001)	(187,430)	(20,104)
End of the year	$(438,212)	$(293,211)	$(105,781)

As of December 31, 2022, the Company had federal and state net operating loss carryforwards of approximately $1.20 billion and $1.19 billion, respectively. The federal net operating loss carryforwards of $170.2 million generated prior to 2018 will expire at various dates beginning in 2030, if not utilized. We have federal net operating loss carryforwards of $1.03 billion, which can be carried forward indefinitely. The state net operating loss carryforwards will expire at various dates beginning in 2030, if not utilized.

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

QuantumScape Corporation

Notes to Consolidated Financial Statements — Continued

December 31, 2022

As of December 31, 2022, the Company also has federal and California research and development credits of $68.4 million and $48.5 million, respectively. The federal tax credit carryforwards will expire beginning in 2031, if not utilized. The state tax credit carryforwards do not expire.

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

A reconciliation of the beginning and ending balances of unrecognized tax benefits is as follows (amounts in thousands):

	Year Ended December 31,
	2022	2021	2020
Beginning of the year	$32,172	$6,575	$7,076
Increase—current year positions	12,388	20,633	1,553
Decrease—current year positions	(5,056)	—	—
Increase—prior year positions	13,298	5,056	193
Decrease—prior year positions	—	(92)	(2,247)
End of the year	$52,802	$32,172	$6,575

Due to the Company’s full valuation allowance, the unrecognized tax benefits would not materially impact the Company’s effective tax rate when recognized. The Company does not anticipate the total amounts of unrecognized tax benefits will significantly increase or decrease in the next 12 months.

The Company’s policy is to classify interest and penalties associated with uncertain tax positions, if any, as a component of its income tax provision. For the years ended December 31, 2022, 2021 and 2020, the Company had no interest or penalties related to unrecognized tax benefits.

The federal and state income tax returns are open under the statute of limitations subject to tax examinations for the tax years ended December 31, 2019 through December 31, 2021 and December 31, 2018 through December 31, 2021, respectively. To the extent the Company has tax attribute carryforwards, the tax years in which the attribute was generated may still be adjusted upon examination by the IRS or state tax authorities to the extent utilized in a future period.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2022, the end of the period covered by this Report. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered by this Report, our disclosure controls and procedures were effective.

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

Our management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2022. In making this assessment, management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) (2013 framework).

Based on this assessment, our management concluded that our internal control over financial reporting was effective as of December 31, 2022.

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarterly period ended December 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

None.

PART III

In accordance with General Instruction G.(3) of Form 10-K certain information required by this Part III will either be incorporated into this Report by reference to our definitive proxy statement for our 2023 Annual Meeting of Stockholders filed within 120 days after December 31, 2022 or will be included in an amendment to this Report filed within 120 days after December 31, 2022.

Item 10. Directors, Executive Officers and Corporate Governance.

The information that is responsive to this Item 10 of Form 10-K will be included in our 2023 Proxy Statement and is incorporated herein by reference.

Item 11. Executive Compensation

The information that is responsive to this Item 11 of Form 10-K will be included in our 2023 Proxy Statement and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information that is responsive to this Item 12 of Form 10-K will be included in our 2023 Proxy Statement and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information that is responsive to this Item 13 of Form 10-K will be included in our 2023 Proxy Statement and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services.

The information that is responsive to this Item 14 of Form 10-K will be included in our 2023 Proxy Statement and is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a) List the following documents filed as a part of the report:

(1) Financial Statements:

(2) Financial Statement Schedules. None.

(3) The exhibits listed below are filed as part of this Report are incorporated herein by reference, in each case as indicated below.

Exhibit Index

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date

2.1	Business Combination Agreement, dated as of September 2, 2020, by and among Kensington Capital Acquisition Corp., Kensington Capital Merger Sub Corp. and Legacy QuantumScape.	S-4/A	333-248930	2.1	November 12, 2020

2.2	Amendment No. 1 to Business Combination Agreement, dated as of September 21, 2020, by and among Kensington Capital Acquisition Corp., Kensington Capital Merger Sub Corp. and Legacy QuantumScape.	S-4/A	333-248930	2.2	November 12, 2020

3.1	Amended and Restated Certificate of Incorporation of the Company.	8-K	001-39345	3.1	December 2, 2020

3.2	Amended and Restated Bylaws of the Company.	8-K	001-39345	3.1	October 25, 2022

4.1	Specimen Common Stock Certificate.	8-K	001-39345	4.1	December 2, 2020

4.2	Description of Securities.	10-K	001-39345	4.4	February 28, 2022

10.1	Registration Rights and Lock-up Agreement, dated as of September 2, 2020, by and among Kensington Capital Acquisition Corp. and the persons named therein.	8-K	001-39345	10.3	September 3, 2020

10.2	Form of Senior Employee Lock-Up Agreement.	8-K	001-39345	10.5	September 3, 2020

10.3+	Form of Indemnification Agreement by and between the Registrant and its directors and officers.	8-K	001-39345	10.7	December 2, 2020

10.4+	The Registrant’s 2020 Equity Incentive Plan.	8-K	001-39345	10.8	December 2, 2020

10.5+	The Registrant’s 2020 Equity Incentive Plan — Form of Stock Option Agreement.	8-K	001-39345	10.9	December 2, 2020

10.6+	The Registrant’s 2020 Equity Incentive Plan — Form of Restricted Stock Unit Agreement.	8-K	001-39345	10.10	December 2, 2020

10.7+	The Registrant’s 2020 Equity Incentive Plan — Form of Restricted Stock Agreement.	8-K	001-39345	10.11	December 2, 2020

10.8+	The Registrant’s 2020 Employee Stock Purchase Plan.	8-K	001-39345	10.12	December 2, 2020

10.9+	Form of Performance Stock Option Agreement under the Extraordinary Performance Award Program	DEF 14A	001-39345	Appendix 1	November 8, 2021

10.10	First Letter Agreement, dated as of September 2, 2020, by and among Kensington Capital Acquisition Corp., Legacy QuantumScape, and Volkswagen Group of America Investments, LLC.	8-K	001-39345	10.6	September 3, 2020

10.11	Second Letter Agreement, dated as of September 2, 2020, by and among Kensington Capital Acquisition Corp., Legacy QuantumScape, and Volkswagen Group of America Investments, LLC.	8-K	001-39345	10.7	September 3, 2020

10.12	Third Letter Agreement, dated as of September 2, 2020, by and among Kensington Capital Acquisition Corp., Legacy QuantumScape, and Volkswagen Group of America Investments, LLC.	8-K	001-39345	10.8	September 3, 2020

10.13+	Offer Letter from Legacy QuantumScape to Timothy Holme, dated January 1, 2011.	S-4/A	333-248930	10.13	November 12, 2020

10.14+	Offer Letter from Legacy QuantumScape to Kevin Hettrich, dated October 11, 2011.	S-4/A	333-248930	10.14	November 12, 2020

10.15+	Offer Letter from Legacy QuantumScape to Michael McCarthy, dated December 21, 2012.	S-4/A	333-248930	10.16	November 12, 2020

10.16+	Offer Letter from Legacy QuantumScape to Mohit Singh, dated April 3, 2013.	S-4/A	333-248930	10.17	November 12, 2020

10.17	Lease, dated May 31, 2013, by and between SI 55, LLC and Legacy QuantumScape.	S-4/A	333-248930	10.18	November 12, 2020

10.18	Amendment to Lease, dated May 19, 2014, by and between SI 55, LLC and Legacy QuantumScape.	S-4/A	333-248930	10.19	November 12, 2020

10.19#	Amended and Restated Limited Liability Company Agreement of QSV Operations LLC, dated May 14, 2020, by and between Legacy QuantumScape and Volkswagen Group of America Investments, LLC.	S-4/A	333-248930	10.20	November 12, 2020

10.20#	Amended and Restated Joint Venture Agreement, dated May 14, 2020, by and among Legacy QuantumScape and the persons named therein.	S-4/A	333-248930	10.21	November 12, 2020

10.21	First Amendment to Amended and Restated Joint Venture Agreement, dated September 21, 2020, by and among Legacy QuantumScape and the persons named therein.	S-4/A	333-248930	10.22	November 12, 2020

10.22#	Series F Preferred Stock Purchase Agreement, dated May 14, 2020, by and between Legacy QuantumScape and Volkswagen Group of America Investments, LLC.	S-4/A	333-248930	10.23	November 12, 2020

10.23	Amendment No. 1 to Series F Preferred Stock Purchase Agreement, dated September 3, 2020, by and among Kensington Capital Acquisition Corp., Legacy QuantumScape and Volkswagen Group of America Investments, LLC.	S-4/A	333-248930	10.24	November 12, 2020

10.24	Letter Agreement, dated as of December 7, 2020, by and among Legacy QuantumScape, the Registrant and Volkswagen Group of America Investments, LLC.	S-1/A	333-251433	10.30	December 28, 2020

10.25+	Employee Incentive Compensation Plan.	8-K	001-39345	10.1	March 15, 2021

10.26+	Form Change in Control and Severance Agreement.	8-K	001-39345	10.2	March 15, 2021

10.27	Series F Closing Agreement, dated March 30, 2021, by an among the Registrant, Legacy QuantumScape and Volkswagen Group of America, Inc.	8-K	001-39345	1.1	April 1, 2021

10.28	Lease Agreement, dated April 2, 2021, between Exeter 1710 Automation, LLC and Legacy QuantumScape	S-1/A	333-251433	10.34	May 10, 2021
10.29	Letter Agreement dated May 13, 2021, by and among Legacy QuantumScape, Volkswagen Group of America, Inc, Volkswagen Group of America Investments, LLC and QSV Operations LLC	8-K	001-39345	10.1	May 17, 2021
10.30	Second Amendment to Lease, dated June 22, 2021, between Legacy QuantumScape and SI 55, LLC.	8-K	001-39345	10.1	June 28, 2021
10.31	Guaranty of Lease, dated June 22, 2021, between Legacy QuantumScape and SI 55, LLC.	8-K	001-39345	10.2	June 28, 2021
10.32	Lease, dated November 1, 2021, by and between the 1750 Landlord and the Company	8-K	001-39345	10.1	November 5, 2021
10.33	Lease, dated November 1, 2021, by and between the 1756/62 Landlord and the Company	8-K	001-39345	10.2	November 5, 2021
10.34	Letter Agreement dated December 17, 2021, by and among QuantumScape Battery, Inc., Volkswagen Group of America, Inc, Volkswagen Group of America Investments, LLC and QSV Operations LLC	8-K	001-39345	10.2	December 17, 2021
10.35+	The Registrant’s Outside Director Compensation Policy	10-Q	001-39345	10.2	May 2, 2022
10.36+	Celina Mikolajczak Separation Agreement and Release Dated June 6, 2022	10-Q	001-39345	10.2	July 29, 2022
10.37+	Celina Mikolajczak Scientific Advisory Board Agreement Dated June 6, 2022	10-Q	001-39345	10.3	July 29, 2022
10.38	Letter Agreement dated September 27, 2022, by and among QuantumScape Battery, Inc., Volkswagen Group of America, Inc, Volkswagen Group of America Investments, LLC and QSV Operations LLC	8-K	001-39345	10.1	September 28, 2022
10.39*#	Letter Agreement, dated as of July 28, 2022, by and between Legacy QuantumScape Battery, Inc. and Volkswagen Group of America Investments, LLC

21.1*	List of Subsidiaries of the Registrant

23.1*	Consent of Independent Registered Accounting Firm, Ernst & Young LLP.

24.1*	Power of Attorney (included in signature page).

31.1*	Rule 13a-14(a) /15(d)-14(a) Certification of Principal Executive Officer.

31.2*	Rule 13a-14(a) /15(d)-14(a) Certification of Principal Financial Officer.

32.1†	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2†	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.
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

QuantumScape Corporation

Date: February 28, 2023	By:	/s/ Jagdeep Singh
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

Name	Title	Date

/s/ Jagdeep Singh	Chief Executive Officer and Chairman	February 28, 2023
Jagdeep Singh	(Principal Executive Officer)

/s/ Kevin Hettrich	Chief Financial Officer	February 28, 2023
Kevin Hettrich	(Principal Financial and Accounting Officer)

/s/ Frank Blome	Director	February 28, 2023
Frank Blome

/s/ Brad Buss	Director	February 28, 2023
Brad Buss

/s/ Jeneanne Hanley	Director	February 28, 2023
Jeneanne Hanley

/s/ Susan Huppertz	Director	February 28, 2023
Susan Huppertz

/s/ Jürgen Leohold	Director	February 28, 2023
Jürgen Leohold

/s/ Gena Lovett	Director	February 28, 2023
Gena Lovett

/s/ Fritz Prinz	Director	February 28, 2023
Fritz Prinz

/s/ J.B. Straubel	Director	February 28, 2023
J.B. Straubel

/s/ Dipender Saluja	Director	February 28, 2023
Dipender Saluja

/s/ Jens Wiese	Director	February 28, 2023
Jens Wiese