Form 10-Q
period 2023-03-31
QuantumScape Corp
filed 2023-04-28
CIK 1811414

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

The number of shares of the registrant’s Class A Common Stock, par value $0.0001 per share outstanding was 373,708,996, and the number of shares of the registrant’s Class B Common Stock, par value $0.0001 per share outstanding was 69,953,046, as of April 21, 2023.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Unless the context otherwise requires, all references to “QuantumScape,” “we,” “us,” “our,” or the “Company” in this Quarterly Report on Form 10-Q (this “Report”) refer to the current QuantumScape Corporation and its subsidiaries.

The Company makes forward-looking statements in this Report and in documents incorporated herein by reference. All statements, other than statements of present or historical fact included in or incorporated by reference in this Report, regarding the Company’s future financial performance, as well as the Company’s strategy, future operations, financial position, estimated revenues and losses, projected costs, prospects, plans and objectives of management are forward-looking statements. When used in this Report, the words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “prospective,” “should,” “will,” “would,” the negative of such terms, and other similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words. These forward-looking statements are based on management’s current expectations, assumptions, hopes, beliefs, intentions and strategies regarding future events and are based on currently available information as to the outcome and timing of future events. The Company cautions you that these forward-looking statements are subject to risks and uncertainties, including those described in Part II, Item 1A, "Risk Factors" in this Report, most of which are difficult to predict and many of which are beyond the control of the Company and incident to its business. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make.

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

As a result of a number of known and unknown risks and uncertainties, the Company’s actual results or performance may be materially different from those expressed or implied by these forward-looking statements. Some factors that could cause actual results to differ include those discussed in Part II, Item 1A, “Risk Factors” in this Report and in our other filings with the Securities and Exchange Commission (“SEC”).

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

QuantumScape Corporation

Condensed Consolidated Balance Sheets (Unaudited)

(In Thousands, Except per Share Amounts)

	March 31,	December 31,
	2023	2022
Assets
Current assets
Cash and cash equivalents ($3,427 and $3,395 as of March 31, 2023 and December 31, 2022, respectively, for joint venture)	$241,210	$235,393
Marketable securities	741,939	826,340
Prepaid expenses and other current assets	11,476	10,591
Total current assets	994,625	1,072,324
Property and equipment, net	311,358	295,934
Right-of-use assets - finance lease	27,295	28,013
Right-of-use assets - operating lease	59,566	60,782
Other assets	18,330	18,353
Total assets	$1,411,174	$1,475,406
Liabilities, redeemable non-controlling interest and stockholders’ equity
Current liabilities
Accounts payable	$17,195	$21,420
Accrued liabilities	10,395	7,477
Accrued compensation and benefits	9,269	13,061
Operating lease liability, short-term	3,987	3,478
Finance lease liability, short-term	2,677	1,373
Total current liabilities	43,523	46,809
Operating lease liability, long-term	61,481	62,560
Finance lease liability, long-term	37,300	38,005
Other liabilities	10,161	8,488
Total liabilities	152,465	155,862
Commitments and contingencies (see Note 7)
Redeemable non-controlling interest	1,720	1,704
Stockholders’ equity
Preferred stock- $0.0001 par value; 100,000 shares authorized; none issued and outstanding as of March 31, 2023 and December 31, 2022	—	—
Common stock - $0.0001 par value; 1,250,000 shares authorized (1,000,000 Class A and 250,000 Class B); 373,677 Class A and 69,953 Class B shares issued and outstanding as of March 31, 2023, 358,505 Class A and 79,454 Class B shares issued and outstanding as of December 31, 2022	44	44
Additional paid-in-capital	3,809,459	3,771,181
Accumulated other comprehensive loss	(12,355)	(17,873)
Accumulated deficit	(2,540,159)	(2,435,512)
Total stockholders’ equity	1,256,989	1,317,840
Total liabilities, redeemable non-controlling interest and stockholders’ equity	$1,411,174	$1,475,406

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

QuantumScape Corporation

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) (Unaudited)

(In Thousands, Except per Share Amounts)

	Three Months Ended March 31,
	2023	2022
Operating expenses:
Research and development	$76,941	$61,345
General and administrative	33,037	29,312
Total operating expenses	109,978	90,657
Loss from operations	(109,978)	(90,657)
Other income (loss):
Interest expense	(600)	(600)
Interest income	6,277	816
Other income (expense)	(330)	88
Total other income	5,347	304
Net loss	(104,631)	(90,353)
Less: Net income (loss) attributable to non-controlling interest, net of tax of $0	16	(1)
Net loss attributable to common stockholders	$(104,647)	$(90,352)
Net loss	$(104,631)	$(90,353)
Other comprehensive income (loss):
Unrealized gain (loss) on marketable securities	5,518	(11,616)
Total comprehensive loss	(99,113)	(101,969)
Less: Comprehensive income (loss) attributable to non-controlling interest	16	(1)
Comprehensive loss attributable to common stockholders	$(99,129)	$(101,968)

Basic and Diluted net loss per share	$(0.24)	$(0.21)
Basic and Diluted weighted-average common shares outstanding	440,085	429,335

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

QuantumScape Corporation

Condensed Consolidated Statements of Redeemable Non-Controlling Interest and Stockholders’ Equity (Unaudited)

(In Thousands)

	Redeemable Non- Controlling	Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
Three Months Ended March 31, 2023	Interest	Shares	Amount	Capital	Deficit	Loss	Equity
Balance as of December 31, 2022	$1,704	437,959	$44	$3,771,181	$(2,435,512)	$(17,873)	$1,317,840
Exercise of stock options	—	4,081	—	4,050	—	—	4,050
Shares issued upon vesting of restricted stock units	—	1,590	—	—	—	—	—
Stock-based compensation	—	—	—	34,228	—	—	34,228
Net income (loss)	16	—	—	—	(104,647)	—	(104,647)
Unrealized gain (loss) on marketable securities	—	—	—	—	—	5,518	5,518
Balance as of March 31, 2023	$1,720	443,630	$44	$3,809,459	$(2,540,159)	$(12,355)	$1,256,989

	Redeemable Non- Controlling	Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
Three Months Ended March 31, 2022	Interest	Shares	Amount	Capital	Deficit	Loss	Equity
Balance as of December 31, 2021	$1,693	428,319	$43	$3,634,665	$(2,023,605)	$(4,208)	$1,606,895
Exercise of stock options	—	870		1,287	—	—	1,287
Shares issued upon vesting of restricted stock units	—	1,195	—	—	—	—	—
Stock-based compensation	—	—	—	28,481	—	—	28,481
Net loss	(1)	—	—	—	(90,352)	—	(90,352)
Unrealized loss on marketable securities	—	—	—	—	—	(11,616)	(11,616)
Balance as of March 31, 2022	$1,692	430,384	$43	$3,664,433	$(2,113,957)	$(15,824)	$1,534,695

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

QuantumScape Corporation

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In Thousands)

	Three Months Ended March 31,
	2023	2022
Operating activities
Net loss	$(104,631)	$(90,353)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	9,505	4,724
Amortization of right-of-use assets and non-cash lease expense	1,933	1,792
Amortization of premiums and accretion of discounts on marketable securities	(2,176)	2,185
Stock-based compensation expense	37,990	28,481
Other	599	560
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(862)	2,082
Accrued compensation and benefits	(7,554)	(1,289)
Accounts payable and accrued liabilities	3,446	3,957
Operating lease liability and other	(569)	460
Net cash used in operating activities	(62,319)	(47,401)
Investing activities
Purchases of property and equipment	(28,012)	(39,294)
Proceeds from maturities of marketable securities	191,043	218,500
Proceeds from sales of marketable securities	1,477	13,113
Purchases of marketable securities	(100,422)	(183,892)
Net cash provided by investing activities	64,086	8,427
Financing activities
Proceeds from exercise of stock options	4,050	1,287
Net cash provided by financing activities	4,050	1,287
Net increase (decrease) in cash, cash equivalents and restricted cash	5,817	(37,687)
Cash, cash equivalents and restricted cash at beginning of period	252,916	338,223
Cash, cash equivalents and restricted cash at end of period	$258,733	$300,536
Supplemental disclosure of cash flow information
Purchases of property and equipment, not yet paid	$13,437	$7,754

The following presents the Company’s cash, cash equivalents and restricted cash by category in the Company’s Condensed Consolidated Balance Sheets (Unaudited) (amounts in thousands):

	As of March 31,
	2023	2022
Cash and cash equivalents	$241,210	$283,013
Other assets	17,523	17,523
Total cash, cash equivalents and restricted cash	$258,733	$300,536

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

QuantumScape Corporation

Notes to Condensed Consolidated Financial Statements (Unaudited)

March 31, 2023

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

The Company is focused on the development and commercialization of its solid-state lithium-metal batteries. Planned principal operations have not yet commenced. As of March 31, 2023, the Company had not derived revenue from its principal business activities.

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

Legacy QuantumScape was a single-legal entity prior to becoming a partner with Volkswagen in QSV Operations LLC (“QSV”). As noted in the section titled “Joint Venture and Redeemable Non-Controlling Interest” below, Legacy QuantumScape determined QSV was a VIE for which it was required to consolidate the operations upon its formation in 2018. Following the closing of the Business Combination, the Company made the same determination and the Company continued to consolidate the operations of QSV in the three months ended March 31, 2023 as the determination of the VIE has not changed.

All intercompany accounts and transactions are eliminated in consolidation.

Use of Estimates

The preparation of financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of commitments and contingencies at the date of the financial statements as well as reported amounts of expenses during the reporting periods. Estimates made by the Company include, but are not limited to, those related to the valuation of common stock prior to the Business Combination and valuation of awards under the Extraordinary Performance Award Program (the “EPA Program”) among others. The Company bases these estimates on historical experience and on various other assumptions that it believes are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying amounts of assets and liabilities that are not readily apparent from other sources. Actual results could differ materially from those estimates.

Unaudited Interim Condensed Consolidated Financial Statements

The accompanying interim Condensed Consolidated Balance Sheets as of March 31, 2023, the interim Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), the interim Condensed Consolidated Statements of Redeemable Non-Controlling Interest and Stockholders’ Equity for the three months ended March 31, 2023 and 2022, and the interim Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2023 and 2022, are unaudited. The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited annual consolidated financial statements and, in management’s opinion, include adjustments consisting of only normal recurring adjustments necessary for the fair statement of the Company’s financial position as of March 31, 2023 and its results of operations for the three months ended March 31, 2023 and 2022, and cash flows for the three months ended March 31, 2023 and 2022. The financial data and the other financial information disclosed in the notes to these condensed consolidated financial statements related to the three months are also unaudited. The results of operations for the three months ended March 31, 2023 and 2022 are not necessarily indicative of the results to be expected for the full fiscal year or any other period.

These unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the related notes included in the Company’s audited annual consolidated financial statements for the year ended December 31, 2022, included in the Company's Annual Report on Form 10-K for the year ended December 31, 2022, filed on February 28, 2023 (the “Annual Report”).

Joint Venture and Redeemable Non-Controlling Interest

QSV was incorporated as a limited liability company in 2018. Volkswagen Group of America, Inc. (“VWGoA”), Volkswagen Group of America Investments, LLC (“VGA”) and Legacy QuantumScape executed a Joint Venture Agreement (“JVA”), effective September 2018, with the goal of jointly establishing a manufacturing facility to produce the pilot line of the Company’s product through QSV. In connection with this agreement, the parties also have entered into two operating agreements: (i) the Limited Liability Company Agreement of QSV to govern the respective rights and obligations as members of QSV and (ii) the Common IP License Agreement for the Company to license certain intellectual property pertaining to automotive battery cells as defined in the JVA to VWGoA, VGA and QSV.

Volkswagen is a related party stockholder (approximately 23.1% and 21.5% voting interest holder of the Company as of March 31, 2023 and December 31, 2022, respectively). Upon the effectiveness of the JVA, each party contributed $1.7 million in cash to capitalize QSV in exchange for 50% equity interests.

The joint venture is considered a VIE with a related party and therefore the related party whose business is more closely related to the planned operations of the joint venture is required to consolidate the operations.

The Company determined its operations were most closely aligned with the operations of the joint venture and therefore has consolidated the results of QSV’s operations in its Condensed Consolidated Balance Sheets, Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), and Condensed Consolidated Statements of Redeemable Non-Controlling Interest and Stockholders’ Equity. QSV had minimal operations through March 31, 2023.

The Company classifies non-controlling interests with redemption features that are not solely within the control of the Company within temporary equity on the Company’s Condensed Consolidated Balance Sheets in accordance with ASC 480-10-S99-3A, SEC Staff Announcement: Classification and Measurement of Redeemable Securities (“ASC 480-10-S99-3A”). The non-controlling interest was recorded outside of stockholders’ equity because the non-controlling interest provides the holder with put rights in the event of, amongst others, (i) the failure by the Company to meet specified development milestones within certain timeframes, (ii) the parties to the JVA cannot agree to certain commercial terms within certain timeframes, or (iii) a change of control of the Company, which such events are considered not solely within the Company’s control. The Company adjusts redeemable non-controlling interests for the portion of net loss attributable to the redeemable non-controlling interests. As of March 31, 2023, the redeemable non-controlling interest is equivalent to the value of Volkswagen's interest in the joint venture. The commercialization timeline originally contemplated in 2018 by the joint venture agreements, and by subsequent amendments, has changed, and at the time of filing of our Annual Report, certain milestones contemplated by the joint venture agreements had not been met. As a result, Volkswagen’s right to exercise its put rights has been triggered. If Volkswagen exercises such rights, the joint venture with Volkswagen and Volkswagen’s commitments to purchase output capacity from the joint venture would terminate, and we would be obligated to purchase Volkswagen’s interest in the joint venture for its book value. As of March 31, 2023, the book value of this interest was approximately $1.7 million and is recorded as a redeemable non-controlling interest in our Consolidated Balance Sheets. To date, Volkswagen has not informed us of any intention to exercise their put rights.

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to credit risk consist principally of cash and cash equivalents and marketable securities. As of March 31, 2023 and December 31, 2022, approximately $186.2 million and $107.4 million of our total cash and cash equivalents and marketable securities, are held in U.S. money market funds, and $582.0 million and $610.5 million are invested in U.S. government and agency securities, respectively. The Company seeks to mitigate its credit risk with respect to cash and cash equivalents and marketable securities by making deposits with what we believe to be large, reputable financial institutions and investing in high credit rated shorter-term instruments.

Cash and Cash Equivalents and Restricted Cash

Management considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

Restricted cash is maintained under an agreement that legally restricts the use of such funds and is reported within other assets as the date of availability or disbursement for all restricted cash is more than one year from March 31, 2023.

Restricted cash is comprised of $17.5 million, as of both March 31, 2023 and December 31, 2022, all of which is pledged as a form of security for the Company’s lease agreements for its headquarters and pre-pilot manufacturing facilities.

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

Impairment of Long-Lived Assets

The Company evaluates the carrying value of long-lived assets when indicators of impairment exist. The carrying value of a long-lived asset is considered impaired when the estimated separately identifiable, undiscounted cash flows from such an asset are less than the carrying value of the asset. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair value of the long-lived asset. There was no material impairment charge in the three months ended March 31, 2023 and 2022.

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

Stock-Based Compensation

The Company measures and recognizes compensation expense for all stock-based awards made to employees, directors, and non-employees, including stock options, restricted stock units and restricted shares, based on estimated fair values recognized over the requisite service period. The Company accounts for forfeitures when they occur.

The fair values of options granted with only service conditions are estimated on the grant date using the Black-Scholes option pricing model. This valuation model for stock-based compensation expense requires the Company to make assumptions and judgments about the variables used in the calculation, including the expected term (weighted-average period of time that the options granted are expected to be outstanding), the volatility of the Company’s common stock, and an assumed risk-free interest rate. The Company recognizes compensation expense for all options with only service conditions on a straight-line basis over the requisite service period of the awards, which is generally the option vesting term of four years.

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

For performance-based options with a vesting schedule based on the attainment of both performance and market conditions, along with service conditions, each quarter the Company assesses whether it is probable that it will achieve each performance condition that has not previously been achieved or deemed probable of achievement and if so, the future time when the Company expects to achieve that business milestone, or its “expected business milestone achievement time.” When the Company first determines that a business milestone has become probable of being achieved, the Company allocates the entire expense for the related tranche over the number of quarters between the grant date and the then-applicable “expected vesting date,” which represents the requisite service period. The requisite service period at any given time is generally the period between the grant date and the later of (i) the expected time when the performance condition will be achieved (if the related performance condition has not yet been achieved) and (ii) the expected time when the market condition will be achieved (if the related market condition has not yet been achieved). The Company immediately recognizes a cumulative catch-up expense for all accumulated expense for the quarters from the grant date through the quarter in which the performance condition was first deemed probable of being achieved. Each quarter thereafter, the Company recognizes the then-remaining expense for the tranche through the end of the requisite service period except that upon vesting of a tranche, all remaining expense for that tranche is immediately recognized.

The fair values of restricted stock units granted with service conditions only are based on the closing price of the Company’s Class A Common Stock on the date of grant. The Company recognizes compensation expense for restricted stock units with only service conditions on a straight-line basis over the requisite service period of the awards, which is generally the award vesting term of four years.

The fair values of restricted stock units granted with service and performance conditions are based on the closing price of the Company’s Class A Common Stock on the grant date. The vesting schedule of such awards is based entirely on the attainment of both service and performance conditions. Each quarter the Company assesses whether it is probable that it will achieve each performance condition and if so, the future time when the Company expects to achieve that performance condition, the “expected vesting date”. When the Company first determines that a performance condition has become probable of being achieved, the Company allocates the entire expense for the related tranche over the number of quarters between the grant date and expected vesting date, which represents the requisite service period. The requisite service period at any given time is generally the period between the grant date and the expected time when the performance condition will be achieved with the service condition also being met.

The Company’s 2020 Employee Stock Purchase Plan (“ESPP”) is compensatory in accordance with ASC 718-50-25. The Company measures and recognizes compensation expense for shares to be issued under the ESPP based on estimated grant date fair value recognized on a straight-line basis over the offering period.

The ESPP provides eligible employees with the opportunity to purchase shares of the Company’s Class A Common Stock at a discount through payroll deductions. A participant may purchase a maximum of 1,000 shares of Class A Common Stock during each six-month offering period. As of March 31, 2023, 11.3 million shares of Class A Common Stock were reserved for future issuance under the ESPP. No shares were purchased under the ESPP during the three months ended March 31, 2023.

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

The Company has no provision for income taxes for the three months ended March 31, 2023 and 2022. The Company has no current tax expense from losses and no deferred expense from the valuation allowance. The Company’s effective tax rate differs from the U.S. statutory rate primarily due to a valuation allowance against its net deferred tax assets as it is more likely than not that some or all of the deferred tax assets will not be realized.

Note 3. Recent Accounting Pronouncements

In December 2022, the FASB issued ASU 2022-06, Reference Rate Reform (Topic 848), Deferral of the Sunset Date of Topic 848, which defers the sunset date of Topic 848 from December 31, 2022 to December 31, 2024, after which entities will no longer be permitted to apply the relief in Topic 848 that provides optional guidance to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting. The ASU is effective for all entities upon issuance. The Company adopted the guidance in December 2022. The adoption of such guidance had no impact on the Company's condensed consolidated financial statements as of March 31, 2023.

In March 2023, the FASB issued ASU 2023-01, Leases (Topic 842): Common Control Agreements, which clarifies the accounting for leasehold improvements associated with common control leases. The ASU is effective for all entities in fiscal years beginning after December 15, 2023. The Company is currently evaluating the impact of this amendment on its consolidated financial statements and related disclosures.

Note 4. Fair Value Measurement

The Company’s financial assets subject to fair value measurements on a recurring basis and the level of inputs used for such measurements were as follows (amounts in thousands):

	Fair Value Measured as of March 31, 2023
	Level 1	Level 2	Total
Assets included in:
Money market funds(1)	$186,248	$—	$186,248
Commercial paper(2)	—	48,381	48,381
U.S. government and agency securities(2)	—	582,022	582,022
Corporate notes and bonds(2)	—	160,967	160,967
Total fair value	$186,248	$791,370	$977,618

	Fair Value Measured as of December 31, 2022
	Level 1	Level 2	Total
Assets included in:
Money market funds(1)	$107,439	$—	$107,439
Commercial paper(2)	—	104,231	104,231
U.S. government and agency securities(2)	—	610,450	610,450
Corporate notes and bonds(2)	—	188,658	188,658
Total fair value	$107,439	$903,339	$1,010,778

(1)
Money market funds are included in cash and cash equivalents on the Condensed Consolidated Balance Sheets.
(2)
Marketable securities consist of commercial paper, U.S. government and agency securities, corporate notes and bonds. As of March 31, 2023 and December 31, 2022, marketable securities with original maturities of three months or less of $49.4 million and $77.0 million, respectively, are included in cash and cash equivalents on the Condensed Consolidated Balance Sheets.

Level 1 assets: Money market funds are classified as Level 1 within the fair value hierarchy, as fair value is based on unadjusted quoted prices in active markets for identical assets.

Level 2 assets: Investments in commercial paper, U.S. government and agency securities, and corporate notes and bonds are classified as Level 2 as they were valued based upon quoted market prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all significant inputs are observable in the market or can be corroborated by observable market data for substantially the full term of the assets.

The Company had no financial liabilities subject to fair value measurements on a recurring basis as of March 31, 2023 and December 31, 2022.

There have been no changes to the valuation methods utilized during the three months ended March 31, 2023. As of March 31, 2023 and December 31, 2022, the carrying values of cash and cash equivalents, accounts payable and accrued liabilities approximate their respective fair values due to their short-term nature.

Marketable Securities

The following table summarizes, by major security type, the Company’s assets that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy. Amortized cost net of unrealized gain (loss) is equal to fair value as of March 31, 2023 and December 31, 2022. The fair value as of March 31, 2023 and December 31, 2022 are as follows (amounts in thousands):

	March 31, 2023
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Level 1 securities
Money market funds	$186,248	$—	$—	$186,248
Level 2 securities
Commercial paper	48,381	—	—	48,381
U.S. government and agency securities	588,417	57	(6,452)	582,022
Corporate notes and bonds	166,927	3	(5,963)	160,967
Total	$989,973	$60	$(12,415)	$977,618

	December 31, 2022
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Level 1 securities
Money market funds	$107,439	$—	$—	$107,439
Level 2 securities
Commercial paper	104,231	—	—	104,231
U.S. government and agency securities	620,660	24	(10,234)	610,450
Corporate notes and bonds	196,321	—	(7,663)	188,658
Total	$1,028,651	$24	$(17,897)	$1,010,778

Realized gains and losses and interest income from the investment are included in interest income.

The Company regularly reviews its available-for-sale marketable securities in an unrealized loss position and evaluates the current expected credit loss by considering factors such as historical experience, market data, issuer-specific factors, and current economic conditions. The following tables display additional information regarding gross unrealized losses and fair value by major security type for the 81 and 95 marketable securities in unrealized loss positions as of March 31, 2023 and December 31, 2022, respectively (amounts in thousands):

	March 31, 2023
	Less than 12 Consecutive Months		12 Consecutive Months or Longer		Total
	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value
U.S. government and agency securities	$(147)	$203,352	$(6,305)	$255,363	$(6,452)	$458,715
Corporate notes and bonds	(157)	14,016	(5,806)	145,243	(5,963)	159,259
Total	$(304)	$217,368	$(12,111)	$400,606	$(12,415)	$617,974

	December 31, 2022
	Less than 12 Consecutive Months		12 Consecutive Months or Longer		Total
	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value
U.S. government and agency securities	$(521)	$231,047	$(9,713)	$336,517	$(10,234)	$567,564
Corporate notes and bonds	(261)	18,585	(7,402)	170,073	(7,663)	188,658
Total	$(782)	$249,632	$(17,115)	$506,590	$(17,897)	$756,222

The unrealized losses were attributable to changes in interest rates that impacted the value of the investments, and not increased credit risk. During the three months ended March 31, 2023 and 2022, the Company received proceeds of $1.5 million and $13.2 million, including interest, from the sale of available-for-sale marketable securities, respectively. The Company realized immaterial gains and losses as a result of such sales for the three months ended March 31, 2023 and 2022. The Company does not intend to sell the investments that are in an unrealized loss position, nor is it more likely than not that the Company will be required to sell the investments before the recovery of the amortized cost basis, which may be its maturity. Accordingly, the Company did not record an allowance for credit losses associated with these investments.

The estimated amortized cost and fair value of available-for-sale securities by contractual maturity as of March 31, 2023 are as follows (amounts in thousands):

	March 31, 2023
	Amortized Cost	Fair Value
Due within one year	$825,431	$820,368
Due after one year and through five years	164,542	157,250
Total	$989,973	$977,618

Note 5. Balance Sheet Components

Property and Equipment

Property and equipment as of March 31, 2023 and December 31, 2022, consisted of the following (amounts in thousands):

	March 31,	December 31
	2023	2022
Computer equipment, hardware, and software	$6,923	$6,784
Furniture and fixtures	60,295	57,771
Leasehold improvements	80,799	72,201
Machinery and equipment	122,932	120,618
Construction-in-progress	119,642	108,585
Property and equipment, gross	390,591	365,959
Accumulated depreciation and amortization	(79,233)	(70,025)
Property and equipment, net	$311,358	$295,934

Depreciation and amortization expense related to property and equipment was $9.2 million and $4.8 million for the three months ended March 31, 2023 and 2022, respectively.

Accrued Liabilities

Accrued liabilities as of March 31, 2023 and December 31, 2022, consisted of the following (amounts in thousands):

	March 31,	December 31,
	2023	2022
Accrued property and equipment	$2,981	$3,152
Accrued facilities expense	670	1,106
Accrued professional service expense	2,338	496
Other	4,406	2,723
Accrued liabilities	$10,395	$7,477

Other Liabilities

Other liabilities as of March 31, 2023 and December 31, 2022, consisted of the following (amounts in thousands):

	March 31,	December 31,
	2023	2022
Long-term advance payments	$2,615	$2,615
Asset retirement obligation	7,546	5,873
Other liabilities	$10,161	$8,488

Note 6. Leases

The Company leases its headquarters, pre-pilot manufacturing facilities and certain equipment, with current lease terms running through 2032. Fixed rent generally escalates each year, and the Company is responsible for a portion of the landlords’ operating expenses such as property tax, insurance and common area maintenance.

In April 2021, the Company entered into a lease agreement for premises consisting of approximately 197,000 rentable square feet of space located in San Jose, California to be used for QS-0, our pre-pilot production line. The lease expires in September 2032. Under this QS-0 lease, the Company has two five-year renewal options, which have not been included in the calculation of the lease liability and right-of use asset at the lease inception as the exercise of the options was not reasonably certain. This initial QS-0 lease is classified as a finance lease.

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

The Company’s leases do not have any contingent rent payments and do not contain residual value guarantees.

The components of lease related expense are as follows (amounts in thousands):

	Three Months Ended March 31,
Lease costs	2023	2022
Finance lease costs:
Amortization of right-of-use assets	$718	$718
Interest on lease liabilities	600	600
Operating lease costs	2,285	2,017
Variable lease costs	579	407
Total lease expense	$4,182	$3,742

The components of supplemental cash and non-cash information related to leases are as follows (amounts in thousands):

	Three Months Ended March 31,
	2023	2022
Operating outgoing cash flows - operating lease	$1,599	$444
Right-of-use assets obtained in exchange for new operating lease liabilities	—	21,889

The table below displays additional information for leases as of March 31, 2023 and December 31, 2022:

	March 31, 2023	December 31, 2022
Finance lease
Weighted-average remaining lease term - finance lease (in years)	9.5	9.8
Weighted-average discount rate - finance lease	6.06%	6.06%
Operating lease
Weighted-average remaining lease term - operating lease (in years)	9.4	9.6
Weighted-average discount rate - operating lease	6.36%	6.36%

As of March 31, 2023, future minimum payments during the next five years and thereafter are as follows (amounts in thousands):

Fiscal Year	Operating Leases	Finance Lease
2023 (remaining nine months)	$5,857	$3,751
2024	8,886	5,131
2025	9,099	5,272
2026	9,037	5,417
2027	9,135	5,566
2028	9,404	5,719
Thereafter	36,965	22,345
Total	88,383	53,201
Less present value discount	(22,915)	(13,224)
Lease liabilities	$65,468	$39,977

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

Securities Class Action Litigation

Beginning in January 2021 class action lawsuits were filed in the United States District Court for the Northern District of California by purported purchasers of Company securities. Lead plaintiff filed a consolidated complaint on June 21, 2021, which alleges a purported class that includes all persons who purchased or acquired our securities between November 27, 2020 and April 14, 2021. The consolidated complaint names the Company, its Chief Executive Officer, its Chief Financial Officer, and its Chief Technology Officer as defendants. The consolidated complaint alleges that the defendants purportedly made false and/or misleading statements and failed to disclose material adverse facts about the Company’s business, operations, and prospects, including information regarding the Company’s battery technology. On January 14, 2022, defendants’ motion to dismiss the consolidated complaint was substantially denied. On December 19, 2022, the court granted plaintiffs’ motion to certify the class. Defendants filed a petition with the Ninth Circuit Court of Appeals seeking permission to appeal the certification order. On March 30, 2023, the Ninth Circuit denied the Defendants’ petition. QuantumScape continues to believe it has meritorious defenses to the claims and intends to defend itself vigorously.

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

Delaware Class Action

A shareholder derivative suit was filed in the Court of Chancery of the State of Delaware on August 16, 2022, against former and current directors and officers of the Company and of Kensington. Defendants moved to dismiss the complaint. Plaintiff filed an amended complaint on March 3, 2023, this time seeking relief on behalf of a putative class of holders of Kensington Class A common stock who held such stock prior to the November 23, 2020 redemption deadline and were allegedly entitled to redeem their shares but did not. The amended class action complaint alleges that the defendants breached various duties to the Company or aided and abetted such breaches.

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

A ruling by the Court of Chancery in December 2022 introduced uncertainty as to whether Section 242(b)(2) of the DGCL would have required the Charter Amendments to be approved by a separate vote of the majority of the Company's then-outstanding shares of Class A common stock.

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

For many legal matters, particularly those in early stages, the Company cannot reasonably estimate the possible loss (or range of loss), if any. The Company records an accrual for legal matters at the time or times it determines that a loss is both probable and reasonably estimable. Amounts accrued as of March 31, 2023 and December 31, 2022 were not material. Regarding matters for which no accrual has been made (including the potential for losses in excess of amounts accrued), the Company currently believes, based on its own investigations, that any losses (or ranges of losses) that are reasonably possible and estimable will not, in the aggregate, have a material adverse effect on its financial position, results of operations, or cash flows. However, the ultimate outcome of legal proceedings involves judgments, estimates, and inherent uncertainties and cannot be predicted with certainty. Should the ultimate outcome of any legal matter be unfavorable, the Company's business, financial condition, results of operations, or cash flows could be materially and adversely affected. The Company may also incur substantial legal fees, which are expensed as incurred, in defending against legal claims.

Other commitments

The Company's minimum purchase commitments consist of non-cancellable agreements to purchase goods and services, primarily for materials, and licenses and hosting services, entered into in the ordinary course of business.

As of March 31, 2023, future minimum purchase commitments in aggregate during the next five years and thereafter are as follows (amounts in thousands):

Fiscal Year	Minimum Purchase Commitments
2023 (remaining nine months)	$2,571
2024	4,021
2025	4,128
2026	2,105
2027	1,418
Thereafter	—
Total	$14,243

Note 8. Stockholders’ Equity

As of March 31, 2023 and December 31, 2022, 1,350,000,000 shares, $0.0001 par value per share are authorized, of which, 1,000,000,000 shares are designated as Class A Common Stock, 250,000,000 shares are designated as Class B Common Stock, and 100,000,000 shares are designated as Preferred Stock.

Common Stock

Holders of common stock are entitled to dividends when, as, and if, declared by the Company’s Board of Directors (the “Board”), subject to the rights of the holders of all classes of stock outstanding having priority rights to dividends. As of March 31, 2023, the Company had not declared any dividends. The holder of each share of Class A Common Stock is entitled to one vote, and the holder of each share of Class B Common Stock is entitled to ten votes.

In March 2021, the Company completed an underwritten public offering of shares of its Class A Common Stock and issued 11,960,000 shares for an aggregate purchase price of $462.9 million, net of issuance costs of $15.5 million (the “March 2021 Public Offering”).

Equity Incentive Plans

Prior to the Business Combination, the Company maintained its 2010 Equity Incentive Plan (the “2010 Plan”), under which the Company granted options and restricted stock units to purchase or directly issue shares of common stock to employees, directors, and non-employees.

Upon the closing of the Business Combination, awards under the 2010 Plan were converted at the exchange ratio of 4.02175014920, and assumed into the 2020 Equity Incentive Award Plan (the “2020 Plan”, and together with the 2010 Plan, the “Plans”). The 2020 Plan permits the granting of awards in the form of incentive stock options, nonqualified stock options, stock appreciation rights, restricted shares, restricted stock units and performance awards to employees, directors, and non-employees.

As of March 31, 2023, 84,813,924 shares of Class A Common Stock are authorized for issuance pursuant to awards under the 2020 Plan, plus any shares of Class A Common Stock subject to stock options, restricted stock units or other awards that were assumed in the Business Combination and terminate as a result of being unexercised or are forfeited or repurchased by the Company, with the maximum number of shares to be added to the 2020 Plan equal to 69,846,580 shares of Class A Common Stock.

Stock Options

Stock option activity under the Plans, including the EPA Program discussed below is as follows:

	Number of Shares Outstanding (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Intrinsic value (in thousands)
Balance as of December 31, 2022(1)	50,124	$8.65	6.05
Cancelled and forfeited(2)	(864)	22.50	—
Exercised	(4,081)	0.99	—
Balance as of March 31, 2023	45,179	$9.08	6.12	$184,098
Vested and expected to vest as of March 31, 2023(3)	36,109	$5.57	5.47	$184,098
Vested and exercisable as of March 31, 2023	27,752	$1.88	4.64	$174,970

(1) This includes 16.0 million options granted and outstanding as of December 31, 2022 pursuant to the EPA Program.

(2) This includes 0.8 million options under the EPA Program.

(3) This includes 6.0 million options granted pursuant to the EPA Program that are currently expected to vest. None of the options granted pursuant to the EPA Program were vested and exercisable as of March 31, 2023.

There were no options granted during the three months ended March 31, 2023 or March 31, 2022. The aggregate intrinsic value of options exercised during the three months ended March 31, 2023 and 2022 was $31.2 million and $12.8 million, respectively.

Stock-based compensation expense is based on the grant-date fair value. The Company recognizes compensation expense for all awards with only service conditions on a straight-line basis over the requisite service period of the awards, which is generally the option vesting term of four years. Excluding options granted pursuant to the EPA Program, as of March 31, 2023, the Company had stock-based compensation of $5.0 million related to unvested stock options not yet recognized that are expected to be recognized over an estimated weighted average period of 1.7 years.

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

The Company accounts for the compensation expense associated with each Tranche when it determines that achievement of a related business milestone is considered probable. As of March 31, 2023, the business milestone for one Tranche had been achieved; however, the related stock price target has not yet been achieved; hence, no shares have vested to date. As of March 31, 2023, one other Tranche was considered probable.

For the three months ended March 31, 2023 and 2022, the Company recorded stock-based compensation expense of $7.7 million and $13.6 million, respectively related to the EPA Program. As of March 31, 2023, the Company had approximately $50.8 million of total unrecognized stock-based compensation expense for the business milestones currently achieved or considered probable of achievement, which will be recognized over an estimated weighted-average period of 3.1 years. As of March 31, 2023, the Company had approximately $168.0 million of total unrecognized stock-based compensation expense for the business milestones currently considered not probable of achievement.

Restricted Stock Units Activities

During the three months ended March 31, 2023, the Company granted 3.3 million shares of restricted stock units with service and performance conditions (“PSU”) to members of the Company’s management team and certain other employees under the Company's 2020 Plan. The performance conditions for these PSUs are related to the Company’s product development milestones through May 2026. These PSUs will expire in May 2026 if performance conditions are not met. For the three months ended March 31, 2023, the Company recorded stock-based compensation expense of $2.9 million related to these PSUs, upon determination that the product development milestones are currently considered probable of achievement.

The Company established the 2023 Bonus Plan to be settled in the form of restricted stock units to employees upon the achievement of certain service and performance conditions. These performance conditions are related to the Company’s product development, operational, and business milestones in the current year. For the three months ended March 31, 2023, the Company recorded stock-based compensation expense of $3.8 million related to the 2023 Bonus Plan for the performance conditions currently considered probable of achievement. The stock-based compensation expense related to the 2023 Bonus Plan are recorded as liabilities under Accrued compensation and benefits in the Condensed Consolidated Balance Sheets as of March 31, 2023, and will be reclassified to additional paid-in capital upon issuance of the restricted stock units. No shares have been granted under the 2023 Bonus Plan as of March 31, 2023.

Restricted stock units with service conditions only (“RSU”) and PSU activities under the Plans are as follows:

	RSUs Outstanding		PSUs Outstanding
	Number of Units (in thousands)	Weighted Average Grant Date Fair Value	Number of Units (in thousands)	Weighted Average Grant Date Fair Value
Balance as of December 31, 2022	16,563	$13.79	—	$—
Granted	5,432	7.97	3,283	7.87
Vested	(1,590)	12.30	—	—
Forfeited	(965)	15.18	—	—
Balance as of March 31, 2023	19,440	$12.22	3,283	$7.87

The fair value of RSUs which vested during the three months ended March 31, 2023 and March 31, 2022 was $18.8 million and $20.9 million, respectively. No PSUs vested during the three months ended March 31, 2023.

As of March 31, 2023, unrecognized compensation costs related to RSUs and PSUs granted were $214.7 million and $23.0 million, respectively, and are expected to be recognized over a weighted average period of 2.8 years and 1.5 years, respectively.

Stock-Based Compensation Expense

Total stock-based compensation expense recognized in the accompanying Condensed Consolidated Statements of Operations and Comprehensive Loss for all awards is as follows (amounts in thousands):

	Three Months Ended March 31,
	2023	2022
Research and development	$19,236	$13,237
General and administrative	18,754	15,244
Total stock-based compensation expense	$37,990	$28,481

The stock-based compensation expense in the three months ended March 31, 2023 includes $3.8 million recorded as a liability under Accrued compensation and benefits related to the Company’s 2023 Bonus Plan.

Note 9. Earnings (Loss) Per Share

Basic net loss per share is computed by dividing the net loss by the weighted-average number of shares of common stock outstanding during the period. Diluted earnings per share adjusts basic earnings per share for the potentially dilutive impact of stock options and warrants. As the Company has reported a loss for the three months ended March 31, 2023 and 2022, potentially dilutive securities including stock options and warrants, are antidilutive and accordingly, basic net loss per share equals diluted net loss per share.

The following table sets forth the computation of basic and diluted loss per Class A Common Stock and Class B Common Stock (amounts in thousands, except per share amounts):

	Three Months Ended March 31,
	2023	2022
Numerator:
Net loss attributable to common stockholders	$(104,647)	$(90,352)
Denominator:
Weighted average Class A and Class B Common Stock outstanding - Basic and Diluted	440,085	429,335
Net loss per share attributable to Class A and Class B Common stockholders - Basic and Diluted	$(0.24)	$(0.21)

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

The following table presents the potential common stock outstanding that was excluded from the computation of diluted net loss per share of common stock as of the periods presented because including them would have been antidilutive (amounts in thousands):

	As of March 31,
	2023	2022
Options	45,179	52,152
RSUs	19,440	11,216
PSUs	6,179	—
Total	70,798	63,368

Note 10. Joint Venture and Redeemable Non-Controlling Interest

As described in Note 2, Summary of Significant Accounting Policies, in September 2018, Legacy QuantumScape entered into a JVA, which was amended in 2020, with VWGoA and VGA and formed QSV. The Company has determined that the entity was a VIE with a related party, and the Company’s operations were more closely associated with QSV. As such, the Company consolidates QSV for financial reporting purposes, and a non-controlling interest is recorded for VGA’s interest in the net assets and operations of QSV’s operations to the extent of the VGA investment. The Company’s Condensed Consolidated Balance Sheets includes $3.4 million cash and cash equivalents of QSV both as of March 31, 2023 and December 31, 2022. Although the Company has consolidated the net assets of QSV, it has no right to the use of those assets for its standalone operations.

The following table sets forth the change in redeemable non-controlling interest for the three months ended March 31, 2023 and 2022 (amounts in thousands):

Redeemable Non-Controlling Interest
Balance as of December 31, 2022	$1,704
Net income attributable to redeemable non-controlling interest in QSV	16
Balance as of March 31, 2023	$1,720

Redeemable Non-Controlling Interest
Balance as of December 31, 2021	$1,693
Net loss attributable to redeemable non-controlling interest in QSV	(1)
Balance as of March 31, 2022	$1,692

Pursuant to the agreement with VWGoA, the Company has reserved $134.0 million to fund its expected equity contributions to QSV, which amounts are included in cash and cash equivalents and marketable securities in the accompanying Condensed Consolidated Balance Sheets as of March 31, 2023.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with our unaudited condensed consolidated financial statements and the related notes appearing elsewhere in this Report. This discussion may contain forward-looking statements based upon current expectations that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth in the section titled “Risk Factors” as set forth in this Report. Unless the context otherwise requires, references in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” to “the Company”, “we”, “us” and “our” refer to the business and operations of QuantumScape Corporation and its consolidated subsidiaries.

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

We are a development stage company with no revenue to date, have incurred a net loss from operations of approximately $110.0 million for the three months ended March 31, 2023, and an accumulated deficit of approximately $2.5 billion from our inception through March 31, 2023. We expect to incur significant expenses and continuing losses for the foreseeable future.

Key Trends, Opportunities and Uncertainties

We are a pre-revenue company. We believe that our performance and future success depend on several factors that present significant opportunities for us but also pose significant risks and challenges, including those discussed below and in the section titled “Risk Factors” appearing elsewhere in this Report.

Product Development

We are developing our battery technology with the goal of commercialization via the production of C-sample battery cells made available for sale to a third party. We have demonstrated capabilities of our solid-state separator and battery technology in single-layer and multi-layer cell cycling data, and in 2022, shipped our first 24-layer A0 prototype battery cells to multiple automotive OEMs for testing. Following such shipment, we plan to focus our research and development on subsequent generations of prototype samples incorporating advances in cell functionality, process and reliability, as well as bringing online the manufacturing capability of our QS-0 pre-pilot production line.

Our research and development currently includes programs for the following areas:

•
Continued improvement of our prototype cells’ energy density. We believe our battery technology may provide significant improvements in energy density compared to today’s conventional lithium-ion batteries. We are working to address this opportunity in several ways, including increasing the cathode capacity loading and packaging efficiency of our cells. To increase cathode capacity loading, we need to address several technical challenges, including coating cathode electrodes with higher mass loading while maintaining quality, calendaring the cathodes to the necessary thickness, optimizing cathode microstructure, and ensuring good catholyte interface with active material while still meeting our targeted charge and discharge power. To enhance packaging efficiency, we are working to improve the ratio of active materials of the battery to its inactive materials by, among other things, tightening tolerances between the individual cell components, reducing the thickness of elements of the cell stack, and minimizing or eliminating inactive materials or spaces inside the cell package — all without adversely impacting performance of the cells.

•
Continued improvement in quality, consistency and reliability. We are working to improve the quality and uniformity of our cells, including our solid-state separators, to further improve, among other things, the cycling behavior, power, operating conditions, and reliability of our cells. For certain of our processes, we use methods of continuous processing found at scale in both the battery and ceramic industries and are working on continuous improvement of this process, including better quality, consistency, and higher throughput through automation and process control (including specification tightening and adding or improving inspection points along the manufacturing process flow), quality of material inputs, and particle reduction across our process. We are also exploring new methods not typically used in ceramics that offer significant potential cost savings. Regarding consistency, tightening the variability of separator quality we believe results in better yield. We plan to implement process improvements and controls necessary to manufacture higher quality, more consistent materials; we believe these activities will ultimately lead to higher reliability.
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
•
Multi-layering. We have demonstrated capabilities of our solid-state separator and battery technology in single-layer and multi-layer solid-state cells in commercially relevant areas (ranging from approximately 60x75mm to 70x85mm), and in 2022, shipped 24-layer A0 prototype battery cells to multiple automotive OEMs for testing. In order to advance the maturity of our prototype cells and produce commercially-viable solid-state battery cells, we must produce battery cells with dozens of layers and may have to increase cell layer count; while we target our first commercial product to have 24 layers, the exact number of layers will vary and depend upon specific customer preference, cell design considerations, and other factors. We will need to overcome production challenges to produce sufficient volumes of our solid-state separators and prototype battery cells to complete development of our first commercial product and for customer evaluation and product qualification purposes, as well as subsequent cell designs that may require increased layer counts.
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

Our team of scientists, engineers, technicians, and other staff is highly motivated and committed to solving these challenges ahead. However, any delays in the completion of these tasks will require additional cash use and delay market entry. As we expand the capabilities of our engineering line, and build-out and bring up a pre-pilot production line (“QS-0”) and a 1GWh pilot-production line (“QS-1”), we expect our rate of cash utilization to also increase significantly.

Process Development

Our architecture depends on our proprietary solid-state ceramic separator which we plan to manufacture ourselves. Though our separator’s design is unique, its manufacturing relies on established or similar, high-volume production processes already deployed in other industries.

The solid-state separator is being designed to enable our ‘anode-free’ architecture. As manufactured, our solid-state battery cell has no anode; the lithium-metal anode is formed during the first charge of the cell. The lithium that forms the anode comes from the cathode material we purchase. Eliminating the anode bill of materials and associated manufacturing costs found in conventional lithium-ion cells could result in a meaningful cost of goods sold (COGS) advantage for us. In addition, our solid-state battery cell is being designed to reduce the time and capital-intensity of the formation and aging process step as compared to conventional lithium-ion manufacturing.

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

QS-0 is intended to serve three purposes. First, QS-0 is intended to provide a sufficient quantity of solid-state separators and cells for internal development, customer sampling (including pre A-sample, A-sample, and B-sample cells). Second, QS-0 is intended to provide the basis for continued manufacturing process development and to help inform QS-1 equipment selection and specifications. Delays in the successful buildout of QS-0 may impact both our development and the QS-1 timelines. And third, as we continue to buildout our manufacturing capabilities, we target the start of commercialization via the initial production of C-sample battery cells at QS-0 to be made available for sale to a third party.

We will need to achieve significant cost savings in battery design and manufacturing, in addition to the cost savings associated with the elimination of an anode from our solid-state battery cells, while controlling costs associated with the manufacture of our solid-state separator, including achieving substantial improvements in quality, consistency, reliability, throughput and safety required to hit commercial targets. Further, we will need to capture industry cost savings in the materials, components, equipment, and processes that we share, notably in the cathode, cell design, and factory.

Commercialization and Market Focus

Delivery of an A0 sample represents the beginning of the automotive qualification process, which involves several major delivery milestones — A, B and C samples — followed by the start of production. Each major sampling stage may consist of several generations of increasingly mature prototypes. The timelines for each stage involve uncertainty and will be influenced by a number of factors, including product and process development risks; the specification, ordering, and qualification of production equipment; other supply chain dynamics; and OEM validation timeframes.

We are currently targeting the initial production of C-sample battery cells at QS-0. We have demonstrated the performance capabilities of our solid-state separator and battery technology in single-layer and multi-layer solid-state cells in commercially relevant areas (ranging approximately from 60x75mm to 70x85mm), and in 2022, shipped our first 24-layer A0 prototype battery cells to multiple automotive original equipment manufacturers (“OEM”). We will work to continue improving quality, consistency, reliability, throughput and safety and optimize all components of the cell. We will continue to work to further develop and validate the volume manufacturing processes to enable high volume manufacturing and minimize manufacturing costs. Finally, we intend to continue to use and expand on our engineering line and consolidated QS-0 pre-pilot line in San Jose to prepare for high volume manufacturing, to continue to order QS-0 equipment and prepare QS-0, and to plan QS-1 through our joint venture partnership with Volkswagen.

QS-1, to be built and run by QSV, and the subsequent expansion to the full 21 GWh target (“QS-1 Expansion”), would represent a small fraction of Volkswagen’s demand for batteries and implies vehicle volumes under 2.6% of Volkswagen’s total production in 2022, assuming a 100kWh battery pack size. Our goal is to significantly expand the production capacity of the joint venture, in partnership with Volkswagen, to meet more of their projected demand. While Volkswagen is the first automotive OEM that we signed an agreement with the goal of commercializing vehicles using our battery technology, we intend to continue working closely with other OEMs to make our solid-state battery cells widely available over time. In addition to Volkswagen, we have signed customer sampling agreements with a number of other OEMs, ranging from top ten manufacturers by global revenue to premium performance and luxury carmakers, to collaborate with us in the testing and validation of our solid-state battery cells with the goal of providing such cells to the OEM for inclusion into pre-production prototype vehicles and ultimately into serial production vehicles. The agreement follows testing of the Company’s early-stage cells by the OEM in its labs. We are currently focused on automotive EV applications, which have among the most stringent sets of requirements for batteries. However, we recognize that our solid-state battery technology has applicability in other large and growing markets including stationary storage and consumer electronics such as smartphones and wearables and intend to explore opportunities in those areas as appropriate.

We believe that our technology enables a variety of business models. In addition to joint ventures, such as the one with Volkswagen, we may operate solely-owned manufacturing facilities or license technology to other manufacturers. We intend to continue to invest in research and development to improve battery cell performance, improve manufacturing processes, and reduce cost.

Access to Capital

Based on our current business plan, we believe that our cash resources will last into the second half of 2025. On February 28, 2023, we filed a prospectus supplement to the Form S-3 for the issuance and sale of our Class A Common Stock from time to time for an aggregate offering price of up to $400 million. Any proceeds from the sale of shares will be used for working capital and other general corporate purposes and would further extend our forecasted cash runway.

However, any changes to our technology development, operating costs and scale-up could materially impact us and the availability of our capital resources.

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

Operating Expenses

Research and Development Expense

To date, our research and development expenses have consisted primarily of personnel-related expenses for scientists, experienced engineers and technicians as well as costs associated with the expansion and ramp up of our engineering and facilities supporting QS-0 in San Jose, including the material and supplies to support the product development and process engineering efforts. As we ramp up our engineering operations to complete the development of our solid-state, lithium-metal batteries and required process engineering to meet automotive cost targets, we anticipate that research and development expenses will increase significantly for the foreseeable future as we continue to invest in additional plant and equipment for product development (e.g., multi-layer cell stacking, packaging engineering), building prototypes, and testing of battery cells as our team works to meet the full set of automotive product requirements. We also recognize significant non-cash stock-based compensation to employees directly involved in research and development activities. For stock-based compensation awards with performance and market conditions, such as the awards granted under our Extraordinary Performance Award Program (the “EPA Program”) in December 2022 and 2021, the non-cash expense recognized is based on a probability assessment of the performance conditions, and as such, we expect research and development expenses to fluctuate in the future as the performance conditions are re-assessed at each reporting period. Further, should the stated market conditions of the EPA Program grants be achieved prior to the expected achievement period, we may accelerate the stock-based compensation expense recognized, which could result in significant fluctuations in research and development expense recognized in the future. For more information on the EPA Program and grants thereunder, see Note 8, Stockholders' Equity, to our unaudited condensed consolidated financial statements elsewhere in this Report.

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

Other Income (Expense)

Interest Expense

Interest expense consists primarily of interest expense associated with our QS-0 campus lease.

Interest Income

Interest income consists primarily of interest income from marketable securities.

Other Income (Expense)

Our other income (expense) consists of miscellaneous income and expenses.

Income Tax Expense (Benefit)

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

Results of Operations

Comparison of the Three Months Ended March 31, 2023 to the Three Months Ended March 31, 2022

The following table sets forth our historical operating results for the periods indicated (amounts in thousands):

	Three Months Ended March 31,		$	%
	2023	2022	Change	Change
Operating expenses:
Research and development	$76,941	$61,345	$15,596	25%
General and administrative	33,037	29,312	3,725	13%
Total operating expenses	109,978	90,657	19,321	21%
Loss from operations	(109,978)	(90,657)	(19,321)	21%
Other income (loss):
Interest expense	(600)	(600)	—	0%
Interest income	6,277	816	5,461	669%
Other income (expense)	(330)	88	(418)	(475)%
Total other income (loss):	5,347	304	5,043	1659%
Net loss	(104,631)	(90,353)	(14,278)	16%
Less: Net loss attributable to non-controlling interest	16	(1)	17	(1700)%
Net loss attributable to common stockholders	$(104,647)	$(90,352)	$(14,295)	16%

Research and Development

The increase in research and development expense in the three months ended March 31, 2023 compared to the three months ended March 31, 2022 primarily resulted from an increase of $4.2 million in personnel cost due to the growth in research and development headcount to support our battery technology development, an increase of $4.0 million related to depreciation and amortization, an increase of $1.3 million for research and development material supplies and equipment maintenance expenses to support the growth in product development and manufacturing engineering efforts. Additionally, non-cash stock-based compensation expense increased by $6.0 million from $13.2 million for the three months ended March 31, 2022 to $19.2 million for the three months ended March 31, 2023 primarily due to the effect of restricted stock units granted subsequent to March 31, 2022 offset by forfeiture of EPAs subsequent to March 31, 2022.

General and Administrative

The increase in general and administrative expenses in the three months ended March 31, 2023 compared to the three months ended March 31, 2022 primarily resulted from the non-cash stock-based compensation expense increase of $3.5 million, from $15.2 million for the three months ended March 31, 2022 to $18.7 million for the three months ended March 31, 2023, primarily due to the effect of restricted stock units granted subsequent to March 31, 2022.

Other Income (Expense)

Interest Income

The increase in interest income during the three months ended March 31, 2023 compared to the three months ended March 31, 2022 was mainly due to an increase in interest rates.

Other Income (Expense)

Other income (expense) for the three months ended March 31, 2023 consisted of foreign currency exchange loss and other miscellaneous expenses. Other income for the three months ended March 31, 2022 primarily consisted of the gain on the disposal of fixed assets and foreign currency exchange gain.

Liquidity and Capital Resources

As of March 31, 2023 and December 31, 2022, our principal sources of liquidity were our cash and cash equivalents and marketable securities in the amount of approximately $1.0 billion and $1.1 billion, respectively. Our cash equivalents are invested in U.S. money market funds, U.S. Treasury bonds and commercial paper. Our marketable securities are invested in U.S. Treasury notes and bonds, commercial paper, and corporate notes and bonds.

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

We believe that our cash on hand will be sufficient to meet our working capital and capital expenditure requirements for a period of at least twelve months from the date of this Report. Based on our current business plan, we believe that our cash resources will last into the second half of 2025. However, any changes to our technology development, operating costs and scale-up could materially impact us and the availability of our capital resources. We may, however, need additional cash resources due to changed business conditions or other developments, including unanticipated delays in negotiations with automotive OEMs and tier-one automotive suppliers or other suppliers, supply chain challenges, disruptions due to the COVID-19 pandemic, competitive pressures, inflation, and regulatory developments, among others. To the extent that our current resources are insufficient to satisfy our cash requirements, we may need to seek additional equity or debt financing. If such financing is not available, or if the financing terms are onerous given the high-interest rate environment or less desirable than we expect, we may be forced to decrease our level of investment in product development or scale back our operations, which could have an adverse impact on our business and financial prospects.

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

On February 28, 2023, we filed a prospectus supplement to the Form S-3 for the issuance and sale of our Class A Common Stock from time to time for an aggregate offering price of up to $400 million through J.P. Morgan Securities LLC, Cowen and Company, LLC, Deutsche Bank Securities Inc. and UBS Securities LLC, as the sales agents. We entered into Distribution Agreements with each of these sales agents on February 28, 2023, in connection with the offering. We have up to three years from the date of the Distribution Agreements to sell the shares, however we are not obligated to sell any such shares. Any proceeds from the sale of shares will be used for working capital and other general corporate purposes and would further extend our forecasted cash runway. As of the date of this filing, there have been no sale of shares under the prospectus supplement filed on February 28, 2023.

Cash Flows and Material Cash Requirements

The following table provides a summary of our cash flow data for the periods indicated (amounts in thousands):

	Three Months Ended March 31,
	2023	2022
Net cash used in operating activities	$(62,319)	$(47,401)
Net cash provided by investing activities	64,086	8,427
Net cash provided by financing activities	4,050	1,287

Operating Activities

Our cash flows used in operating activities to date have been primarily driven by the growth in our underlying business to support the research and development of next-generation of battery technology. Ahead of starting the pre-pilot and pilot production line operations, we expect our cash used in operating activities to increase significantly before we start to generate any material cash flows from our business. To support our research and development activities and our plan to expand our pre-pilot manufacturing capability, we are expecting cash payments of $8.1 million during the next twelve months and $80.3 million thereafter for the operating lease commitments as of March 31, 2023. From time to time we also enter into non-cancellable service and purchase commitments. We are expecting cash used in operating activities to include payments of approximately $3.9 million in the next twelve months and approximately $10.3 million thereafter through 2027 for our non-cancellable commitments as of March 31, 2023. As we complete the development of our solid-state, lithium-metal batteries and required process engineering to meet automotive cost targets, we anticipate that research and development operating expenses will increase significantly for the foreseeable future.

Cash used in operating activities for the three months ended March 31, 2023 was primarily driven by a net loss of $104.6 million, offset by non-cash expense of $38.0 million related to stock-based compensation, non-cash expense of $9.5 million related to depreciation and amortization, non-cash lease expense and amortization of right-of-use assets of $1.9 million. Cash used in the operating activities was partially driven by a decrease of $7.6 million in accrued compensation and offset by an increase of $3.4 million in accounts payable and accrued liabilities mainly driven by higher period-over-period spending in materials and supplies, professional services and general and administrative to support the growth of the business, specifically in the research and development of our battery technology.

Cash used in operating activities for the three months ended March 31, 2022 was primarily driven by a net loss of $90.4 million offset by non-cash expense of $28.5 million related to stock-based compensation, non-cash expense of $2.2 million related to amortization of premiums and accretion of discounts on marketable securities, and non-cash expense of $4.7 million related to depreciation and amortization. This was partially offset by a net increase of $2.7 million in accounts payable and total accrued liabilities. The increase in accounts payable and accrued liabilities was driven by higher period-over-period spending in payroll, materials and supplies, professional services and general and administrative to support the growth of the business, specifically in the research and development of our battery technology.

Investing Activities

Our cash flows from investing activities to date have been comprised of purchases of property and equipment and purchases, maturities and sales of our marketable securities. We expect the level of capital investment to increase substantially in the near future as we fully build out our engineering lines as well as acquire the property and equipment for QS-0.

Cash provided by investing activities for the three months ended March 31, 2023 primarily consists of the proceeds from the maturity and sale of marketable securities of $191.0 million and $1.5 million, respectively, offset by $100.4 million used for the purchase of marketable securities. Cash provided by investing activities also includes $28.0 million of cash used for the purchase of various property and equipment, primarily to support our research and development activities.

Cash provided by investing activities for the three months ended March 31, 2022 primarily consists of the maturity and sale of marketable securities of $218.5 million and $13.1 million, respectively, offset by $183.9 million used for the purchase of marketable securities. Cash provided by investing activities also includes $39.3 million of cash used for various leasehold improvements, fixtures and structures, lab equipment, office and software to primarily support our R&D activities.

Financing Activities

Our cash flows from financing activities primarily consist of proceeds from the exercise of stock options. Finance lease commitment for QS-0 will result in net cash payments of $5.0 million in the next twelve months and payments of $48.2 million thereafter.

Cash provided by financing activities during the three months ended March 31, 2023 is primarily due to $4.1 million received from the exercise of stock options.

Cash provided by financing activities during the three months ended March 31, 2022 is primarily due to $1.3 million received from the exercise of stock options.

Off-Balance Sheet Arrangements

We are not a party to any off-balance sheet arrangements, as defined under SEC rules.

Critical Accounting Policies and Estimates

Our condensed consolidated financial statements have been prepared in accordance with U.S. GAAP. In the preparation of these condensed consolidated financial statements, we are required to use judgment in making estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the condensed consolidated financial statements, as well as the reported expenses incurred during the reporting periods.

We consider an accounting judgment, estimate or assumption to be critical when (1) the estimate or assumption is complex in nature or requires a high degree of judgment and (2) the use of different judgments, estimates and assumptions could have a material impact on the condensed consolidated financial statements. Our significant accounting policies are described in Note 2, Summary of Significant Accounting Policies, to our condensed consolidated financial statements included elsewhere in this Report. We believe that the following accounting estimates are the most critical to fully understand and evaluate our reported financial results, as they require our most subjective or complex management judgments, resulting from the need to make estimates about the effect of matters that are inherently uncertain and unpredictable.

Recent Accounting Pronouncements

See Note 3, Recent Accounting Pronouncements, to the condensed consolidated financial statements elsewhere in this Report for more information about recent accounting pronouncements, the timing of their adoption, and, to the extent it has made one, of their potential impact on our financial condition and its results of operations and cash flows.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes to the Company’s market risk during the three months ended March 31, 2023. For a discussion of the Company’s exposure to market risk, refer to the Company’s market risk disclosures set forth in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” of our Annual Report.

Item 4. Controls and Procedures.

Limitations on Effectiveness of Controls and Procedures

In designing and evaluating our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”)), management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Report. Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of March 31, 2023, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended March 31, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

Information regarding legal proceedings is available in Note 7, Commitments and Contingencies, to the condensed consolidated financial statements elsewhere in this Report.

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

•
We face significant challenges in our attempt to develop a solid-state battery cell and produce it at high volumes with acceptable performance, quality, consistency, reliability, throughput, safety, and cost. The pace of development in materials science is often not predictable, and we may encounter delays and cost overruns related to planning, permitting, construction, supply chain disruptions, equipment installation, utilities infrastructure installation and operations start-up of our manufacturing facilities. Delays or failures in accomplishing these and other development objectives, including delays in delivering battery cell samples to our customers, may delay or prevent successful commercialization of our products.
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
•
We may not succeed in attracting and retaining customers during the development stage or for high volume commercial production, and our future growth and success depend on our ability to attract and retain customers.
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

Risks Related to Our Technology Development and Scale-Up

We face significant challenges in our attempt to develop a solid-state battery cell and produce it at high volumes with acceptable performance, quality, consistency, reliability, throughput, safety, and costs. The pace of development in materials science is often not predictable and we may encounter delays and cost overruns related to planning, permitting, construction, equipment installation, utilities infrastructure installation and operations start-up of our manufacturing facilities. Delays or failures in accomplishing these and other development objectives may delay or prevent successful commercialization of our products.

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

To achieve target energy density, we need to assemble multiple cell layers, enclose them within a single battery package, improve the cathode capacity loading, and address related technical challenges. Depending upon our customer’s requirements, our battery cell may require dozens of layers within each battery package. We have tested single-layer and multi-layer cells in commercially relevant areas that measure approximately 60x75mm to 70x85mm, and shipped our first 24-layer A0 prototype battery cells in 2022. While we target our first commercial product to have 24 layers, the exact number of layers will vary and depend upon specific customer preference, cell design considerations, and other factors. We will need to overcome production challenges to produce sufficient volumes of our solid-state separators and prototype battery cells to complete development of our first commercial product and for customer evaluation and product qualification purposes, as well as subsequent cell designs that may require increased layer counts. We will need to produce these cells at improved yields without compromising performance, and while solving related packaging and reliability challenges in a way that is scalable and low-cost. There are significant engineering and mechanical challenges that we must overcome to advance the development of our battery cells. In addition, we will need to acquire certain equipment that we currently do not possess and develop the manufacturing process necessary to make these multi-layer battery cells in high volume. If we are not able to overcome these developmental hurdles in building our multi-layer cells, our business is likely to fail.

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

In addition, the cost of mass-producing battery cells, depends in part upon the prices and availability of raw materials such as lithium, nickel, cobalt and/or other metals. The prices for these materials fluctuate and their available supply may be unstable, depending on market conditions and global demand for these materials. Demand for lithium has increased dramatically in recent years, and is expected to continue to increase, due to the ongoing rapid increase in lithium batteries in portable electronics and the growing EV and energy storage markets. Furthermore, significant deposits of certain of our raw materials, such as lithium, are available in countries that may be subject to political, economic and social instability or where there is an ongoing risk of tariffs or other prohibitions being imposed by the United States or the European Union on the import of such materials from such countries. There can be no assurance that suppliers of these raw materials may be able to meet our volume and other specific needs at reasonable prices, particularly as we ramp up our commercial operations.

Any disruption in the supply of components, equipment or materials could temporarily disrupt research and development activities or production of our batteries until an alternative supplier is able to supply the required material. Changes in business conditions, unforeseen circumstances, governmental changes, disruptions caused by power outages, climate change and natural disasters, and other factors beyond our control or which we do not presently anticipate, could also affect our suppliers’ ability to deliver components or equipment to us on a timely basis. Any of the foregoing could materially and adversely affect our results of operations, financial condition and prospects.

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

As the war in Ukraine continues or possibly escalates, this may lead to further disruption, instability and volatility in global markets and industries that could negatively impact our operations and our supply chain. The U.S. government and other governments have already imposed severe sanctions and export controls against Russia and Russian interests and may yet impose additional sanctions and controls. The impact of these measures, as well as potential responses to them by Russia, is currently unknown and they could adversely affect the global economy, our business, supply chain, partners or customers. In addition, current U.S. restrictions on trade with China and lockdowns due to outbreaks of coronavirus cases in China during 2022 have impacted our ability to source certain production equipment, adversely affected supply chains, and may impact our ability to access materials timely in the event such supply chain disruptions continue or are not fully resolved. Should there be further disruption, instability and volatility in global markets and industries resulting from the dynamics of geopolitical relations between the U.S. and China, our business could be materially and adversely affected, including due to volatility of prices and lead times of equipment and materials sourced from or with a supply chain passing through China.

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

Volkswagen may have economic, business or legal interests or goals that are inconsistent with our goals. Any significant disagreements with Volkswagen may impede our ability to maximize the benefits of our partnerships and slow the commercialization of our solid-state battery. Our joint venture arrangements may require us, among other things, to pay certain costs or to make certain capital investments or to seek Volkswagen’s consent to take certain actions. In addition, if Volkswagen is unable or unwilling to meet its economic or other obligations under the joint venture arrangements, we may be required to either fulfill those obligations alone to ensure the ongoing success of the joint venture or to dissolve and liquidate the joint venture. These factors could result in a material adverse effect on our business and financial results. In 2022, Volkswagen announced the formation of PowerCo. SE, a company intended to consolidate its activities along the value chain for batteries – from processing raw materials to developing a unified Volkswagen battery to managing the European gigafactories. We cannot predict the extent to which PowerCo. SE’s activities may pose a competitive risk to, or otherwise be in conflict with, our business.

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

We may not succeed in attracting and retaining customers during the development stage or for high volume commercial production, and our future growth and success depend on our ability to attract and retain customers.

We may not succeed in attracting and retaining customers during the development stage or for high volume commercial production. For example, we may be unsuccessful at attracting additional customers, in which case we may have excess capacity in our production facilities. In addition, if we are unable to attract new customers in need of high-volume commercial production of our products, whether due to inadequate product-market fit or for other reasons, our business may suffer. Conversely, we may not be able to retain existing customers in case of delays or capacity limitations in the development or manufacturing scale-up of our solid-state battery cells, which would negatively impact our business.

Many of our potential customers tend to be large enterprises that often undertake a significant evaluation process and are frequently subject to budget constraints, multiple approvals and unanticipated administrative, processing and other delays, that result in a lengthy sales cycle. Therefore, our future success will depend on our ability to effectively sell our products to such large customers. Sales to these end-customers involve risks that may not be present (or that are present to a lesser extent) with sales to smaller customers. These risks include, but are not limited to, (i) increased purchasing power and leverage held by large customers in negotiating contractual arrangements with us, including a greater ability to push back on attempts to pass on increased operating and procurement costs and require provisions that can lead to a delay in revenue recognition, (ii) longer sales and implementation cycles and the associated risk that substantial time and resources may be spent on a potential end-customer that elects not to purchase our solutions, and (iii) greater product functionality and scalability requirements, including a broader range of services. All of these factors can add further risk to business conducted with these potential customers.

While we have signed customer sampling agreements with a number of OEMs, we are still in the process of development and manufacturing scale-up of our solid-state battery cells and there is no assurance or guarantee that any of our customers or potential customers will be able to successfully complete their testing and validation processes and, therefore, enter into definitive volume production agreements with us, or conversely, that we can sufficiently scale up the manufacturing of our solid-state battery cells in the time frames required by such customers and potential customers.

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

The commercialization timeline originally contemplated in 2018 by the joint venture agreements, and by subsequent amendments, has changed, and at the time of filing of our Annual Report, certain milestones contemplated by the joint venture agreements had not been met. As a result, Volkswagen’s right to exercise its put rights has been triggered. If Volkswagen exercises such rights, the joint venture with Volkswagen and Volkswagen’s commitments to purchase output capacity from the joint venture would terminate, and we would be obligated to purchase Volkswagen’s interest in the joint venture for its book value. As of March 31, 2023, the book value of this interest was approximately $1.7 million and is recorded as a redeemable non-controlling interest in our Consolidated Balance Sheets. To the extent that we and Volkswagen allocate additional money to the joint venture in the future, the cost to us of a decision by Volkswagen to exercise its put rights would increase. There can be no assurance that Volkswagen will not decide to exercise these or any other put rights that it may have in the future with respect to its interest in the joint venture.

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

As of March 31, 2023, our executive officers, directors and their affiliates as a group and each of our stockholders who own 5% or more of our outstanding Class A Common Stock or our Class B Common Stock, in the aggregate, beneficially own approximately 32.0% of our Class A Common Stock and 95.0% of our Class B Common Stock outstanding, representing approximately 73.0% of the vote. As a result, these stockholders, including Volkswagen, will be able to exercise a significant level of control over all matters requiring stockholder approval, including the election of directors, any amendment of our Amended and Restated Certificate of Incorporation (the “Certificate of Incorporation”) and approval of significant corporate transactions. In addition, Volkswagen holds the right to designate two directors to our Board. This control could have the effect of delaying or preventing a change of control or changes in our management and will make the approval of certain transactions difficult or impossible without the support of these stockholders and of their votes.

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

We incurred a loss from operations of approximately $110.0 million, a net loss of approximately $104.6 million for the three months ended March 31, 2023, respectively, and an accumulated deficit of approximately $2.5 billion from our inception in 2010 through March 31, 2023. We believe that we will continue to incur operating losses each quarter until at least the time we begin significant production of our lithium-metal solid-state batteries, and such production is not expected to occur in the near future.

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
•
whether we can obtain sufficient capital to continue our research and development activities, build our manufacturing facilities and sustain and grow our business;
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

Our ability to manage our business and monitor results is highly dependent upon IT systems. Problems with the design, integration, implementation or operation of these systems could have a material adverse effect on our business.

We are highly dependent upon a variety of IT systems to operate our business. To continue to support our growth, enhancements to our current systems and implementation of new IT systems will involve substantial expenditures, as well as design, development and implementation activities. We must also routinely update our IT infrastructure and our various IT systems throughout the organization, or we may not continue to meet our current and future business needs. Modification, upgrade or replacement of such systems may be costly and if we are unable to successfully implement any new IT system, remediate, update or integrate our existing systems at times when necessary, our business and operations could be negatively impacted. Furthermore, IT systems are vulnerable to risks and damages from a variety of sources, including telecommunications or network failures, malicious human acts and natural disasters. Moreover, despite network security and back-up measures, some of our and our vendors’ servers are potentially vulnerable to physical or electronic break-ins, computer viruses and similar disruptive problems. In addition, if any issues concerning the IT systems result in, or contribute to, a delay in our timely reporting of our results of operations for any period or our not filing one or more periodic reports with the SEC on time, the price of our Class A Common Stock could decline substantially, and we could face costly lawsuits, including securities class actions, and also could impair our ability to raise necessary capital to run our operations and progress our product development efforts. Further, as we are dependent upon our ability to gather and promptly transmit accurate information to key decision makers, our business, results of operations and financial condition may be adversely affected if our information systems do not allow us to transmit accurate information, even for a short period of time. Failure to properly or adequately address these issues could negatively impact our ability to perform necessary business operations, which could adversely affect our reputation, competitive position, business, results of operations and financial condition.

We implemented a new enterprise resource planning (“ERP”) system in the second quarter of 2022. The ERP is designed to accurately maintain the company's books and records and provide important information to the company's management team for use in the operation of the business. The Company's ERP has required the investment of significant human and financial resources, and we will continue to make investment in improving and adding new functionality to the system. If the ERP system does not operate as intended, it could adversely affect our financial reporting systems and our ability to produce financial reports and process transactions.

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

The U.S. government has and continues to make significant changes in U.S. trade policy and has taken certain actions that could negatively impact U.S. trade, including imposing tariffs on certain imported goods and prohibiting certain imports into the United States. In retaliation, China has implemented, and continues to evaluate imposing additional tariffs on a wide range of American products. There is also a concern that the imposition of additional tariffs by the United States could result in the adoption of tariffs by other countries as well, leading to a global trade war. More specifically, the U.S. government has from time to time imposed significant tariffs on and prohibited imports of certain product categories imported from China. Such tariffs and prohibitions, if expanded to other categories, could have a significant impact on our business, particularly the importation of parts of our batteries and certain production equipment that is manufactured in, or with inputs from, China. If we attempt to renegotiate prices with suppliers or diversify our supply chain in response to tariffs, such efforts may not yield immediate results or may be ineffective. We might also consider increasing prices to our customers once we commence sales of our products; however, this could reduce the competitiveness of our products and adversely affect net sales. If we fail to manage these dynamics successfully, gross margins and profitability could be adversely affected. As of the date of this report, tariffs have not had a material impact on our business, but increased tariffs or trade restrictions implemented by the United States or other countries in connection with a global trade war could have a material adverse effect on our business, financial condition and results of operations. We cannot predict what actions may ultimately be taken with respect to tariffs or trade relations between the United States and China or other countries, what products may be subject to such actions, or what actions may be taken by the other countries in retaliation. Any further deterioration in the relations between the United States and China could exacerbate these actions and other governmental intervention.

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

The trading price of our Class A Common Stock has been and may in the future continue to be subject to extreme volatility. For example, from November 27, 2020, the date our Class A Common Stock began trading on the New York Stock Exchange (“NYSE”), through March 31, 2023, our Class A Common Stock has experienced an intra-day trading high of $132.73 per share and an intra-day trading low of $5.11 per share. At certain times during such period, the daily fluctuations in the trading price of our Class A Common Stock were substantially greater than 10%. We cannot predict the magnitude of future fluctuations in the trading price of our Class A Common Stock. The trading price of our Class A Common Stock may be affected by a number of factors, including events described in the risk factors set forth in this Report and in our other reports filed with the SEC from time to time, as well as our operating results, financial condition and other events or factors. Any of the factors listed below could have a material adverse effect on your investment in our securities. Factors affecting the trading price of our securities may include:

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

Short selling is the practice of selling securities that the seller does not own but rather has borrowed or intends to borrow from a third party with the intention of later buying lower priced identical securities to return to the lender. Accordingly, it is in the interest of a short seller of our Class A Common Stock for the price to decline. Some short sellers publish, or arrange for the publication of, opinions about or characterizations of our business which may create negative market momentum, even if they contain false and misleading statements about our Company. Issuers, like us, whose securities have historically had limited trading history or volumes and/or have been susceptible to relatively high volatility levels can be particularly vulnerable to such short seller attacks. No assurances can be made that similar declines in the market price of our Class A Common Stock will not occur in the future, in connection with the activities of short sellers. If we are subject to unfavorable allegations promoted by short sellers, we may have to expend a significant amount of resources to investigate such allegations and defend ourselves.

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

All stock-based awards are required to be recognized based on their estimated grant date fair values. The amount recognized could vary depending on a number of assumptions or changes that may occur. We have granted stock-based awards to our Chief Executive Officer and other members of our management team pursuant to the EPA Program. EPA Program awards have a vesting schedule based on the attainment of both performance (e.g., business milestones) and market conditions (e.g., stock price target).

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

Shares of Class B Common Stock have 10 votes per share, while shares of Class A Common Stock have one vote per share. As of March 31, 2023, the holders of the Class B Common Stock (excluding the voting power of any shares of Class A Common Stock beneficially owned by such holders) control approximately 65.1% of the voting power of our capital stock and therefore collectively control matters submitted to our stockholders for approval, including the election of directors, amendments of our organizational documents and any merger, consolidation, sale of all or substantially all of our assets or other major corporate transactions. Even though these holders are not party to any agreement that requires them to vote together, they may have interests that differ from yours and may vote in a way with which you disagree, and which may be adverse to your interests. This concentrated control may have the effect of delaying, preventing or deterring a change in control of us, could deprive our stockholders of an opportunity to receive a premium for their capital stock as part of a sale of us, and might ultimately affect the market price of shares of our Class A Common Stock.

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

In recent years, the United States and global economies suffered dramatic downturns as the result of the COVID-19 pandemic, a deterioration in the credit markets and related financial crisis as well as a variety of other factors including, among other things, extreme volatility in security prices, severely diminished liquidity and credit availability, ratings downgrades of certain investments and declining valuations of others. More recently, the rapid rise in interest rates during 2022, the resulting industry-wide reduction in the fair value of securities portfolios and the related bank runs resulting in the takeover by the Federal Deposit Insurance Corporation of certain banks in March 2023 have caused volatility in the capital and credit markets and uncertainty with respect to the health of the U.S. banking system. The United States and certain foreign governments have taken unprecedented actions in an attempt to address and rectify these extreme market and economic conditions by providing liquidity and stability to the financial markets. If in the current or in future crises governments refuse to take such actions or if the actions taken by these governments are not successful, the resulting adverse economic conditions may negatively impact the demand for our solid-state battery cells and may negatively impact our ability to raise capital, if needed, on a timely basis and on acceptable terms or at all.

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

Compliance with evolving public company requirements may continue to increase costs and make certain activities more time-consuming. For example, we have created new Board committees and adopted new internal controls and disclosure controls and procedures. In addition, expenses associated with SEC reporting requirements already have been and will continue to be incurred. Furthermore, if any issues in complying with those requirements are identified, such as a material weakness in our internal controls that requires a restatement of previously issued consolidated financial statements, we could incur additional costs rectifying those or new issues, and the existence of these issues could adversely affect our reputation or investor perceptions of it. It has also become more expensive to obtain director and officer liability insurance. Risks associated with our status as a public company may make it more difficult to attract and retain qualified persons to serve on our Board or as executive officers. The reporting and other obligations imposed by these rules and regulations have resulted in and may continue to result in significant accounting, administrative, financial compliance and legal costs. These costs have required and may continue to require us to divert a significant amount of money that could otherwise be used to expand the business and achieve strategic objectives. Advocacy efforts by stockholders and third parties may also prompt additional changes in governance and reporting requirements, which could further increase costs.

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

The trading market for our securities will be influenced by the research and reports that industry or securities analysts may publish about us, our business, market or competitors. If any of the analysts who cover us change their recommendation regarding our shares of Class A Common Stock adversely, or provide more favorable relative recommendations about our competitors, the price of our shares of Class A Common Stock would likely decline. If any analyst who covers us were to cease our coverage of us or fails to regularly publish reports on us, we could lose visibility in the financial markets, which in turn could cause our share price or trading volume to decline.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits.

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date

2.1	Business Combination Agreement, dated as of September 2, 2020, by and among Kensington Capital Acquisition Corp., Kensington Capital Merger Sub Corp. and Legacy QuantumScape.	S-4/A	333-248930	2.1	November 12, 2020

2.2	Amendment No. 1 to Business Combination Agreement, dated as of September 21, 2020, by and among Kensington Capital Acquisition Corp., Kensington Capital Merger Sub Corp. and Legacy QuantumScape.	S-4/A	333-248930	2.2	November 12, 2020

3.1	Amended and Restated Certificate of Incorporation of the Company.	8-K	001-39345	3.1	December 2, 2020

3.2	Amended and Restated Bylaws of the Company.	8-K	001-39345	3.1	October 25, 2022

10.1	Distribution Agreement, dated February 28, 2023 by and between QuantumScape Corporation and J.P. Morgan Securities LLC.	8-K	001-39345	1.1	February 28, 2023

10.2	Distribution Agreement, dated February 28, 2023, by and between QuantumScape Corporation and Cowen and Company, LLC.	8-K	001-39345	1.2	February 28, 2023

10.3	Distribution Agreement, dated February 28, 2023, by and between QuantumScape Corporation and Deutsche Bank Securities Inc.	8-K	001-39345	1.3	February 28, 2023

10.4	Distribution Agreement, dated February 28, 2023, by and between QuantumScape Corporation and UBS Securities LLC.	8-K	001-39345	1.4	February 28, 2023

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1†	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2†	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

QuantumScape Corporation

Date: April 28, 2023	By:	/s/ Jagdeep Singh
Jagdeep Singh
Chief Executive Officer (Principal Executive Officer)

Date: April 28, 2023	By:	/s/ Kevin Hettrich
Kevin Hettrich
Chief Financial Officer (Principal Financial Officer)