Form 10-Q
period 2023-06-30
QuantumScape Corp
filed 2023-07-28
CIK 1811414

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

The number of shares of the registrant’s Class A Common Stock, par value $0.0001 per share outstanding was 382,553,101, and the number of shares of the registrant’s Class B Common Stock, par value $0.0001 per share outstanding was 65,105,765, as of July 21, 2023.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

QuantumScape Corporation

Condensed Consolidated Balance Sheets (Unaudited)

(In Thousands, Except per Share Amounts)

	June 30,	December 31,
	2023	2022
Assets
Current assets
Cash and cash equivalents ($3,465 and $3,395 as of June 30, 2023 and December 31, 2022, respectively, for joint venture)	$232,840	$235,393
Marketable securities	676,834	826,340
Prepaid expenses and other current assets	8,951	10,591
Total current assets	918,625	1,072,324
Property and equipment, net	323,872	295,934
Right-of-use assets - finance lease	26,577	28,013
Right-of-use assets - operating lease	58,343	60,782
Other assets	19,861	18,353
Total assets	$1,347,278	$1,475,406
Liabilities, redeemable non-controlling interest and stockholders’ equity
Current liabilities
Accounts payable	$12,470	$21,420
Accrued liabilities	8,206	7,477
Accrued compensation and benefits	19,684	13,061
Operating lease liability, short-term	4,618	3,478
Finance lease liability, short-term	2,753	1,373
Total current liabilities	47,731	46,809
Operating lease liability, long-term	60,168	62,560
Finance lease liability, long-term	36,585	38,005
Other liabilities	11,808	8,488
Total liabilities	156,292	155,862
Commitments and contingencies (see Note 7)
Redeemable non-controlling interest	1,734	1,704
Stockholders’ equity
Preferred stock- $0.0001 par value; 100,000 shares authorized; none issued and outstanding as of June 30, 2023 and December 31, 2022	—	—
Common stock - $0.0001 par value; 1,250,000 shares authorized (1,000,000 Class A and 250,000 Class B); 382,280 Class A and 65,106 Class B shares issued and outstanding as of June 30, 2023, 358,505 Class A and 79,454 Class B shares issued and outstanding as of December 31, 2022	45	44
Additional paid-in-capital	3,855,602	3,771,181
Accumulated other comprehensive loss	(9,715)	(17,873)
Accumulated deficit	(2,656,680)	(2,435,512)
Total stockholders’ equity	1,189,252	1,317,840
Total liabilities, redeemable non-controlling interest and stockholders’ equity	$1,347,278	$1,475,406

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

QuantumScape Corporation

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) (Unaudited)

(In Thousands, Except per Share Amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Operating expenses:
Research and development	$86,453	$65,133	$163,394	$126,478
General and administrative	37,089	30,740	70,126	60,052
Total operating expenses	123,542	95,873	233,520	186,530
Loss from operations	(123,542)	(95,873)	(233,520)	(186,530)
Other income (loss):
Interest expense	(602)	(607)	(1,202)	(1,207)
Interest income	7,319	1,510	13,596	2,326
Other income (expense)	318	133	(12)	221
Total other income	7,035	1,036	12,382	1,340
Net loss	(116,507)	(94,837)	(221,138)	(185,190)
Less: Net income (loss) attributable to non-controlling interest, net of tax of $0	14	(8)	30	(9)
Net loss attributable to common stockholders	$(116,521)	$(94,829)	$(221,168)	$(185,181)
Net loss	$(116,507)	$(94,837)	$(221,138)	$(185,190)
Other comprehensive income (loss):
Unrealized gain (loss) on marketable securities	2,640	(3,321)	8,158	(14,937)
Total comprehensive loss	(113,867)	(98,158)	(212,980)	(200,127)
Less: Comprehensive income (loss) attributable to non-controlling interest	14	(8)	30	(9)
Comprehensive loss attributable to common stockholders	$(113,881)	$(98,150)	$(213,010)	$(200,118)

Basic and Diluted net loss per share	$(0.26)	$(0.22)	$(0.50)	$(0.43)
Basic and Diluted weighted-average common shares outstanding	445,324	431,523	442,724	430,435

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

QuantumScape Corporation

Condensed Consolidated Statements of Redeemable Non-Controlling Interest and Stockholders’ Equity (Unaudited)

(In Thousands)

	Redeemable Non- Controlling	Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
Three Months Ended June 30, 2023	Interest	Shares	Amount	Capital	Deficit	Loss	Equity
Balance as of March 31, 2023	$1,720	443,630	$44	$3,809,459	$(2,540,159)	$(12,355)	$1,256,989
Exercise of stock options and employee stock purchase plan	—	1,339	1	3,582	—	—	3,583
Shares issued upon vesting of restricted stock units	—	2,417	—	—	—	—	—
Stock-based compensation	—	—	—	42,561	—	—	42,561
Net income (loss)	14	—	—	—	(116,521)	—	(116,521)
Unrealized gain (loss) on marketable securities	—	—	—	—	—	2,640	2,640
Balance as of June 30, 2023	$1,734	447,386	$45	$3,855,602	$(2,656,680)	$(9,715)	$1,189,252

	Redeemable Non- Controlling	Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
Six Months Ended June 30, 2023	Interest	Shares	Amount	Capital	Deficit	Loss	Equity
Balance as of December 31, 2022	$1,704	437,959	$44	$3,771,181	$(2,435,512)	$(17,873)	$1,317,840
Exercise of stock options and employee stock purchase plan	—	5,420	1	7,632	—	—	7,633
Shares issued upon vesting of restricted stock units	—	4,007	—	—	—	—	—
Stock-based compensation	—	—	—	76,789	—	—	76,789
Net income (loss)	30	—	—	—	(221,168)	—	(221,168)
Unrealized gain (loss) on marketable securities	—	—	—	—	—	8,158	8,158
Balance as of June 30, 2023	$1,734	447,386	$45	$3,855,602	$(2,656,680)	$(9,715)	$1,189,252

	Redeemable Non- Controlling	Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
Three Months Ended June 30, 2022	Interest	Shares	Amount	Capital	Deficit	Loss	Equity
Balance as of March 31, 2022	$1,692	430,384	$43	$3,664,433	$(2,113,957)	$(15,824)	$1,534,695
Exercise of stock options and employee stock purchase plan	—	1,173	—	3,680	—	—	3,680
Shares issued upon vesting of restricted stock units	—	1,112	—	—	—	—	—
Stock-based compensation	—	—	—	30,926	—	—	30,926
Net loss	(8)	—	—	—	(94,829)	—	(94,829)
Unrealized loss on marketable securities	—	—	—	—	—	(3,321)	(3,321)
Balance as of June 30, 2022	$1,684	432,669	$43	$3,699,039	$(2,208,786)	$(19,145)	$1,471,151

	Redeemable Non- Controlling	Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
Six Months Ended June 30, 2022	Interest	Shares	Amount	Capital	Deficit	Loss	Equity
Balance as of December 31, 2021	$1,693	428,319	$43	$3,634,665	$(2,023,605)	$(4,208)	$1,606,895
Exercise of stock options and employee stock purchase plan	—	2,043	—	4,967	—	—	4,967
Shares issued upon vesting of restricted stock units	—	2,307	—	—	—	—	—
Stock-based compensation	—	—	—	59,407	—	—	59,407
Net loss	(9)	—	—	—	(185,181)	—	(185,181)
Unrealized loss on marketable securities	—	—	—	—	—	(14,937)	(14,937)
Balance as of June 30, 2022	$1,684	432,669	$43	$3,699,039	$(2,208,786)	$(19,145)	$1,471,151

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

QuantumScape Corporation

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In Thousands)

	Six Months Ended June 30,
	2023	2022
Operating activities
Net loss	$(221,138)	$(185,190)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	19,533	10,506
Amortization of right-of-use assets and non-cash lease expense	3,875	3,698
Amortization of premiums and accretion of discounts on marketable securities	(5,512)	3,713
Stock-based compensation expense	87,982	59,407
Other	501	608
Changes in operating assets and liabilities:
Prepaid expenses and other assets	133	5,238
Accounts payable, accrued liabilities and accrued compensation	(4,017)	701
Other long-term liabilities	(100)	2,100
Operating lease liability	(1,251)	486
Net cash used in operating activities	(119,994)	(98,733)
Investing activities
Purchases of property and equipment	(52,732)	(66,925)
Proceeds from maturities of marketable securities	452,483	419,240
Proceeds from sales of marketable securities	1,477	15,105
Purchases of marketable securities	(290,780)	(250,787)
Net cash provided by investing activities	110,448	116,633
Financing activities
Proceeds from exercise of stock options and employee stock purchase plan	7,633	4,967
Principal payment for finance lease	(640)	(199)
Net cash provided by financing activities	6,993	4,768
Net increase (decrease) in cash, cash equivalents and restricted cash	(2,553)	22,668
Cash, cash equivalents and restricted cash at beginning of period	252,916	338,223
Cash, cash equivalents and restricted cash at end of period	$250,363	$360,891
Supplemental disclosure of cash flow information
Cash paid for interest	$602	$607
Purchases of property and equipment, not yet paid	$9,416	$17,871

The following presents the Company’s cash, cash equivalents and restricted cash by category in the Company’s Condensed Consolidated Balance Sheets (Unaudited) (amounts in thousands):

	As of June 30,
	2023	2022
Cash and cash equivalents	$232,840	$343,368
Other assets	17,523	17,523
Total cash, cash equivalents and restricted cash	$250,363	$360,891

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

QuantumScape Corporation

Notes to Condensed Consolidated Financial Statements (Unaudited)

June 30, 2023

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

The Company is focused on the development and commercialization of its solid-state lithium-metal batteries. Planned principal operations have not yet commenced. As of June 30, 2023, the Company had not derived revenue from its principal business activities.

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

Legacy QuantumScape was a single-legal entity prior to becoming a partner with Volkswagen in QSV Operations LLC (“QSV”). As noted in the section titled “Joint Venture and Redeemable Non-Controlling Interest” below, Legacy QuantumScape determined QSV was a VIE for which it was required to consolidate the operations upon its formation in 2018. Following the closing of the Business Combination, the Company made the same determination and the Company continued to consolidate the operations of QSV in the three and six months ended June 30, 2023 as the determination of the VIE has not changed.

All intercompany accounts and transactions are eliminated in consolidation.

Use of Estimates

The preparation of financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of commitments and contingencies at the date of the financial statements as well as reported amounts of expenses during the reporting periods. Estimates made by the Company include, but are not limited to, those related to the valuation of common stock prior to the Business Combination and valuation of awards under the Extraordinary Performance Award Program (the “EPA Program”), among others. The Company bases these estimates on historical experience and on various other assumptions that it believes are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying amounts of assets and liabilities that are not readily apparent from other sources. Actual results could differ materially from those estimates.

Unaudited Interim Condensed Consolidated Financial Statements

The accompanying interim Condensed Consolidated Balance Sheets as of June 30, 2023, the interim Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), the interim Condensed Consolidated Statements of Redeemable Non-Controlling Interest and Stockholders’ Equity for the three and six months ended June 30, 2023 and 2022, and the interim Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2023 and 2022, are unaudited. The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited annual consolidated financial statements and, in management’s opinion, include adjustments consisting of only normal recurring adjustments necessary for the fair statement of the Company’s financial position as of June 30, 2023 and its results of operations for the three and six months ended June 30, 2023 and 2022, and cash flows for the six months ended June 30, 2023 and 2022. The financial data and the other financial information disclosed in the notes to these condensed consolidated financial statements related to the three-month and six-month periods are also unaudited. The results of operations for the three and six months ended June 30, 2023 and 2022 are not necessarily indicative of the results to be expected for the full fiscal year or any other period.

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

Volkswagen is a related party stockholder (approximately 24.0% and 21.5% voting interest holder of the Company as of June 30, 2023 and December 31, 2022, respectively). Upon the effectiveness of the JVA, each party contributed $1.7 million in cash to capitalize QSV in exchange for 50% equity interests.

The joint venture is considered a VIE with a related party and therefore the related party whose business is more closely related to the planned operations of the joint venture is required to consolidate the operations.

The Company determined its operations were most closely aligned with the operations of the joint venture and therefore has consolidated the results of QSV’s operations in its Condensed Consolidated Balance Sheets, Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), and Condensed Consolidated Statements of Redeemable Non-Controlling Interest and Stockholders’ Equity. QSV had minimal operations through June 30, 2023.

The Company classifies non-controlling interests with redemption features that are not solely within the control of the Company within temporary equity on the Company’s Condensed Consolidated Balance Sheets in accordance with ASC 480-10-S99-3A, SEC Staff Announcement: Classification and Measurement of Redeemable Securities (“ASC 480-10-S99-3A”). The non-controlling interest was recorded outside of stockholders’ equity because the non-controlling interest provides the holder with put rights in the event of, amongst others, (i) the failure by the Company to meet specified development milestones within certain timeframes, (ii) the parties to the JVA cannot agree to certain commercial terms within certain timeframes, or (iii) a change of control of the Company, which such events are considered not solely within the Company’s control. The Company adjusts redeemable non-controlling interests for the portion of net loss attributable to the redeemable non-controlling interests. As of June 30, 2023, the redeemable non-controlling interest is equivalent to the value of Volkswagen's interest in the joint venture. The commercialization timeline originally contemplated in 2018 by the joint venture agreements, and by subsequent amendments, has changed, and at the time of filing of our Annual Report, certain milestones contemplated by the joint venture agreements had not been met. As a result, Volkswagen’s right to exercise its put rights has been triggered. If Volkswagen exercises such rights, the joint venture with Volkswagen and Volkswagen’s commitments to purchase output capacity from the joint venture would terminate, and we would be obligated to purchase Volkswagen’s interest in the joint venture for its book value. As of June 30, 2023, the book value of this interest was approximately $1.7 million and is recorded as a redeemable non-controlling interest in our Condensed Consolidated Balance Sheets. To date, Volkswagen has not informed us of any intention to exercise their put rights.

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to credit risk consist principally of cash and cash equivalents and marketable securities. As of June 30, 2023 and December 31, 2022, approximately $168.5 million and $107.4 million of our total cash and cash equivalents and marketable securities, are held in U.S. money market funds, and $534.9 million and $610.5 million are invested in U.S. government and agency securities, respectively. The Company seeks to mitigate its credit risk with respect to cash and cash equivalents and marketable securities by making deposits with what we believe to be large, reputable financial institutions and investing in high credit rated shorter-term instruments.

Cash and Cash Equivalents and Restricted Cash

Management considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

Restricted cash is maintained under an agreement that legally restricts the use of such funds and is reported within other assets as the date of availability or disbursement for all restricted cash is more than one year from June 30, 2023.

Restricted cash is comprised of $17.5 million, as of both June 30, 2023 and December 31, 2022, all of which is pledged as a form of security for the Company’s lease agreements for its headquarters and pre-pilot manufacturing facilities.

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

Impairment of Long-Lived Assets

The Company evaluates the carrying value of long-lived assets when indicators of impairment exist. The carrying value of a long-lived asset is considered impaired when the estimated separately identifiable, undiscounted cash flows from such an asset are less than the carrying value of the asset. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair value of the long-lived asset. There was no material impairment charge in the three and six months ended June 30, 2023 and 2022.

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

The ESPP provides eligible employees with the opportunity to purchase shares of the Company’s Class A Common Stock at a discount through payroll deductions. There were 324,997 shares purchased under the ESPP during the three and six months ended June 30, 2023. As of June 30, 2023, 11.0 million shares of Class A Common Stock were reserved for future issuance under the ESPP.

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

The Company has no provision for income taxes for the three and six months ended June 30, 2023 and 2022. The Company has no current tax expense from losses and no deferred expense from the valuation allowance. The Company’s effective tax rate differs from the U.S. statutory rate primarily due to a valuation allowance against its net deferred tax assets as it is more likely than not that some or all of the deferred tax assets will not be realized.

Note 3. Recent Accounting Pronouncements

In December 2022, the FASB issued ASU 2022-06, Reference Rate Reform (Topic 848), Deferral of the Sunset Date of Topic 848, which defers the sunset date of Topic 848 from December 31, 2022 to December 31, 2024, after which entities will no longer be permitted to apply the relief in Topic 848 that provides optional guidance to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting. The ASU is effective for all entities upon issuance. The Company adopted the guidance in December 2022. The adoption of such guidance had no impact on the Company's condensed consolidated financial statements as of June 30, 2023.

In March 2023, the FASB issued ASU 2023-01, Leases (Topic 842): Common Control Agreements, which clarifies the accounting for leasehold improvements associated with common control leases. The ASU is effective for all entities in fiscal years beginning after December 15, 2023. The Company is currently evaluating the impact of this amendment on its condensed consolidated financial statements and related disclosures.

Note 4. Fair Value Measurement

The Company’s financial assets subject to fair value measurements on a recurring basis and the level of inputs used for such measurements were as follows (amounts in thousands):

	Fair Value Measured as of June 30, 2023
	Level 1	Level 2	Total
Assets included in:
Money market funds(1)	$168,502	$—	$168,502
Commercial paper(2)	—	71,502	71,502
U.S. government and agency securities(2)	—	534,913	534,913
Corporate notes and bonds(2)	—	146,409	146,409
Total fair value	$168,502	$752,824	$921,326

	Fair Value Measured as of December 31, 2022
	Level 1	Level 2	Total
Assets included in:
Money market funds(1)	$107,439	$—	$107,439
Commercial paper(2)	—	104,231	104,231
U.S. government and agency securities(2)	—	610,450	610,450
Corporate notes and bonds(2)	—	188,658	188,658
Total fair value	$107,439	$903,339	$1,010,778

(1)
Money market funds are included in cash and cash equivalents on the Condensed Consolidated Balance Sheets.
(2)
Marketable securities consist of commercial paper, U.S. government and agency securities, corporate notes and bonds. As of June 30, 2023 and December 31, 2022, marketable securities with original maturities of three months or less of $76.0 million and $77.0 million, respectively, are included in cash and cash equivalents on the Condensed Consolidated Balance Sheets.

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

The Company had no financial liabilities subject to fair value measurements on a recurring basis as of June 30, 2023 and December 31, 2022.

There have been no changes to the valuation methods utilized during the six months ended June 30, 2023. As of June 30, 2023 and December 31, 2022, the carrying values of cash and cash equivalents, accounts payable and accrued liabilities approximate their respective fair values due to their short-term nature.

Marketable Securities

The following table summarizes, by major security type, the Company’s assets that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy. Amortized cost net of unrealized gain (loss) is equal to fair value as of June 30, 2023 and December 31, 2022. The fair value as of June 30, 2023 and December 31, 2022 are as follows (amounts in thousands):

	June 30, 2023
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Level 1 securities
Money market funds	$168,502	$—	$—	$168,502
Level 2 securities
Commercial paper	71,502	—	—	71,502
U.S. government and agency securities	539,838	39	(4,964)	534,913
Corporate notes and bonds	151,199	5	(4,795)	146,409
Total	$931,041	$44	$(9,759)	$921,326

	December 31, 2022
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Level 1 securities
Money market funds	$107,439	$—	$—	$107,439
Level 2 securities
Commercial paper	104,231	—	—	104,231
U.S. government and agency securities	620,660	24	(10,234)	610,450
Corporate notes and bonds	196,321	—	(7,663)	188,658
Total	$1,028,651	$24	$(17,897)	$1,010,778

Realized gains and losses and interest income from the investment are included in interest income.

The Company regularly reviews its available-for-sale marketable securities in an unrealized loss position and evaluates the current expected credit loss by considering factors such as historical experience, market data, issuer-specific factors, and current economic conditions. The following tables display additional information regarding gross unrealized losses and fair value by major security type for the 77 and 95 marketable securities in unrealized loss positions as of June 30, 2023 and December 31, 2022, respectively (amounts in thousands):

	June 30, 2023
	Less than 12 Consecutive Months		12 Consecutive Months or Longer		Total
	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value
U.S. government and agency securities	$(234)	$256,659	$(4,731)	$151,902	$(4,965)	$408,561
Corporate notes and bonds	(11)	6,001	(4,783)	138,678	(4,794)	144,679
Total	$(245)	$262,660	$(9,514)	$290,580	$(9,759)	$553,240

	December 31, 2022
	Less than 12 Consecutive Months		12 Consecutive Months or Longer		Total
	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value
U.S. government and agency securities	$(521)	$231,047	$(9,713)	$336,517	$(10,234)	$567,564
Corporate notes and bonds	(261)	18,585	(7,402)	170,073	(7,663)	188,658
Total	$(782)	$249,632	$(17,115)	$506,590	$(17,897)	$756,222

The unrealized losses were attributable to changes in interest rates that impacted the value of the investments, and not increased credit risk. There were no sales of available-for-sale marketable securities during the three months ended June 30, 2023. The Company received proceeds of $1.5 million including interest, from the sale of available-for-sale marketable securities during the six months ended June 30, 2023. During the three and six months ended June 30, 2022, the Company received proceeds of $2.0 million and $15.2 million, respectively, including interest, from the sale of available-for-sale marketable securities. The Company realized immaterial gains and losses as a result of such sales for the three and six months ended June 30, 2023 and 2022. The Company does not intend to sell the investments that are in an unrealized loss position, nor is it more likely than not that the Company will be required to sell the investments before the recovery of the amortized cost basis, which may be its maturity. Accordingly, the Company did not record an allowance for credit losses associated with these investments.

The estimated amortized cost and fair value of available-for-sale securities by contractual maturity as of June 30, 2023 are as follows (amounts in thousands):

	June 30, 2023
	Amortized Cost	Fair Value
Due within one year	$895,706	$887,714
Due after one year and through five years	35,335	33,612
Total	$931,041	$921,326

Note 5. Balance Sheet Components

Property and Equipment

Property and equipment as of June 30, 2023 and December 31, 2022, consisted of the following (amounts in thousands):

	June 30,	December 31
	2023	2022
Computer equipment, hardware, and software	$7,290	$6,784
Furniture and fixtures	77,118	57,771
Leasehold improvements	98,505	72,201
Machinery and equipment	124,645	120,618
Construction-in-progress	104,505	108,585
Property and equipment, gross	412,063	365,959
Accumulated depreciation and amortization	(88,191)	(70,025)
Property and equipment, net	$323,872	$295,934

Depreciation and amortization expense related to property and equipment was $9.6 million and $5.5 million for the three months ended June 30, 2023 and 2022, respectively. Depreciation and amortization expense related to property and equipment was $18.8 million and $10.3 million for the six months ended June 30, 2023 and 2022, respectively.

Other Liabilities

Other liabilities as of June 30, 2023 and December 31, 2022, consisted of the following (amounts in thousands):

	June 30,	December 31,
	2023	2022
Long-term advance payments	$2,515	$2,615
Asset retirement obligation	9,293	5,873
Other liabilities	$11,808	$8,488

Note 6. Leases

The Company leases its headquarters, pre-pilot manufacturing facilities and certain equipment, with current lease terms running through 2032. Fixed rent generally escalates each year, and the Company is responsible for a portion of the landlords’ operating expenses such as property tax, insurance and common area maintenance.

In April 2021, the Company entered into a lease agreement for premises located in San Jose, California to be used for QS-0, our pre-pilot production line. The lease expires in September 2032. Under this QS-0 lease, the Company has two five-year renewal options, which have not been included in the calculation of the lease liability and right-of use asset at the lease inception as the exercise of the options was not reasonably certain. This initial QS-0 lease is classified as a finance lease.

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

In November 2021, the Company entered into lease agreements for additional premises in San Jose, California adjacent to the site of QS-0. The November 2021 leases represent an expansion of space for QS-0 and the Company’s engineering and development activities. Such leases will expire in September 2032 but include an option to extend the terms of the lease for an additional 10-year period. The November 2021 leases commenced in November 2021, January 2022, and April 2022 and were classified as operating leases. The additional 10-year extension period has not been included in the calculation of the lease liability and right-of-use asset at the lease inception as the exercise of the option was not reasonably certain.

The Company’s leases do not have any contingent rent payments and do not contain residual value guarantees.

The components of lease related expense are as follows (amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Lease costs	2023	2022	2023	2022
Finance lease costs:
Amortization of right-of-use assets	$718	$718	$1,437	$1,437
Interest on lease liabilities	602	607	1,202	1,207
Operating lease costs	2,257	2,241	4,542	4,258
Variable lease costs	1,791	726	2,370	1,133
Total lease expense	$5,368	$4,292	$9,551	$8,035

The components of supplemental cash and non-cash information related to leases are as follows (amounts in thousands):

	Six Months Ended June 30,
	2023	2022
Operating outgoing cash flows - finance lease	$602	$607
Financing outgoing cash flows - finance lease	640	199
Operating outgoing cash flows - operating lease	3,210	1,203
Right-of-use assets obtained in exchange for new operating lease liabilities	—	28,845

The table below displays additional information for leases as of June 30, 2023 and December 31, 2022:

	June 30, 2023	December 31, 2022
Finance lease
Weighted-average remaining lease term - finance lease (in years)	9.3	9.8
Weighted-average discount rate - finance lease	6.06%	6.06%
Operating lease
Weighted-average remaining lease term - operating lease (in years)	9.1	9.6
Weighted-average discount rate - operating lease	6.36%	6.36%

As of June 30, 2023, future minimum payments during the next five years and thereafter are as follows (amounts in thousands):

Fiscal Year	Operating Leases	Finance Lease
2023 (remaining six months)	$4,222	$2,508
2024	8,846	5,131
2025	9,060	5,272
2026	9,025	5,417
2027	9,135	5,566
2028	9,404	5,719
Thereafter	36,965	22,345
Total	86,657	51,958
Less present value discount	(21,871)	(12,620)
Lease liabilities	$64,786	$39,338

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

Delaware Class Action

A shareholder derivative suit was filed in the Court of Chancery of the State of Delaware on August 16, 2022, against former and current directors and officers of the Company and of Kensington. Defendants moved to dismiss the complaint. Plaintiff filed an amended complaint on March 3, 2023, this time seeking relief on behalf of a putative class of holders of Kensington Class A Common Stock who held such stock prior to the November 23, 2020 redemption deadline and were allegedly entitled to redeem their shares but did not. The amended class action complaint alleges that the defendants breached various duties to the Company or aided and abetted such breaches. Defendants moved to dismiss the amended complaint on May 8, 2023, which motions are pending.

For many legal matters, particularly those in early stages, the Company cannot reasonably estimate the possible loss (or range of loss), if any. The Company records an accrual for legal matters at the time or times it determines that a loss is both probable and reasonably estimable. Amounts accrued as of June 30, 2023 and December 31, 2022 were not material. Regarding matters for which no accrual has been made (including the potential for losses in excess of amounts accrued), the Company currently believes, based on its own investigations, that any losses (or ranges of losses) that are reasonably possible and estimable will not, in the aggregate, have a material adverse effect on its financial position, results of operations, or cash flows. However, the ultimate outcome of legal proceedings involves judgments, estimates, and inherent uncertainties and cannot be predicted with certainty. Should the ultimate outcome of any legal matter be unfavorable, the Company's business, financial condition, results of operations, or cash flows could be materially and adversely affected. The Company may also incur substantial legal fees, which are expensed as incurred, in defending against legal claims.

Other commitments

The Company's minimum purchase commitments consist of non-cancellable agreements to purchase goods and services, primarily for materials, and licenses and hosting services, entered into in the ordinary course of business.

As of June 30, 2023, future minimum purchase commitments in aggregate during the next five years and thereafter are as follows (amounts in thousands):

Fiscal Year	Minimum Purchase Commitments
2023 (remaining six months)	$1,798
2024	4,049
2025	4,164
2026	2,142
2027	1,418
Thereafter	—
Total	$13,571

Note 8. Stockholders’ Equity

As of June 30, 2023 and December 31, 2022, 1,350,000,000 shares, $0.0001 par value per share are authorized, of which, 1,000,000,000 shares are designated as Class A Common Stock, 250,000,000 shares are designated as Class B Common Stock, and 100,000,000 shares are designated as Preferred Stock.

Common Stock

Holders of common stock are entitled to dividends when, as, and if, declared by the Company’s Board of Directors (the “Board”), subject to the rights of the holders of all classes of stock outstanding having priority rights to dividends. As of June 30, 2023, the Company had not declared any dividends. The holder of each share of Class A Common Stock is entitled to one vote, and the holder of each share of Class B Common Stock is entitled to ten votes.

In March 2021, the Company completed an underwritten public offering of shares of its Class A Common Stock and issued 11,960,000 shares for an aggregate purchase price of $462.9 million, net of issuance costs of $15.5 million (the “March 2021 Public Offering”).

On February 28, 2023, the Company entered into separate Distribution Agreements with J.P. Morgan Securities LLC, Cowen and Company, LLC, Deutsche Bank Securities Inc. and UBS Securities LLC, as sales agents, pursuant to which the Company is able to, from time to time, issue and sell common stock with an aggregate offering price of up to $400 million (the “ATM offering”) under the prospectus supplement to the Form S-3 (File No. 333-266419). No shares of the Company's Class A Common Stock were sold pursuant to the ATM offering during the three and six months ended June 30, 2023.

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

As of June 30, 2023, 84,813,924 shares of Class A Common Stock are authorized for issuance pursuant to awards under the 2020 Plan, plus any shares of Class A Common Stock subject to stock options, restricted stock units or other awards that were assumed in the Business Combination and terminate as a result of being unexercised or are forfeited or repurchased by the Company, with the maximum number of shares to be added to the 2020 Plan equal to 69,846,580 shares of Class A Common Stock.

Stock Options

Stock option activity under the Plans, including the EPA Program discussed below is as follows:

	Number of Shares Outstanding (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Intrinsic value (in thousands)
Balance as of December 31, 2022(1)	50,124	$8.65	6.05
Cancelled and forfeited(2)	(864)	22.50	—
Exercised	(5,094)	1.14	—
Balance as of June 30, 2023	44,166	$9.25	5.91	$172,064
Vested and expected to vest as of June 30, 2023(3)	35,095	$5.68	5.25	$172,064
Vested and exercisable as of June 30, 2023	27,434	$1.91	4.44	$166,717

(1) This includes 16.0 million options granted and outstanding as of December 31, 2022 pursuant to the EPA Program.

(2) This includes 0.8 million options under the EPA Program.

(3) This includes 6.0 million options granted pursuant to the EPA Program that are currently expected to vest. None of the options granted pursuant to the EPA Program were vested and exercisable as of June 30, 2023.

There were no options granted during the six months ended June 30, 2023 or June 30, 2022. The aggregate intrinsic value of options exercised during the six months ended June 30, 2023 and 2022 was $36.5 million and $23.9 million, respectively.

Excluding options granted pursuant to the EPA Program, as of June 30, 2023, the Company had stock-based compensation of $3.9 million related to unvested stock options not yet recognized that are expected to be recognized over an estimated weighted average period of 1.6 years.

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

The Company accounts for the compensation expense associated with each Tranche when it determines that achievement of a related business milestone is considered probable. As of June 30, 2023, the business milestone for one Tranche had been achieved; however, because the related stock price target has not yet been achieved, no shares have vested to date. As of June 30, 2023, one other Tranche was considered probable.

For the three and six months ended June 30, 2023, the Company recorded stock-based compensation expense of $10.7 million and $18.4 million, respectively, related to the EPA Program. For the three and six months ended June 30, 2022, the Company recorded stock-based compensation expense of $12.0 million and $25.6 million, respectively, related to the EPA Program. As of June 30, 2023, the Company had approximately $40.1 million of total unrecognized stock-based compensation expense for the business milestones currently achieved or considered probable of achievement, which will be recognized over an estimated weighted-average period of 3.3 years. As of June 30, 2023, the Company had approximately $168.0 million of total unrecognized stock-based compensation expense for the business milestones currently considered not probable of achievement.

Restricted Stock Units Activities

During the six months ended June 30, 2023, the Company granted 4.0 million shares of restricted stock units with service and performance conditions (“PSU”) to members of the Company’s management team and certain other employees under the Company's 2020 Plan. The performance conditions for these PSUs are related to the Company’s product development milestones through May 2026. These PSUs will expire in May 2026 if performance conditions are not met. For the three and six months ended June 30, 2023, the Company recorded stock-based compensation expense of $4.5 million and $7.4 million, respectively, related to these PSUs, upon determination that the product development milestones are currently considered probable of achievement.

The Company established the 2023 Bonus Plan to be settled in the form of restricted stock units to employees upon the achievement of certain service and performance conditions. These performance conditions are related to the Company’s product development, operational, and business milestones in the current year. For the three and six months ended June 30, 2023, the Company recorded stock-based compensation expense of $7.4 million and $11.2 million related to the 2023 Bonus Plan for the performance conditions currently considered probable of achievement. The stock-based compensation expense related to the 2023 Bonus Plan are recorded as liabilities under Accrued compensation and benefits in the Condensed Consolidated Balance Sheets as of June 30, 2023, and will be reclassified to additional paid-in capital upon issuance of the restricted stock units. No shares have been granted under the 2023 Bonus Plan as of June 30, 2023.

Restricted stock units with service conditions only (“RSU”) and PSU activities under the Plans are as follows:

	RSUs Outstanding		PSUs Outstanding
	Number of Units (in thousands)	Weighted Average Grant Date Fair Value	Number of Units (in thousands)	Weighted Average Grant Date Fair Value
Balance as of December 31, 2022	16,563	$13.79	—	$—
Granted	15,614	7.53	4,031	7.78
Vested	(4,007)	11.73	—	—
Forfeited	(1,383)	13.82	—	—
Balance as of June 30, 2023	26,787	$10.45	4,031	$7.78

The fair value of RSUs which vested during the six months ended June 30, 2023 and June 30, 2022 was $33.3 million and $33.7 million, respectively. No PSUs vested during the six months ended June 30, 2023.

As of June 30, 2023, unrecognized compensation costs related to unvested RSUs and PSUs were $258.5 million and $23.9 million, respectively, and are expected to be recognized over a weighted average period of 2.9 years and 1.4 years, respectively.

Stock-Based Compensation Expense

Total stock-based compensation expense recognized in the accompanying Condensed Consolidated Statements of Operations and Comprehensive Loss for all awards is as follows (amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Research and development	$28,177	$14,786	$47,413	$28,023
General and administrative	21,815	16,140	40,569	31,384
Total stock-based compensation expense	$49,992	$30,926	$87,982	$59,407

The stock-based compensation expense in the three and six months ended June 30, 2023 includes $7.4 million and $11.2 million, respectively, recorded as a liability under Accrued compensation and benefits related to the Company’s 2023 Bonus Plan.

Note 9. Earnings (Loss) Per Share

Basic net loss per share is computed by dividing the net loss by the weighted-average number of shares of common stock outstanding during the period. Diluted earnings per share adjusts basic earnings per share for the potentially dilutive impact of stock options and warrants. As the Company has reported a loss for the three and six months ended June 30, 2023 and 2022, potentially dilutive securities including stock options and warrants, are antidilutive and accordingly, basic net loss per share equals diluted net loss per share.

The following table sets forth the computation of basic and diluted loss per Class A Common Stock and Class B Common Stock (amounts in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Numerator:
Net loss attributable to common stockholders	$(116,521)	$(94,829)	$(221,168)	$(185,181)
Denominator:
Weighted average Class A and Class B Common Stock outstanding - Basic and Diluted	445,324	431,523	442,724	430,435
Net loss per share attributable to Class A and Class B Common stockholders - Basic and Diluted	$(0.26)	$(0.22)	$(0.50)	$(0.43)

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

The following table presents the potential common stock outstanding that was excluded from the computation of diluted net loss per share of common stock as of the periods presented because including them would have been antidilutive (amounts in thousands):

	As of June 30,
	2023	2022
Options	44,166	50,324
RSUs	26,787	16,283
PSUs	7,340	—
Total	78,293	66,607

Note 10. Joint Venture and Redeemable Non-Controlling Interest

As described in Note 2, Summary of Significant Accounting Policies, in September 2018, Legacy QuantumScape entered into a JVA, which was amended in 2020, with VWGoA and VGA and formed QSV. The Company has determined that the entity was a VIE with a related party, and the Company’s operations were more closely associated with QSV. As such, the Company consolidates QSV for financial reporting purposes, and a non-controlling interest is recorded for VGA’s interest in the net assets and operations of QSV’s operations to the extent of the VGA investment. The Company’s Condensed Consolidated Balance Sheets includes $3.5 million and $3.4 million cash and cash equivalents of QSV as of June 30, 2023 and December 31, 2022, respectively. Although the Company has consolidated the net assets of QSV, it has no right to the use of those assets for its standalone operations.

The following table sets forth the change in redeemable non-controlling interest for the six months ended June 30, 2023 and 2022 (amounts in thousands):

Redeemable Non-Controlling Interest
Balance as of December 31, 2022	$1,704
Net income attributable to redeemable non-controlling interest in QSV	30
Balance as of June 30, 2023	$1,734

Redeemable Non-Controlling Interest
Balance as of December 31, 2021	$1,693
Net loss attributable to redeemable non-controlling interest in QSV	(9)
Balance as of June 30, 2022	$1,684

Pursuant to the agreement with VWGoA, the Company has reserved $134.0 million to fund its expected equity contributions to QSV, which amounts are included in cash and cash equivalents and marketable securities in the accompanying Condensed Consolidated Balance Sheets as of June 30, 2023.

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

We are a development-stage company with no revenue to date, have incurred a net loss from operations of approximately $123.5 million and $233.5 million for the three and six months ended June 30, 2023, respectively, and an accumulated deficit of approximately $2.7 billion from our inception through June 30, 2023. We expect to incur significant expenses and continuing losses for the foreseeable future.

Key Trends, Opportunities and Uncertainties

We are a pre-revenue company. We believe that our performance and future success depend on several factors that present significant opportunities for us but also pose significant risks and challenges, including those discussed below and in the section titled “Risk Factors” appearing elsewhere in this Report.

Product Development

We are developing our battery technology with the goal of commercialization via the production of C-sample battery cells made available for sale to a third party. We have demonstrated capabilities of our solid-state separator and battery technology in single-layer and multi-layer cell cycling data, and in 2022, shipped our first 24-layer A0 prototype battery cells to multiple automotive OEMs for testing. Following that shipment, we plan to focus our research and development on subsequent generations of prototype samples incorporating advances in cell functionality, process and reliability, as well as bringing online the manufacturing capability of our QS-0 pre-pilot production line.

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

•
Continued improvement in quality, consistency and reliability. We are working to improve the quality and uniformity of our cells, including our solid-state separators, to further improve, among other things, the cycling behavior, power, operating conditions, and reliability of our cells. For certain of our processes, we use methods of continuous processing found at scale in both the battery and ceramic industries and are working on continuous improvement of this process, including better quality, consistency, and higher throughput through automation and process control (including specification tightening and adding or improving inspection points along the manufacturing process flow), quality of material inputs, and particle reduction across our process. We are also exploring new methods not typically used in ceramics that offer significant potential cost savings. Regarding consistency, we believe tightening the variability of separator quality will result in better yield. We plan to implement process improvements and controls necessary to manufacture higher quality, more consistent materials; we believe these activities will ultimately lead to higher reliability.
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
•
Multi-layering. We have demonstrated capabilities of our solid-state separator and battery technology in single-layer and multi-layer solid-state cells in commercially relevant areas (ranging from approximately 60x75mm to 70x85mm), and in 2022, shipped 24-layer A0 prototype battery cells to multiple automotive OEMs for testing. In order to advance the maturity of our prototype cells and produce commercially-viable solid-state battery cells, we must produce battery cells with dozens of layers and may have to increase cell layer count; while we target our first commercial product to have 24 layers, the exact number of layers and dimensions will vary and depend upon specific customer preference, cell design considerations, and other factors. We will need to overcome production challenges to produce sufficient volumes of our solid-state separators and prototype battery cells to complete development of our first commercial product and for customer evaluation and product qualification purposes, as well as subsequent cell designs that may require increased layer counts.
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

Our team of scientists, engineers, technicians, and other staff is highly motivated and committed to solving these challenges ahead. However, any delays in the completion of these tasks will require additional cash use and delay market entry. As we expand the capabilities of our engineering line, and build-out and bring up a pre-pilot production line (“QS-0”) and a 1 GWh pilot-production line (“QS-1”), we expect our rate of cash utilization to also increase significantly.

Process Development

Our architecture depends on our proprietary solid-state ceramic separator which we plan to manufacture ourselves. Though our separator’s design is unique, our first generation process relies on established or similar high-volume production processes already deployed in other industries. We are developing a subsequent, proprietary higher-volume separator manufacturing process that seeks to further reduce cost, increase throughput, and improve quality.

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

QS-0 is intended to serve three purposes. First, QS-0 is intended to provide a sufficient quantity of solid-state separators and cells for internal development, customer sampling (including pre A-sample, A-sample, and B-sample cells). Second, QS-0 is intended to provide the basis for continued manufacturing process development and to help inform QS-1 equipment selection and specifications. Delays in the successful buildout of QS-0 may impact both our development and the QS-1 timelines. And third, as we continue to build out our manufacturing capabilities, we target the start of commercialization via the initial production of C-sample battery cells at QS-0 to be made available for sale to a third party.

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

Access to Capital

Based on our current business plan, we believe that our cash resources will last into the second half of 2025. On February 28, 2023, we filed a prospectus supplement to the Form S-3 for the issuance and sale of our Class A Common Stock from time to time for an aggregate offering price of up to $400 million. No shares of our Class A Common Stock were sold pursuant to the ATM offering during the three and six months ended June 30, 2023. Any proceeds from the future sale of shares will be used for working capital and other general corporate purposes and would further extend our forecasted cash runway.

However, any changes to our technology development, operating costs and scale-up could materially impact us and the availability of our capital resources.

Regulatory Landscape

We operate in an industry that is subject to many established environmental regulations, which have generally become more stringent over time, particularly in hazardous waste generation and disposal and pollution control. Regulations in our target markets include economic incentives to purchasers of EVs, tax credits for EV manufacturers, and economic penalties that may apply to a car manufacturer based on its fleet-wide emissions which may indirectly benefit us to the extent that the regulations expand the market size of EVs. While we also expect environmental regulations to provide a tailwind to our growth, it is possible for certain regulations to result in margin pressures. Trade restrictions and tariffs, while historically minimal between the European Union and the United States where most of our production and sales are initially expected, are subject to unknown and unpredictable change that could impact our ability to meet projected sales or margins. In addition, there are government regulations pertaining to battery safety, transportation of batteries, use of batteries in cars, and factory safety. We will ultimately have to comply with these regulations to sell our batteries into the market. The license and sale of our batteries abroad is likely to be subject to export controls in the future.

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

General and Administrative Expense

General and administrative expenses consist mainly of personnel-related expenses for our executive, sales and marketing, insurance and other administrative functions as well as outside professional services, including legal, accounting and other advisory services. We have expanded our personnel headcount and we are continuing to expand our supporting systems, in anticipation of planning for and supporting the ramp up of commercial manufacturing operations and due to the ongoing requirements of being a public company. Accordingly, we expect our general and administrative expenses to increase in the near term and for the foreseeable future. Upon commencement of commercial operations, we also expect general and administrative expenses to include customer and sales support and advertising costs. We also recognize significant non-cash stock-based compensation to executives and certain employees. The non-cash expense recognized for EPA Program grants is based on a probability assessment of the performance conditions, and as such, we expect general and administrative expenses to fluctuate in the future as the performance conditions are re-assessed at each reporting period. Further, should the stated market conditions of the EPA Program awards be achieved prior to the expected achievement period, we may accelerate the stock-based compensation expense recognized, which could result in significant fluctuations in general and administrative expense recognized in the future.

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

Results of Operations

Comparison of the Three and Six Months Ended June 30, 2023 to the Three and Six Months Ended June 30, 2022

The following table sets forth our historical operating results for the periods indicated (amounts in thousands):

	Three Months Ended June 30,		$	%	Six Months Ended June 30,		$	%
	2023	2022	Change	Change	2023	2022	Change	Change
Operating expenses:
Research and development	$86,453	$65,133	$21,320	33%	$163,394	$126,478	$36,916	29%
General and administrative	37,089	30,740	6,349	21%	70,126	60,052	10,074	17%
Total operating expenses	123,542	95,873	27,669	29%	233,520	186,530	46,990	25%
Loss from operations	(123,542)	(95,873)	(27,669)	29%	(233,520)	(186,530)	(46,990)	25%
Other income (loss):
Interest expense	(602)	(607)	5	(1)%	(1,202)	(1,207)	5	(0)%
Interest income	7,319	1,510	5,809	385%	13,596	2,326	11,270	485%
Other income (expense)	318	133	185	139%	(12)	221	(233)	(105)%
Total other income (loss):	7,035	1,036	5,999	579%	12,382	1,340	11,042	824%
Net loss	(116,507)	(94,837)	(21,670)	23%	(221,138)	(185,190)	(35,948)	19%
Less: Net loss attributable to non-controlling interest	14	(8)	22	(275)%	30	(9)	39	(433)%
Net loss attributable to common stockholders	$(116,521)	$(94,829)	$(21,692)	23%	$(221,168)	$(185,181)	$(35,987)	19%

Research and Development

The increase in research and development expense in the three months ended June 30, 2023 compared to the three months ended June 30, 2022 primarily resulted from an increase of $4.2 million related to depreciation and amortization, an increase of $3.6 million in personnel cost due to the growth in research and development headcount to support our battery technology development. Additionally, non-cash stock-based compensation expense increased by $13.4 million from $14.8 million for the three months ended June 30, 2022 to $28.2 million for the three months ended June 30, 2023 primarily due to the effect of restricted stock units granted subsequent to June 30, 2022 and the effect of the 2023 Bonus Plan which will be settled in vested restricted stock units.

The increase in research and development expense in the six months ended June 30, 2023 compared to the six months ended June 30, 2022 primarily resulted from an increase of $8.2 million related to depreciation and amortization, an increase of $7.8 million in personnel cost due to the growth in research and development headcount to support our battery technology development. Additionally, non-cash stock-based compensation expense increased by $19.4 million from $28.0 million for the six months ended June 30, 2022 to $47.4 million for the six months ended June 30, 2023 primarily due to the effect of restricted stock units granted subsequent to June 30, 2022 and the effect of the 2023 Bonus Plan which will be settled in vested restricted stock units.

General and Administrative

The increase in general and administrative expenses in the three months ended June 30, 2023 compared to the three months ended June 30, 2022 primarily resulted from the non-cash stock-based compensation expense increase of $5.7 million, from $16.1 million for the three months ended June 30, 2022 to $21.8 million for the three months ended June 30, 2023, primarily due to the effect of restricted stock units granted subsequent to June 30, 2022 and the effect of the 2023 Bonus Plan which will be settled in vested restricted stock units.

The increase in general and administrative expenses in the six months ended June 30, 2023 compared to the six months ended June 30, 2022 primarily resulted from the non-cash stock-based compensation expense increase of $9.2 million, from $31.4 million for the six months ended June 30, 2022 to $40.6 million for the six months ended June 30, 2023, primarily due to the effect of restricted stock units granted subsequent to June 30, 2022 and the effect of the 2023 Bonus Plan which will be settled in vested restricted stock units.

Other Income (Expense)

Interest Income

The increase in interest income during the three and six months ended June 30, 2023 compared to the three and six months ended June 30, 2022 was mainly due to an increase in interest rates.

Other Income (Expense)

Other income (expense) for the three and six months ended June 30, 2023 consisted of foreign currency exchange loss and other miscellaneous income. Other income for the three and six months ended June 30, 2022 primarily consisted of miscellaneous income and foreign currency exchange gain.

Liquidity and Capital Resources

As of June 30, 2023 and December 31, 2022, our principal sources of liquidity were our cash and cash equivalents and marketable securities in the amount of approximately $909.7 million and $1.1 billion, respectively. Our cash equivalents are invested in U.S. money market funds, U.S. Treasury bonds and commercial paper. Our marketable securities are invested in U.S. Treasury notes and bonds, commercial paper, and corporate notes and bonds.

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

On July 29, 2022, we filed a shelf registration statement on Form S-3 with the SEC (File No. 333-266419) (the “Form S-3”), which the SEC declared effective on August 10, 2022, for the offer and sale of Class A Common Stock, preferred stock, depositary shares, debt securities, warrants, subscription rights, purchase contracts and units in one or more offerings and in any combination for an aggregate offering price of up to $1,000,000,000. Such securities may be offered pursuant to the base prospectus contained in the shelf registration statement and a prospectus supplement that would be prepared and filed at the time of any offering.

On February 28, 2023, we filed a prospectus supplement to the Form S-3 for the issuance and sale of our Class A Common Stock from time to time for an aggregate offering price of up to $400 million through J.P. Morgan Securities LLC, Cowen and Company, LLC, Deutsche Bank Securities Inc. and UBS Securities LLC, as the sales agents. We entered into Distribution Agreements with each of these sales agents on February 28, 2023, in connection with the offering. We have up to three years from the date of the Distribution Agreements to sell the shares, however we are not obligated to sell any such shares. Any proceeds from the sale of shares will be used for working capital and other general corporate purposes and would further extend our forecasted cash runway. No shares of our Class A Common Stock were sold pursuant to the ATM offering during the three and six months ended June 30, 2023.

Cash Flows and Material Cash Requirements

The following table provides a summary of our cash flow data for the periods indicated (amounts in thousands):

	For the Six Months Ended June 30,
	2023	2022
Net cash used in operating activities	$(119,994)	$(98,733)
Net cash provided by investing activities	110,448	116,633
Net cash provided by financing activities	6,993	4,768

Operating Activities

Our cash flows used in operating activities to date have been primarily driven by the growth in our underlying business to support the research and development of next-generation battery technology. Ahead of starting the pre-pilot and pilot production line operations, we expect our cash used in operating activities to increase significantly before we start to generate any material cash flows from our business. To support our research and development activities and our plan to expand our pre-pilot manufacturing capability, we are expecting cash payments of $8.6 million during the next twelve months and $78.0 million thereafter for the operating lease commitments as of June 30, 2023. From time to time we also enter into non-cancellable service and purchase commitments. We are expecting cash used in operating activities to include payments of approximately $4.0 million in the next twelve months and approximately $9.6 million thereafter through 2027 for our non-cancellable commitments as of June 30, 2023. As we complete the development of our solid-state, lithium-metal batteries and required process engineering to meet automotive cost targets, we anticipate that research and development operating expenses will increase significantly for the foreseeable future.

Cash used in operating activities for the six months ended June 30, 2023 was primarily driven by a net loss of $221.1 million, and a decrease of $4.0 million in accrued compensation and accounts payable, offset by non-cash expense of $88.0 million related to stock-based compensation, non-cash expense of $19.5 million related to depreciation and amortization, non-cash lease expense and amortization of right-of-use assets of $3.9 million.

Cash used in operating activities for the six months ended June 30, 2022 was primarily driven by a net loss of $185.2 million offset by non-cash expense of $59.4 million related to stock-based compensation, non-cash expense of $10.5 million related to depreciation and amortization, non-cash expense of $3.7 million related to amortization of premiums and accretion of discounts on marketable securities, and non-cash lease expense and amortization of right-of-use assets of $3.7 million. This was partially offset by an increase of $5.2 million in prepaid and other assets, an increase of $2.1 million in asset retirement obligation related to certain leased facilities and an increase of $0.7 million in accounts payable and accrued liabilities mainly driven by higher period-over-period spending in payroll, materials and supplies, professional services and general and administrative to support the growth of the business, specifically in the research and development of our battery technology.

Investing Activities

Our cash flows from investing activities to date have been comprised of purchases of property and equipment and purchases, maturities and sales of our marketable securities. We expect the level of capital investment to increase substantially in the near future as we fully build out our engineering lines as well as acquire the property and equipment for QS-0.

Cash provided by investing activities for the six months ended June 30, 2023 primarily consists of the proceeds from the maturity and sale of marketable securities of $452.5 million and $1.5 million, respectively, offset by $290.8 million used for the purchase of marketable securities. Cash provided by investing activities also includes $52.7 million of cash used for the purchase of various property and equipment, primarily to support our research and development activities.

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

Financing Activities

Our cash flows from financing activities primarily consist of proceeds from the issuance of common stock and exercise of stock options. Finance lease commitment for QS-0 will result in net cash payments of $5.1 million in the next twelve months and payments of $46.9 million thereafter.

Cash provided by financing activities during the six months ended June 30, 2023 is primarily due to $7.6 million received from the exercise of stock options and our employee stock purchase plan.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes to the Company’s market risk during the three months ended June 30, 2023. For a discussion of the Company’s exposure to market risk, refer to the Company’s market risk disclosures set forth in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” of our Annual Report.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2023, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended June 30, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

•
We face significant challenges in our attempt to develop a solid-state battery cell and produce it at high volumes with acceptable performance, quality, consistency, reliability, throughput, safety, and cost. The pace of development is often not predictable, and we may encounter delays and cost overruns related to planning, permitting, construction, supply chain disruptions, equipment installation, utilities infrastructure installation and operations start-up of our manufacturing facilities. Delays or failures in accomplishing these and other development objectives, including delays in delivering battery cell samples to our customers, may delay or prevent successful commercialization of our products.
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

Risks Related to Our Technology Development and Scale-Up

We face significant challenges in our attempt to develop a solid-state battery cell and produce it at high volumes with acceptable performance, quality, consistency, reliability, throughput, safety, and costs. The pace of development is often not predictable and we may encounter delays and cost overruns related to planning, permitting, construction, equipment installation, utilities infrastructure installation and operations start-up of our manufacturing facilities. Delays or failures in accomplishing these and other development objectives may delay or prevent successful commercialization of our products.

Developing lithium-metal solid-state batteries that meet the requirements for wide adoption by automotive OEMs is a difficult undertaking and, as far as we are aware, has never been done before. We are still in the development stage and face significant challenges in completing the development of our multi-layer battery cells and in producing battery cells in commercial volumes. Some of the development challenges that could prevent the introduction of our solid-state battery cell include difficulties with increasing the quality, consistency, reliability and production throughput of our separators and cells, increasing the size and layer count of our multi-layer cells, increasing manufacturing scale to produce the volume of cells needed for our technology development and customer applications, installing, bringing up and optimizing higher volume manufacturing equipment, packaging design and engineering to ensure adequate cycle life, pressure management, cost reduction, completion of the rigorous and challenging specifications required by our automotive partners, including but not limited to, calendar life, mechanical, safety, and abuse testing and development of the final manufacturing processes.

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

To achieve target energy density, we need to assemble multiple cell layers, enclose them within a single battery package, improve the cathode capacity loading, and address related technical challenges. Depending upon our customer’s requirements, our battery cell may require dozens of layers within each battery package. We have tested single-layer and multi-layer cells in commercially relevant areas that measure approximately 60x75mm to 70x85mm, and shipped our first 24-layer A0 prototype battery cells in 2022. While we target our first commercial product to have 24 layers, the exact number of layers and dimensions will vary and depend upon specific customer preference, cell design considerations, and other factors. We will need to overcome production challenges to produce sufficient volumes of our solid-state separators and prototype battery cells to complete development of our first commercial product and for customer evaluation and product qualification purposes, as well as subsequent cell designs that may require increased layer counts. We will need to produce these cells at improved yields without compromising performance, and while solving related packaging and reliability challenges in a way that is scalable and low-cost. There are significant engineering and mechanical challenges that we must overcome to advance the development of our battery cells. In addition, we will need to acquire certain equipment that we currently do not possess and develop the manufacturing process necessary to make these multi-layer battery cells in high volume. If we are not able to overcome these developmental hurdles in building our multi-layer cells, our business is likely to fail.

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

In addition, the cost of mass-producing battery cells depends in part upon the prices and availability of raw materials such as lithium, nickel, cobalt and/or other metals. The prices for these materials fluctuate and their available supply may be unstable, depending on market conditions and global demand for these materials. Demand for lithium has increased dramatically in recent years, and is expected to continue to increase, due to the ongoing rapid increase in lithium batteries in portable electronics and the growing EV and energy storage markets. Furthermore, significant deposits of certain of our raw materials, such as lithium, are available in countries that may be subject to political, economic and social instability or where there is an ongoing risk of tariffs or other prohibitions being imposed by the United States or the European Union on the import of such materials from such countries. There can be no assurance that suppliers of these raw materials may be able to meet our volume and other specific needs at reasonable prices, particularly as we ramp up our commercial operations.

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

In particular, while we have estimated that eliminating the anode host material and the associated manufacturing costs will provide a savings in production at scale compared to the costs of building traditional lithium-ion batteries at leading manufacturers, that estimate is subject to numerous assumptions and uncertainties. To achieve those savings, we will need to achieve significant cost savings in battery design and manufacturing, in addition to the cost savings associated with the elimination of an anode from our solid-state battery cells, while controlling costs associated with the manufacturing of our solid-state separator, including achieving substantial improvements in throughput and yield required to hit commercial targets. Further, we will need to capture industry-wide cost savings in the materials, components, equipment, and processes that we share with traditional lithium-ion battery manufacturing, notably in the cathode, cell design, and factory. We cannot be certain that we will achieve these cost savings or that future efficiency improvements in lithium-ion battery manufacturing will not reduce or eliminate these estimated cost savings.

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

The commercialization timeline originally contemplated in 2018 by the joint venture agreements, and by subsequent amendments, has changed, and at the time of filing of our Annual Report, certain milestones contemplated by the joint venture agreements had not been met. As a result, Volkswagen’s right to exercise its put rights has been triggered. If Volkswagen exercises such rights, the joint venture with Volkswagen and Volkswagen’s commitments to purchase output capacity from the joint venture would terminate, and we would be obligated to purchase Volkswagen’s interest in the joint venture for its book value. As of June 30, 2023, the book value of this interest was approximately $1.7 million and is recorded as a redeemable non-controlling interest in our Condensed Consolidated Balance Sheets. To the extent that we and Volkswagen allocate additional money to the joint venture in the future, the cost to us of a decision by Volkswagen to exercise its put rights would increase. There can be no assurance that Volkswagen will not decide to exercise these or any other put rights that it may have in the future with respect to its interest in the joint venture.

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

As of June 30, 2023, our executive officers, directors and their affiliates as a group and each of our stockholders who own 5% or more of our outstanding Class A Common Stock or our Class B Common Stock, in the aggregate, beneficially own approximately 27.7% of our Class A Common Stock and 94.6% of our Class B Common Stock outstanding, representing approximately 69.2% of the vote. As a result, these stockholders, including Volkswagen, will be able to exercise a significant level of control over all matters requiring stockholder approval, including the election of directors, any amendment of our Amended and Restated Certificate of Incorporation (the “Certificate of Incorporation”) and approval of significant corporate transactions. In addition, Volkswagen holds the right to designate two directors to our Board. This control could have the effect of delaying or preventing a change of control or changes in our management and will make the approval of certain transactions difficult or impossible without the support of these stockholders and of their votes.

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

Many automotive OEMs and a number of battery technology companies are researching and investing in solid-state battery efforts and, in some cases, in battery development and production. There are a number of companies seeking to develop alternative approaches to solid-state battery technology, including lithium-metal batteries. We expect competition in battery technology and EVs to intensify due to increased demand for these vehicles and a regulatory push for EVs, continuing globalization, and consolidation in the worldwide automotive industry. For example, in 2022, Volkswagen announced the formation of PowerCo. SE, a company intended to consolidate its activities along the value chain for batteries – from processing raw materials to developing a unified Volkswagen battery to managing the European gigafactories. Developments in alternative technologies or improvements in battery technologies made by competitors may materially adversely affect the sales, pricing and gross margins of our batteries. If a competing technology is developed that has superior operational or price performance, our business will be harmed. Similarly, if we fail to accurately predict and ensure that our battery technology can address customers’ changing needs or emerging technological trends, or if our customers fail to achieve the benefits expected from our solid-state batteries, our business will be harmed.

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

We incurred a loss from operations of approximately $123.5 million and $233.5 million, a net loss of approximately $116.5 million and $221.1 million for the three and six months ended June 30, 2023, respectively, and an accumulated deficit of approximately $2.7 billion from our inception in 2010 through June 30, 2023. We believe that we will continue to incur operating losses each quarter until at least the time we begin significant production of our lithium-metal solid-state batteries, and such production is not expected to occur in the near future.

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

We may be involved in a variety of litigation, other claims, suits, regulatory actions or government investigations and inquiries and commercial or contractual disputes that, from time to time, are significant. See Note 7, Commitments and Contingencies, to the condensed consolidated financial statements elsewhere in this Report for a description of pending litigation matters that we are involved in.

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

The trading price of our Class A Common Stock has been and may in the future continue to be subject to extreme volatility. For example, from November 27, 2020, the date our Class A Common Stock began trading on the New York Stock Exchange (“NYSE”), through June 30, 2023, our Class A Common Stock has experienced an intra-day trading high of $132.73 per share and an intra-day trading low of $5.11 per share. At certain times during such period, the daily fluctuations in the trading price of our Class A Common Stock were substantially greater than 10%. We cannot predict the magnitude of future fluctuations in the trading price of our Class A Common Stock. The trading price of our Class A Common Stock may be affected by a number of factors, including events described in the risk factors set forth in this Report and in our other reports filed with the SEC from time to time, as well as our operating results, financial condition and other events or factors. Any of the factors listed below could have a material adverse effect on your investment in our securities. Factors affecting the trading price of our securities may include:

•
announcements by us or our competitors regarding technical developments and levels of performance achieved by our or their battery technologies;
•
announcements by us regarding the timing of our production objectives, including regarding QS-0, QS-1, and QS-1 Expansion;
•
announcements by us or Volkswagen regarding developments in our relationship with Volkswagen, or changes in Volkswagen's investment in us;
•
our ability to bring our products and technologies to market on a timely basis, or at all;
•
our operating results or development efforts failing to meet the expectation of securities analysts or investors in a particular period;
•
actual or anticipated fluctuations in our quarterly financial results or the quarterly financial results of companies perceived to be similar to it;
•
changes in the market’s expectations about our operating results or the electric vehicle industry;
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
•
sales of substantial amounts of the shares of Class A Common Stock by our directors, executive officers or significant stockholders, including Volkswagen, or the perception that such sales could occur;
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

In order to raise additional capital, we may in the future offer additional shares of our common stock or other securities convertible into or exchangeable for our common stock. For example, we may use the ATM offering or conduct other capital raises in the future, any of which may be dilutive to existing stockholders. We cannot assure you that we will be able to sell shares or other securities in any other offering at a price per share that is equal to or greater than the price per share paid by you for your existing shares, and investors purchasing shares or other securities in future offerings could have rights superior to existing stockholders. A significant portion of our total outstanding shares are eligible to be sold into the market, which could cause the market price of our common stock to drop significantly, even if our business is doing well.

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

We are required to use judgments in making estimates and assumptions in the preparation of our condensed consolidated financial statements, and our results of operations may fluctuate significantly as a result of changes to our estimates and assumptions.

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

Shares of Class B Common Stock have 10 votes per share, while shares of Class A Common Stock have one vote per share. As of June 30, 2023, the holders of the Class B Common Stock (excluding the voting power of any shares of Class A Common Stock beneficially owned by such holders) control approximately 62.0% of the voting power of our capital stock and therefore collectively control matters submitted to our stockholders for approval, including the election of directors, amendments of our organizational documents and any merger, consolidation, sale of all or substantially all of our assets or other major corporate transactions. Even though these holders are not party to any agreement that requires them to vote together, they may have interests that differ from yours and may vote in a way with which you disagree, and which may be adverse to your interests. This concentrated control may have the effect of delaying, preventing or deterring a change in control of us, could deprive our stockholders of an opportunity to receive a premium for their capital stock as part of a sale of us, and might ultimately affect the market price of shares of our Class A Common Stock.

Our dual class structure may depress the trading price of the Class A Common Stock.

We cannot predict whether our dual class structure will result in a lower or more volatile market price of the Class A Common Stock or in adverse publicity or other adverse consequences. For example, certain index providers have restrictions on including companies with multiple-class share structures in certain of their indexes. S&P Dow Jones and FTSE Russell have announced changes to their eligibility criteria for inclusion of shares of public companies on certain indices, including the S&P 500, pursuant to which companies with multiple classes of shares of common stock are excluded. In addition, several stockholder advisory firms have announced their opposition to the use of multiple class structures. As a result, the dual class structure of our Common Stock may cause stockholder advisory firms to publish negative commentary about our corporate governance practices or otherwise seek to cause us to change our capital structure. Any such exclusion from indices or any actions or publications by stockholder advisory firms critical of our corporate governance practices or capital structure could adversely affect the value and trading market of the Class A Common Stock.

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

Any economic, financial or banking crisis, or perceived threat of such a crisis, including a significant decrease in consumer confidence, may materially and adversely affect our business, financial condition, and results of operations.

In recent years, the United States and global economies suffered dramatic downturns as the result of the COVID-19 pandemic, a deterioration in the credit markets and related financial crisis as well as a variety of other factors including, among other things, extreme volatility in security prices, severely diminished liquidity and credit availability, ratings downgrades of certain investments and declining valuations of others. More recently, the rapid rise in interest rates during 2022, the resulting industry-wide reduction in the fair value of securities portfolios and the related bank runs resulting in the takeover by the Federal Deposit Insurance Corporation of certain banks in March 2023 caused volatility in the capital and credit markets and uncertainty with respect to the health of the U.S. banking system. The United States and certain foreign governments have taken unprecedented actions in an attempt to address and rectify these extreme market and economic conditions by providing liquidity and stability to the financial markets. If in the current or in future crises governments refuse to take such actions or if the actions taken by these governments are not successful, the resulting adverse economic conditions may negatively impact the demand for our solid-state battery cells and may negatively impact our liquidity and ability to raise capital, if needed, on a timely basis and on acceptable terms or at all.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Securities Trading Plans of Directors and Executive Officers

On May 15, 2023, our director J.B. Straubel adopted a Rule 10b5-1 trading arrangement providing for the sale from time to time of an aggregate of up to 901,029 shares of our Class A Common Stock. The trading arrangement is intended to satisfy the affirmative defense in Rule 10b5-1(c). The duration of the trading arrangement is until August 7, 2024, or earlier if all transactions under the trading arrangement are completed.

No other officers or directors, as defined in Rule 16a-1(f), adopted and/or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as defined in Regulation S-K Item 408, during the last fiscal quarter.

Item 6. Exhibits.

Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date

2.1	Business Combination Agreement, dated as of September 2, 2020, by and among Kensington Capital Acquisition Corp., Kensington Capital Merger Sub Corp. and Legacy QuantumScape.	S-4/A	333-248930	2.1	November 12, 2020

2.2	Amendment No. 1 to Business Combination Agreement, dated as of September 21, 2020, by and among Kensington Capital Acquisition Corp., Kensington Capital Merger Sub Corp. and Legacy QuantumScape.	S-4/A	333-248930	2.2	November 12, 2020

3.1	Amended and Restated Certificate of Incorporation of the Company.	8-K	001-39345	3.1	December 2, 2020

3.2	Amended and Restated Bylaws of the Company.	8-K	001-39345	3.1	October 25, 2022

10.1*#	Letter Agreement, dated as of May 26, 2023, by and between Legacy QuantumScape Battery, Inc. and Volkswagen Group of America Investments, LLC

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1†	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2†	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.
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

QuantumScape Corporation

Date: July 28, 2023	By:	/s/ Jagdeep Singh
Jagdeep Singh
Chief Executive Officer (Principal Executive Officer)

Date: July 28, 2023	By:	/s/ Kevin Hettrich
Kevin Hettrich
Chief Financial Officer (Principal Financial Officer)