Form 10-Q
period 2023-09-30
QuantumScape Corp
filed 2023-10-27
CIK 1811414

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

The number of shares of the registrant’s Class A Common Stock, par value $0.0001 per share outstanding was 429,687,172, and the number of shares of the registrant’s Class B Common Stock, par value $0.0001 per share outstanding was 59,874,114, as of October 20, 2023.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

QuantumScape Corporation

Condensed Consolidated Balance Sheets (Unaudited)

(In Thousands, Except per Share Amounts)

	September 30,	December 31,
	2023	2022
Assets
Current assets
Cash and cash equivalents ($3,480 and $3,395 as of September 30, 2023 and December 31, 2022, respectively, for joint venture)	$250,824	$235,393
Marketable securities	876,612	826,340
Prepaid expenses and other current assets	10,129	10,591
Total current assets	1,137,565	1,072,324
Property and equipment, net	321,903	295,934
Right-of-use assets - finance lease	25,858	28,013
Right-of-use assets - operating lease	57,112	60,782
Other assets	23,327	18,353
Total assets	$1,565,765	$1,475,406
Liabilities, redeemable non-controlling interest and stockholders’ equity
Current liabilities
Accounts payable	$9,618	$21,420
Accrued liabilities	10,025	7,477
Accrued compensation and benefits	18,938	13,061
Operating lease liability, short-term	4,886	3,478
Finance lease liability, short-term	2,829	1,373
Total current liabilities	46,296	46,809
Operating lease liability, long-term	58,881	62,560
Finance lease liability, long-term	35,859	38,005
Other liabilities	11,711	8,488
Total liabilities	152,747	155,862
Commitments and contingencies (see Note 7)
Redeemable non-controlling interest	1,749	1,704
Stockholders’ equity
Preferred stock- $0.0001 par value; 100,000 shares authorized; none issued and outstanding as of September 30, 2023 and December 31, 2022	—	—
Common stock - $0.0001 par value; 1,250,000 shares authorized (1,000,000 Class A and 250,000 Class B); 429,571 Class A and 59,874 Class B shares issued and outstanding as of September 30, 2023, 358,505 Class A and 79,454 Class B shares issued and outstanding as of December 31, 2022	49	44
Additional paid-in-capital	4,184,840	3,771,181
Accumulated other comprehensive loss	(6,323)	(17,873)
Accumulated deficit	(2,767,297)	(2,435,512)
Total stockholders’ equity	1,411,269	1,317,840
Total liabilities, redeemable non-controlling interest and stockholders’ equity	$1,565,765	$1,475,406

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

QuantumScape Corporation

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) (Unaudited)

(In Thousands, Except per Share Amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Operating expenses:
Research and development	$88,154	$87,582	$251,548	$214,060
General and administrative	32,716	33,072	102,842	93,124
Total operating expenses	120,870	120,654	354,390	307,184
Loss from operations	(120,870)	(120,654)	(354,390)	(307,184)
Other income (loss):
Interest expense	(593)	(600)	(1,795)	(1,807)
Interest income	10,479	3,487	24,075	5,813
Other income (expense)	382	114	370	335
Total other income	10,268	3,001	22,650	4,341
Net loss	(110,602)	(117,653)	(331,740)	(302,843)
Less: Net income (loss) attributable to non-controlling interest, net of tax of $0	15	7	45	(2)
Net loss attributable to common stockholders	$(110,617)	$(117,660)	$(331,785)	$(302,841)
Net loss	$(110,602)	$(117,653)	$(331,740)	$(302,843)
Other comprehensive income (loss):
Unrealized gain (loss) on marketable securities	3,392	(2,933)	11,550	(17,870)
Total comprehensive loss	(107,210)	(120,586)	(320,190)	(320,713)
Less: Comprehensive income (loss) attributable to non-controlling interest	15	7	45	(2)
Comprehensive loss attributable to common stockholders	$(107,225)	$(120,593)	$(320,235)	$(320,711)

Basic and Diluted net loss per share	$(0.23)	$(0.27)	$(0.73)	$(0.70)
Basic and Diluted weighted-average common shares outstanding	471,752	434,051	452,503	431,654

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

QuantumScape Corporation

Condensed Consolidated Statements of Redeemable Non-Controlling Interest and Stockholders’ Equity (Unaudited)

(In Thousands)

	Redeemable Non- Controlling	Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
Three Months Ended September 30, 2023	Interest	Shares	Amount	Capital	Deficit	Loss	Equity
Balance as of June 30, 2023	$1,734	447,386	$45	$3,855,602	$(2,656,680)	$(9,715)	$1,189,252
Exercise of stock options	—	1,300	—	2,297	—	—	2,297
Shares issued upon vesting of restricted stock units	—	3,259	—	—	—	—	—
Issuance of Class A Common Stock, net of issuance costs of $11.8 million	—	37,500	4	288,150	—	—	288,154
Stock-based compensation	—	—	—	38,791	—	—	38,791
Net income (loss)	15	—	—	—	(110,617)	—	(110,617)
Unrealized gain (loss) on marketable securities	—	—	—	—	—	3,392	3,392
Balance as of September 30, 2023	$1,749	489,445	$49	$4,184,840	$(2,767,297)	$(6,323)	$1,411,269

	Redeemable Non- Controlling	Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
Nine Months Ended September 30, 2023	Interest	Shares	Amount	Capital	Deficit	Loss	Equity
Balance as of December 31, 2022	$1,704	437,959	$44	$3,771,181	$(2,435,512)	$(17,873)	$1,317,840
Exercise of stock options and employee stock purchase plan	—	6,720	1	9,929	—	—	9,930
Shares issued upon vesting of restricted stock units	—	7,266	—	—	—	—	—
Issuance of Class A Common Stock, net of issuance costs of $11.8 million	—	37,500	4	288,150	—	—	288,154
Stock-based compensation	—	—	—	115,580	—	—	115,580
Net income (loss)	45	—	—	—	(331,785)	—	(331,785)
Unrealized gain (loss) on marketable securities	—	—	—	—	—	11,550	11,550
Balance as of September 30, 2023	$1,749	489,445	$49	$4,184,840	$(2,767,297)	$(6,323)	$1,411,269

	Redeemable Non- Controlling	Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
Three Months Ended September 30, 2022	Interest	Shares	Amount	Capital	Deficit	Loss	Equity
Balance as of June 30, 2022	$1,684	432,669	$43	$3,699,039	$(2,208,786)	$(19,145)	$1,471,151
Exercise of stock options	—	1,437	—	1,967	—	—	1,967
Shares issued upon vesting of restricted stock units	—	1,488	—	—	—	—	—
Stock-based compensation	—	—	—	33,578	—	—	33,578
Net income (loss)	7	—	—	—	(117,660)	—	(117,660)
Unrealized loss on marketable securities	—	—	—	—	—	(2,933)	(2,933)
Balance as of September 30, 2022	$1,691	435,594	$43	$3,734,584	$(2,326,446)	$(22,078)	$1,386,103

	Redeemable Non- Controlling	Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
Nine Months Ended September 30, 2022	Interest	Shares	Amount	Capital	Deficit	Loss	Equity
Balance as of December 31, 2021	$1,693	428,319	$43	$3,634,665	$(2,023,605)	$(4,208)	$1,606,895
Exercise of stock options and employee stock purchase plan	—	3,480	—	6,934	—	—	6,934
Shares issued upon vesting of restricted stock units	—	3,795	—	—	—	—	—
Stock-based compensation	—	—	—	92,985	—	—	92,985
Net loss	(2)	—	—	—	(302,841)	—	(302,841)
Unrealized loss on marketable securities	—	—	—	—	—	(17,870)	(17,870)
Balance as of September 30, 2022	$1,691	435,594	$43	$3,734,584	$(2,326,446)	$(22,078)	$1,386,103

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

QuantumScape Corporation

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In Thousands)

	Nine Months Ended September 30,
	2023	2022
Operating activities
Net loss	$(331,740)	$(302,843)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	31,177	18,975
Amortization of right-of-use assets and non-cash lease expense	5,825	5,671
Amortization of premiums and accretion of discounts on marketable securities	(10,855)	4,504
Stock-based compensation expense	128,373	92,985
Impairment of fixed assets	6,342	7,806
Other	474	474
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(3,985)	5,393
Accounts payable, accrued liabilities and accrued compensation	(5,544)	9,516
Other long-term liabilities	(348)	2,100
Operating lease liability	(2,270)	311
Net cash used in operating activities	(182,551)	(155,108)
Investing activities
Purchases of property and equipment	(70,708)	(121,004)
Proceeds from maturities of marketable securities	702,128	634,390
Proceeds from sales of marketable securities	1,477	15,105
Purchases of marketable securities	(731,461)	(402,247)
Net cash provided (used) by investing activities	(98,564)	126,244
Financing activities
Proceeds from exercise of stock options and employee stock purchase plan	9,930	6,934
Proceeds from issuance of common stock, net of issuance costs paid	288,431	—
Principal payment for finance lease	(1,290)	(809)
Net cash provided by financing activities	297,071	6,125
Net increase (decrease) in cash, cash equivalents and restricted cash	15,956	(22,739)
Cash, cash equivalents and restricted cash at beginning of period	252,916	338,223
Cash, cash equivalents and restricted cash at end of period	$268,872	$315,484
Supplemental disclosure of cash flow information
Cash paid for interest	$1,195	$1,207
Purchases of property and equipment, not yet paid	$7,289	$13,828
Common stock issuance costs, accrued but not paid	$277	$—

The following presents the Company’s cash, cash equivalents and restricted cash by category in the Company’s Condensed Consolidated Balance Sheets (Unaudited) (amounts in thousands):

	As of September 30,
	2023	2022
Cash and cash equivalents	$250,824	$297,960
Other assets	18,048	17,524
Total cash, cash equivalents and restricted cash	$268,872	$315,484

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

QuantumScape Corporation

Notes to Condensed Consolidated Financial Statements (Unaudited)

September 30, 2023

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

The Company is focused on the development and commercialization of its solid-state lithium-metal batteries. Planned principal operations have not yet commenced. As of September 30, 2023, the Company had not derived revenue from its principal business activities.

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

Legacy QuantumScape was a single-legal entity prior to becoming a partner with Volkswagen in QSV Operations LLC (“QSV”). As noted in the section titled “Joint Venture and Redeemable Non-Controlling Interest” below, Legacy QuantumScape determined QSV was a VIE for which it was required to consolidate the operations upon its formation in 2018. Following the closing of the Business Combination, the Company made the same determination and the Company continued to consolidate the operations of QSV in the three and nine months ended September 30, 2023 as the determination of the VIE has not changed.

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

Unaudited Interim Condensed Consolidated Financial Statements

The accompanying interim Condensed Consolidated Balance Sheets as of September 30, 2023, the interim Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), the interim Condensed Consolidated Statements of Redeemable Non-Controlling Interest and Stockholders’ Equity for the three and nine months ended September 30, 2023 and 2022, and the interim Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2023 and 2022, are unaudited. The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited annual consolidated financial statements and, in management’s opinion, include adjustments consisting of only normal recurring adjustments necessary for the fair statement of the Company’s financial position as of September 30, 2023 and its results of operations for the three and nine months ended September 30, 2023 and 2022, and cash flows for the nine months ended September 30, 2023 and 2022. The financial data and the other financial information disclosed in the notes to these condensed consolidated financial statements related to the three-month and nine-month periods are also unaudited. The results of operations for the three and nine months ended September 30, 2023 and 2022 are not necessarily indicative of the results to be expected for the full fiscal year or any other period.

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

Volkswagen is a related party stockholder (approximately 24.1% and 21.5% voting interest holder of the Company as of September 30, 2023 and December 31, 2022, respectively). Upon the effectiveness of the JVA, each party contributed $1.7 million in cash to capitalize QSV in exchange for 50% equity interests.

The joint venture is considered a VIE with a related party and therefore the related party whose business is more closely related to the planned operations of the joint venture is required to consolidate the operations.

The Company determined its operations were most closely aligned with the operations of the joint venture and therefore has consolidated the results of QSV’s operations in its Condensed Consolidated Balance Sheets, Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), and Condensed Consolidated Statements of Redeemable Non-Controlling Interest and Stockholders’ Equity. QSV had minimal operations through September 30, 2023.

The Company classifies non-controlling interests with redemption features that are not solely within the control of the Company within temporary equity on the Company’s Condensed Consolidated Balance Sheets in accordance with ASC 480-10-S99-3A, SEC Staff Announcement: Classification and Measurement of Redeemable Securities (“ASC 480-10-S99-3A”). The non-controlling interest was recorded outside of stockholders’ equity because the non-controlling interest provides the holder with put rights in the event of, amongst others, (i) the failure by the Company to meet specified development milestones within certain timeframes, (ii) the parties to the JVA cannot agree to certain commercial terms within certain timeframes, or (iii) a change of control of the Company, which such events are considered not solely within the Company’s control. The Company adjusts redeemable non-controlling interests for the portion of net loss attributable to the redeemable non-controlling interests. As of September 30, 2023, the redeemable non-controlling interest is equivalent to the value of Volkswagen's interest in the joint venture. The commercialization timeline originally contemplated in 2018 by the joint venture agreements, and by subsequent amendments, has changed, and at the time of filing of our Annual Report, certain milestones contemplated by the joint venture agreements had not been met. As a result, Volkswagen’s right to exercise its put rights has been triggered. If Volkswagen exercises such rights, the joint venture with Volkswagen and Volkswagen’s commitments to purchase output capacity from the joint venture would terminate, and we would be obligated to purchase Volkswagen’s interest in the joint venture for its book value. As of September 30, 2023, the book value of this interest was approximately $1.7 million and is recorded as a redeemable non-controlling interest in our Condensed Consolidated Balance Sheets. To date, Volkswagen has not informed us of any intention to exercise their put rights.

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to credit risk consist principally of cash and cash equivalents and marketable securities. As of September 30, 2023 and December 31, 2022, approximately $117.9 million and $107.4 million of our total cash and cash equivalents and marketable securities, are held in U.S. money market funds, and $787.9 million and $610.5 million are invested in U.S. government and agency securities, respectively. The Company seeks to mitigate its credit risk with respect to cash and cash equivalents and marketable securities by making deposits with what we believe to be large, reputable financial institutions and investing in high credit rated shorter-term instruments.

Cash and Cash Equivalents and Restricted Cash

Management considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

Restricted cash is maintained under an agreement that legally restricts the use of such funds and is reported within other assets as the date of availability or disbursement for all restricted cash is more than one year from September 30, 2023.

Restricted cash is comprised of $18.0 million as of September 30, 2023 and $17.5 million as of December 31, 2022, respectively, all of which is pledged as a form of security for the Company’s lease agreements for its headquarters and pre-pilot manufacturing facilities.

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

Impairment of Long-Lived Assets

The Company evaluates the carrying value of long-lived assets when indicators of impairment exist. The carrying value of a long-lived asset is considered impaired when the estimated separately identifiable, undiscounted cash flows from such an asset are less than the carrying value of the asset. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair value of the long-lived asset. During the three and nine months ended September 30, 2023, the Company incurred impairment charges of $6.3 million related to the decommissioning of certain assets. During the three and nine months ended September 30, 2022, the Company incurred cancellation charges of $11.3 million related to the purchase of equipment. These charges are recorded in Research and Development expense in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

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

The ESPP provides eligible employees with the opportunity to purchase shares of the Company’s Class A Common Stock at a discount through payroll deductions. There were 324,997 shares purchased under the ESPP during the nine months ended September 30, 2023. As of September 30, 2023, 11.0 million shares of Class A Common Stock were reserved for future issuance under the ESPP.

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

The Company has no provision for income taxes for the three and nine months ended September 30, 2023 and 2022. The Company has no current tax expense from losses and no deferred expense from the valuation allowance. The Company’s effective tax rate differs from the U.S. statutory rate primarily due to a valuation allowance against its net deferred tax assets as it is more likely than not that some or all of the deferred tax assets will not be realized.

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

In August 2023, the FASB issued ASU 2023-05, Business Combinations - Joint Venture Formations (Subtopic 805-60): Recognition and Initial Measurement, which addresses the accounting for contributions made to a joint venture, upon formation, in a joint venture's separate financial statements. The ASU is effective prospectively for all joint venture formations with a formation date on or after January 1, 2025. Additionally, a joint venture that was formed before January 1, 2025 may elect to apply the amendments retrospectively. Early adoption is permitted, either prospectively or retrospectively. The Company is currently evaluating the impact that the adoption of this standard will have on its consolidated financial statements and related disclosures.

Note 4. Fair Value Measurement

The Company’s financial assets subject to fair value measurements on a recurring basis and the level of inputs used for such measurements were as follows (amounts in thousands):

	Fair Value Measured as of September 30, 2023
	Level 1	Level 2	Total
Assets included in:
Money market funds(1)	$117,909	$—	$117,909
Commercial paper(2)	—	96,229	96,229
U.S. government and agency securities(2)	—	787,950	787,950
Corporate notes and bonds(2)	—	132,736	132,736
Total fair value	$117,909	$1,016,915	$1,134,824

	Fair Value Measured as of December 31, 2022
	Level 1	Level 2	Total
Assets included in:
Money market funds(1)	$107,439	$—	$107,439
Commercial paper(2)	—	104,231	104,231
U.S. government and agency securities(2)	—	610,450	610,450
Corporate notes and bonds(2)	—	188,658	188,658
Total fair value	$107,439	$903,339	$1,010,778

(1)
Money market funds are included in cash and cash equivalents on the Condensed Consolidated Balance Sheets.
(2)
Marketable securities consist of commercial paper, U.S. government and agency securities, corporate notes and bonds. As of September 30, 2023 and December 31, 2022, marketable securities with original maturities of three months or less of $140.3 million and $77.0 million, respectively, are included in cash and cash equivalents on the Condensed Consolidated Balance Sheets.

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

The Company had no financial liabilities subject to fair value measurements on a recurring basis as of September 30, 2023 and December 31, 2022.

There have been no changes to the valuation methods utilized during the nine months ended September 30, 2023. As of September 30, 2023 and December 31, 2022, the carrying values of cash and cash equivalents, accounts payable and accrued liabilities approximate their respective fair values due to their short-term nature.

Marketable Securities

The following table summarizes, by major security type, the Company’s assets that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy. Amortized cost net of unrealized gain (loss) is equal to fair value as of September 30, 2023 and December 31, 2022. The fair value as of September 30, 2023 and December 31, 2022 are as follows (amounts in thousands):

	September 30, 2023
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Level 1 securities
Money market funds	$117,909	$—	$—	$117,909
Level 2 securities
Commercial paper	96,229	—	—	96,229
U.S. government and agency securities	791,085	28	(3,163)	787,950
Corporate notes and bonds	135,924	—	(3,188)	132,736
Total	$1,141,147	$28	$(6,351)	$1,134,824

	December 31, 2022
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Level 1 securities
Money market funds	$107,439	$—	$—	$107,439
Level 2 securities
Commercial paper	104,231	—	—	104,231
U.S. government and agency securities	620,660	24	(10,234)	610,450
Corporate notes and bonds	196,321	—	(7,663)	188,658
Total	$1,028,651	$24	$(17,897)	$1,010,778

Realized gains and losses and interest income from the investment are included in interest income.

The Company regularly reviews its available-for-sale marketable securities in an unrealized loss position and evaluates the current expected credit loss by considering factors such as historical experience, market data, issuer-specific factors, and current economic conditions. The following tables display additional information regarding gross unrealized losses and fair value by major security type for the 75 and 95 marketable securities in unrealized loss positions as of September 30, 2023 and December 31, 2022, respectively (amounts in thousands):

	September 30, 2023
	Less than 12 Consecutive Months		12 Consecutive Months or Longer		Total
	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value
U.S. government and agency securities	$(75)	$301,624	$(3,088)	$120,974	$(3,163)	$422,598
Corporate notes and bonds	(1)	2,000	(3,187)	130,735	(3,188)	132,735
Total	$(76)	$303,624	$(6,275)	$251,709	$(6,351)	$555,333

	December 31, 2022
	Less than 12 Consecutive Months		12 Consecutive Months or Longer		Total
	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value
U.S. government and agency securities	$(521)	$231,047	$(9,713)	$336,517	$(10,234)	$567,564
Corporate notes and bonds	(261)	18,585	(7,402)	170,073	(7,663)	188,658
Total	$(782)	$249,632	$(17,115)	$506,590	$(17,897)	$756,222

The unrealized losses were attributable to changes in interest rates that impacted the value of the investments, and not increased credit risk. There were no sales of available-for-sale marketable securities during the three months ended September 30, 2023 and 2022. The Company received proceeds of $1.5 million and $15.2 million, respectively, including interest, from the sale of available-for-sale marketable securities during the nine months ended September 30, 2023 and 2022. The Company realized immaterial gains and losses as a result of such sales for the nine months ended September 30, 2023 and 2022. The Company does not intend to sell the investments that are in an unrealized loss position, nor is it more likely than not that the Company will be required to sell the investments before the recovery of the amortized cost basis, which may be its maturity. Accordingly, the Company did not record an allowance for credit losses associated with these investments.

The estimated amortized cost and fair value of available-for-sale securities by contractual maturity as of September 30, 2023 are as follows (amounts in thousands):

	September 30, 2023
	Amortized Cost	Fair Value
Due within one year	$1,133,605	$1,127,585
Due after one year and through five years	7,542	7,239
Total	$1,141,147	$1,134,824

Note 5. Balance Sheet Components

Property and Equipment

Property and equipment as of September 30, 2023 and December 31, 2022 consisted of the following (amounts in thousands):

	September 30,	December 31
	2023	2022
Computer equipment, hardware, and software	$7,191	$6,784
Furniture and fixtures	77,515	57,771
Leasehold improvements	86,872	72,201
Machinery and equipment	148,676	120,618
Construction-in-progress	98,648	108,585
Property and equipment, gross	418,902	365,959
Accumulated depreciation and amortization	(96,999)	(70,025)
Property and equipment, net	$321,903	$295,934

Depreciation and amortization expense related to property and equipment was $11.2 million and $8.0 million for the three months ended September 30, 2023 and 2022, respectively. Depreciation and amortization expense related to property and equipment was $30.0 million and $18.3 million for the nine months ended September 30, 2023 and 2022, respectively.

Other Liabilities

Other liabilities as of September 30, 2023 and December 31, 2022 consisted of the following (amounts in thousands):

	September 30,	December 31,
	2023	2022
Long-term advance payments	$2,515	$2,615
Asset retirement obligation	9,196	5,873
Other liabilities	$11,711	$8,488

Note 6. Leases

The Company leases its headquarters, pre-pilot manufacturing facilities and certain equipment, with current lease terms running through 2032. Fixed rent generally escalates each year, and the Company is responsible for a portion of the landlords’ operating expenses such as property tax, insurance and common area maintenance.

In April 2021, the Company entered into a lease agreement for premises located in San Jose, California to be used for QS-0, our consolidated pre-pilot line. The lease expires in September 2032. Under this QS-0 lease, the Company has two five-year renewal options, which have not been included in the calculation of the lease liability and right-of use asset at the lease inception as the exercise of the options was not reasonably certain. This initial QS-0 lease is classified as a finance lease.

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

The Company’s leases do not have any contingent rent payments and do not contain residual value guarantees.

The components of lease related expense are as follows (amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Lease costs	2023	2022	2023	2022
Finance lease costs:
Amortization of right-of-use assets	$718	$718	$2,155	$2,155
Interest on lease liabilities	593	600	1,795	1,807
Operating lease costs	2,253	2,310	6,795	6,568
Variable lease costs	695	620	3,065	1,753
Total lease expense	$4,259	$4,248	$13,810	$12,283

The components of supplemental cash and non-cash information related to leases are as follows (amounts in thousands):

	Nine Months Ended September 30,
	2023	2022
Operating outgoing cash flows - finance lease	$1,195	$1,207
Financing outgoing cash flows - finance lease	1,290	809
Operating outgoing cash flows - operating lease	5,224	2,572
Right-of-use assets obtained in exchange for new operating lease liabilities	—	28,845

The table below displays additional information for leases as of September 30, 2023 and December 31, 2022:

	September 30, 2023	December 31, 2022
Finance lease
Weighted-average remaining lease term - finance lease (in years)	9.0	9.8
Weighted-average discount rate - finance lease	6.06%	6.06%
Operating lease
Weighted-average remaining lease term - operating lease (in years)	8.9	9.6
Weighted-average discount rate - operating lease	6.36%	6.36%

As of September 30, 2023, future minimum payments during the next five years and thereafter are as follows (amounts in thousands):

Fiscal Year	Operating Leases	Finance Lease
2023 (remaining three months)	$2,203	$1,265
2024	8,833	5,131
2025	9,047	5,272
2026	9,021	5,417
2027	9,135	5,566
2028	9,404	5,719
Thereafter	36,965	22,345
Total	84,608	50,715
Less present value discount	(20,841)	(12,027)
Lease liabilities	$63,767	$38,688

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

Warrants Litigation

Purported Company warrantholders filed actions against the Company in the United States District Court for the Southern District of New York alleging, among other things, that they were entitled to exercise their warrants within 30 days of the closing of the Business Combination and that the preliminary and final versions of the proxy statement/prospectus/information statement dated September 21, 2020, and November 12, 2020, were misleading and/or omitted material information concerning the exercise of the warrants. The actions have been consolidated for the purposes of discovery and motion practice. The operative consolidated complaint, filed January 21, 2022, seeks monetary damages for alleged breach of contract, securities law violations, and fraud. On September 28, 2023, the court granted in part and denied in part the parties’ respective motions for partial summary judgment. QuantumScape continues to believe it has meritorious defenses to the claims and intends to defend itself vigorously.

Securities Class Action Litigation

Beginning in January 2021 class action lawsuits were filed in the United States District Court for the Northern District of California by purported purchasers of Company securities. The lead plaintiff filed a consolidated complaint on June 21, 2021, which alleges a purported class that includes all persons who purchased or acquired our securities between November 27, 2020 and April 14, 2021. The consolidated complaint names the Company, its Chief Executive Officer, its Chief Financial Officer, and its Chief Technology Officer as defendants. The consolidated complaint alleges that the defendants purportedly made false and/or misleading statements and failed to disclose material adverse facts about the Company’s business, operations, and prospects, including information regarding the Company’s battery technology. On January 14, 2022, defendants’ motion to dismiss the consolidated complaint was substantially denied. On December 19, 2022, the court granted plaintiffs’ motion to certify the class. QuantumScape continues to believe it has meritorious defenses to the claims and intends to defend itself vigorously.

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

For many legal matters, particularly those in early stages, the Company cannot reasonably estimate the possible loss (or range of loss), if any. The Company records an accrual for legal matters at the time or times it determines that a loss is both probable and reasonably estimable. Amounts accrued as of September 30, 2023 and December 31, 2022 were not material. Regarding matters for which no accrual has been made (including the potential for losses in excess of amounts accrued), the Company currently believes, based on its own investigations, that any losses (or ranges of losses) that are reasonably possible and estimable will not, in the aggregate, have a material adverse effect on its financial position, results of operations, or cash flows. However, the ultimate outcome of legal proceedings involves judgments, estimates, and inherent uncertainties and cannot be predicted with certainty. Should the ultimate outcome of any legal matter be unfavorable, the Company's business, financial condition, results of operations, or cash flows could be materially and adversely affected. The Company may also incur substantial legal fees, which are expensed as incurred, in defending against legal claims.

Other commitments

The Company's minimum purchase commitments consist of non-cancellable agreements to purchase goods and services, primarily for materials, and licenses and hosting services, entered into in the ordinary course of business.

As of September 30, 2023, future minimum purchase commitments in aggregate during the next five years and thereafter are as follows (amounts in thousands):

Fiscal Year	Minimum Purchase Commitments
2023 (remaining three months)	$1,170
2024	4,194
2025	4,309
2026	2,142
2027	1,418
Thereafter	—
Total	$13,233

Note 8. Stockholders’ Equity

As of September 30, 2023 and December 31, 2022, 1,350,000,000 shares, $0.0001 par value per share are authorized, of which, 1,000,000,000 shares are designated as Class A Common Stock, 250,000,000 shares are designated as Class B Common Stock, and 100,000,000 shares are designated as Preferred Stock.

Common Stock

Holders of common stock are entitled to dividends when, as, and if, declared by the Company’s Board of Directors (the “Board”), subject to the rights of the holders of all classes of stock outstanding having priority rights to dividends. As of September 30, 2023, the Company had not declared any dividends. The holder of each share of Class A Common Stock is entitled to one vote, and the holder of each share of Class B Common Stock is entitled to ten votes.

In March 2021, the Company completed an underwritten public offering of shares of its Class A Common Stock and issued 11,960,000 shares for an aggregate purchase price of $462.9 million, net of issuance costs of $15.5 million (the “March 2021 Public Offering”).

On February 28, 2023, the Company entered into separate Distribution Agreements with J.P. Morgan Securities LLC, Cowen and Company, LLC, Deutsche Bank Securities Inc. and UBS Securities LLC, as sales agents, pursuant to which the Company is able to, from time to time, issue and sell common stock with an aggregate offering price of up to $400 million (the “At-the-Market Offering”, or the “ATM offering”) under the prospectus supplement to the Form S-3 filed on February 28, 2023 (File No. 333-266419). No shares of the Company's Class A Common Stock were sold pursuant to the ATM offering during the three and nine months ended September 30, 2023.

In August 2023, the Company completed an underwritten public offering of its Class A Common Stock and issued 37,500,000 shares for an aggregate purchase price of $288.2 million, net of issuance costs of $11.8 million (the “August 2023 Public Offering”).

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

As of September 30, 2023, 84,813,924 shares of Class A Common Stock are authorized for issuance pursuant to awards under the 2020 Plan, plus any shares of Class A Common Stock subject to stock options, restricted stock units or other awards that were assumed in the Business Combination and terminate as a result of being unexercised or are forfeited or repurchased by the Company, with the maximum number of shares to be added to the 2020 Plan equal to 69,846,580 shares of Class A Common Stock.

Stock Options

Stock option activity under the Plans, including the EPA Program discussed below, is as follows:

	Number of Shares Outstanding (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Intrinsic value (in thousands)
Balance as of December 31, 2022(1)	50,124	$8.65	6.05
Cancelled and forfeited(2)	(865)	22.47	—
Exercised	(6,396)	1.27	—
Balance as of September 30, 2023	42,863	$9.47	5.71	$127,886
Vested and expected to vest as of September 30, 2023(3)	33,792	$5.83	5.04	$127,886
Vested and exercisable as of September 30, 2023	26,478	$1.95	4.23	$125,572

(1) This includes 16.0 million options granted and outstanding as of December 31, 2022 pursuant to the EPA Program.

(2) This includes 0.8 million options under the EPA Program.

(3) This includes 6.0 million options granted pursuant to the EPA Program that are currently expected to vest. None of the options granted pursuant to the EPA Program were vested and exercisable as of September 30, 2023.

There were no options granted during the nine months ended September 30, 2023 or September 30, 2022. The aggregate intrinsic value of options exercised during the nine months ended September 30, 2023 and 2022 was $46.3 million and $38.1 million, respectively.

Excluding options granted pursuant to the EPA Program, as of September 30, 2023, the Company had stock-based compensation of $3.1 million related to unvested stock options not yet recognized that are expected to be recognized over an estimated weighted average period of 1.5 years.

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

The Company accounts for the compensation expense associated with each Tranche when it determines that achievement of a related business milestone is considered probable. As of September 30, 2023, the business milestone for one Tranche had been achieved; however, because the related stock price target has not yet been achieved, no shares have vested to date. As of September 30, 2023, one other Tranche was considered probable.

For the three and nine months ended September 30, 2023, the Company recorded stock-based compensation expense of $5.3 million and $23.7 million, respectively, related to the EPA Program. For the three and nine months ended September 30, 2022, the Company recorded stock-based compensation expense of $12.1 million and $37.7 million, respectively, related to the EPA Program. As of September 30, 2023, the Company had approximately $34.8 million of total unrecognized stock-based compensation expense for the business milestones currently achieved or considered probable of achievement, which will be recognized over an estimated weighted-average period of 3.3 years. As of September 30, 2023, the Company had approximately $168.0 million of total unrecognized stock-based compensation expense for the business milestones currently considered not probable of achievement.

Restricted Stock Units Activities

During the nine months ended September 30, 2023, the Company granted 4.0 million shares of restricted stock units with service and performance conditions (“PSU”) to members of the Company’s management team and certain other employees under the Company's 2020 Plan. The performance conditions for these PSUs are related to the Company’s product development milestones through May 2026. These PSUs will expire in May 2026 if performance conditions are not met. For the three and nine months ended September 30, 2023, the Company recorded stock-based compensation expense of $4.0 million and $11.4 million, respectively, related to these PSUs, upon determination that the product development milestones are currently considered probable of achievement.

The Company established the 2023 Bonus Plan to be settled in the form of restricted stock units to employees upon the achievement of certain service and performance conditions. These performance conditions are related to the Company’s product development, operational, and business milestones in the current year. For the three and nine months ended September 30, 2023, the Company recorded stock-based compensation expense of $4.5 million and $15.7 million related to the 2023 Bonus Plan for the performance conditions currently considered probable of achievement. During the three and nine months ended September 30, 2023, approximately 423 thousand restricted stock units were granted and vested under the 2023 Bonus Plan for the interim payout, resulting in $2.9 million in additional paid in capital. The remaining stock-based compensation expense of $12.8 million related to the 2023 Bonus Plan are recorded as liabilities under Accrued compensation and benefits in the Condensed Consolidated Balance Sheets as of September 30, 2023, and will be reclassified to additional paid-in capital upon issuance of the restricted stock units.

Restricted stock units with service conditions only (“RSU”) and PSU activities under the Plans are as follows:

	RSUs Outstanding		PSUs Outstanding
	Number of Units (in thousands)	Weighted Average Grant Date Fair Value	Number of Units (in thousands)	Weighted Average Grant Date Fair Value
Balance as of December 31, 2022	16,563	$13.79	—	$—
Granted	16,013	7.52	4,454	7.68
Vested	(6,842)	11.06	(423)	6.82
Forfeited	(1,948)	13.19	(46)	7.87
Balance as of September 30, 2023	23,786	$10.43	3,985	$7.77

The fair value of RSUs which vested during the nine months ended September 30, 2023 and September 30, 2022 was approximately $53.3 million for both periods. The fair value of PSUs vested during the nine months ended September 30, 2023 was $2.9 million, which was the interim payout under the 2023 Bonus Plan.

As of September 30, 2023, unrecognized compensation costs related to unvested RSUs and PSUs were $230.3 million and $19.6 million, respectively, and are expected to be recognized over a weighted average period of 2.7 years and 1.3 years, respectively.

Stock-Based Compensation Expense

Total stock-based compensation expense recognized in the accompanying Condensed Consolidated Statements of Operations and Comprehensive Loss for all awards is as follows (amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Research and development	$23,977	$17,233	$71,390	$45,255
General and administrative	16,414	16,345	56,983	47,730
Total stock-based compensation expense	$40,391	$33,578	$128,373	$92,985

The stock-based compensation expense in the nine months ended September 30, 2023 includes $12.8 million recorded as liabilities under Accrued compensation and benefits, which is related to the 2023 Bonus Plan, in the Condensed Consolidated Balance Sheets as of September 30, 2023.

Note 9. Earnings (Loss) Per Share

Basic net loss per share is computed by dividing the net loss by the weighted-average number of shares of common stock outstanding during the period. Diluted earnings per share adjusts basic earnings per share for the potentially dilutive impact of stock options and warrants. As the Company has reported a loss for the three and nine months ended September 30, 2023 and 2022, potentially dilutive securities including stock options and warrants, are antidilutive and accordingly, basic net loss per share equals diluted net loss per share.

The following table sets forth the computation of basic and diluted loss per Class A Common Stock and Class B Common Stock (amounts in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Numerator:
Net loss attributable to common stockholders	$(110,617)	$(117,660)	$(331,785)	$(302,841)
Denominator:
Weighted average Class A and Class B Common Stock outstanding - Basic and Diluted	471,752	434,051	452,503	431,654
Net loss per share attributable to Class A and Class B Common stockholders - Basic and Diluted	$(0.23)	$(0.27)	$(0.73)	$(0.70)

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

The following table presents the potential common stock outstanding that was excluded from the computation of diluted net loss per share of common stock as of the periods presented because including them would have been antidilutive (amounts in thousands):

	As of September 30,
	2023	2022
Options	42,863	48,610
RSUs	23,786	16,378
PSUs	7,059	—
Total	73,708	64,988

Note 10. Joint Venture and Redeemable Non-Controlling Interest

As described in Note 2, Summary of Significant Accounting Policies, in September 2018, Legacy QuantumScape entered into a JVA, which was amended in 2020, with VWGoA and VGA and formed QSV. The Company has determined that the entity was a VIE with a related party, and the Company’s operations were more closely associated with QSV. As such, the Company consolidates QSV for financial reporting purposes, and a non-controlling interest is recorded for VGA’s interest in the net assets and operations of QSV’s operations to the extent of the VGA investment. The Company’s Condensed Consolidated Balance Sheets includes $3.5 million and $3.4 million cash and cash equivalents of QSV as of September 30, 2023 and December 31, 2022, respectively. Although the Company has consolidated the net assets of QSV, it has no right to the use of those assets for its standalone operations.

The following table sets forth the change in redeemable non-controlling interest for the nine months ended September 30, 2023 and 2022 (amounts in thousands):

Redeemable Non-Controlling Interest
Balance as of December 31, 2022	$1,704
Net income attributable to redeemable non-controlling interest in QSV	45
Balance as of September 30, 2023	$1,749

Redeemable Non-Controlling Interest
Balance as of December 31, 2021	$1,693
Net loss attributable to redeemable non-controlling interest in QSV	(2)
Balance as of September 30, 2022	$1,691

Pursuant to the agreement with VWGoA, the Company has reserved $134.0 million to fund its expected equity contributions to QSV, which amounts are included in cash and cash equivalents and marketable securities in the accompanying Condensed Consolidated Balance Sheets as of September 30, 2023.

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

We are a development-stage company with no revenue to date, have incurred a net loss from operations of approximately $120.9 million and $354.4 million for the three and nine months ended September 30, 2023, respectively, and an accumulated deficit of approximately $2.8 billion from our inception through September 30, 2023. We expect to incur significant expenses and continuing losses for the foreseeable future.

Key Trends, Opportunities and Uncertainties

We are a pre-revenue company. We believe that our performance and future success depend on several factors that present significant opportunities for us but also pose significant risks and challenges, including those discussed below and in the section titled “Risk Factors” appearing elsewhere in this Report.

Product Development

We have demonstrated capabilities of our solid-state separator and battery technology in single-layer and multi-layer cell cycling data, and in 2022, shipped our first 24-layer A0 prototype battery cells to multiple automotive OEMs for testing. Following that shipment, we plan to focus our research and development on subsequent generations of prototype samples incorporating advances in cell functionality, process and reliability, as well as bringing online the manufacturing capability of our consolidated QS-0 pre-pilot line.

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

Our team of scientists, engineers, technicians, and other staff is highly motivated and committed to solving these challenges ahead. However, any delays in the completion of these tasks will require additional cash use and delay market entry. As we expand the capabilities of our consolidated pre-pilot line (“QS-0”) that we are currently building out and bringing up in San Jose, California, and as we continue to plan for a 1 GWh pilot-production line (“QS-1”) through our joint venture with Volkswagen, we expect our rate of cash utilization to also increase significantly.

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

We are focused on the throughput and capability of QS-0 and planning for QS-1. As part of the continued expansion of our throughput we are automating our manufacturing process and purchasing larger-scale battery-cell manufacturing equipment. We will need to substantially improve our battery cell manufacturing processes to increase throughput required for higher numbers of battery cells and to achieve the cost, performance and volume levels required for commercial shipments.

QS-0 is intended to serve three purposes. First, QS-0 is intended to provide a sufficient quantity of solid-state separators and cells for internal development and customer sampling. Second, QS-0 is intended to provide the basis for continued manufacturing process development and to help inform QS-1 equipment selection and specifications. Delays in the successful buildout of QS-0 may impact both our development and the QS-1 timelines. And third, as we continue to build out our manufacturing capabilities, we target the initial production at QS-0 of battery cells to be made available for sale to a third party.

We will need to achieve significant cost savings in battery design and manufacturing, in addition to the cost savings associated with the elimination of an anode from our solid-state battery cells as manufactured, while controlling costs associated with the manufacture of our solid-state separator, including achieving substantial improvements in quality, consistency, reliability, throughput and safety required to hit commercial targets. Further, we will need to capture industry cost savings in the materials, components, equipment, and processes that we share, notably in the cathode, cell design, and factory.

Commercialization and Market Focus

Delivery of an A0 sample represents the beginning of the automotive qualification process, which generally includes several major delivery milestones of A, B and C samples. Each major sampling stage may consist of several generations of increasingly mature prototypes. The timelines for each stage involve uncertainty and will be influenced by a number of factors, including product and process development risks; the specification, ordering, and qualification of production equipment; other supply chain dynamics; and OEM validation timeframes.

We have demonstrated the performance capabilities of our solid-state separator and battery technology in single-layer and multi-layer solid-state cells in commercially relevant areas (ranging approximately from 60x75mm to 70x85mm), and in 2022, shipped our first 24-layer A0 prototype battery cells to multiple automotive original equipment manufacturers (“OEM”). We will work to continue improving quality, consistency, reliability, throughput and safety and optimize all components of the cell. We will continue to work to further develop and validate the volume manufacturing processes to enable higher volume manufacturing and minimize manufacturing costs. Finally, we intend for the building out of QS-0 to serve as the basis for continued manufacturing process development for the subsequent scale up of our manufacturing capabilities, including QS-1.

QS-1, to be built and run by QSV, our joint venture entity with Volkswagen, and its subsequent expansion to the full 21 GWh target (“QS-1 Expansion”), would represent a small fraction of Volkswagen’s demand for batteries and implies vehicle volumes under 2.6% of Volkswagen’s total production in 2022, assuming a 100kWh battery pack size. Our goal is to significantly expand the production capacity of the joint venture, in partnership with Volkswagen, to meet more of their projected demand. While Volkswagen is the first automotive OEM that we signed an agreement with the goal of commercializing vehicles using our battery technology, we intend to continue working closely with other OEMs to make our solid-state battery cells widely available over time. In addition to Volkswagen, we have signed customer sampling agreements with a number of other OEMs, ranging from top ten manufacturers by global revenue to premium performance and luxury carmakers, to collaborate with us in the testing and validation of our solid-state battery cells with the goal of providing such cells to the OEM for inclusion into pre-production prototype vehicles and ultimately into serial production vehicles. We are currently focused on automotive EV applications, which have among the most stringent sets of requirements for batteries. However, we recognize that our solid-state battery technology has applicability in other large and growing markets including stationary storage and consumer electronics such as smartphones and wearables and intend to explore opportunities in those areas as appropriate.

We believe that our technology enables a variety of business models. In addition to joint ventures, such as the one with Volkswagen, we may operate solely-owned manufacturing facilities or license technology to other manufacturers. We intend to continue to invest in research and development to improve battery cell performance, improve manufacturing processes, and reduce cost.

Access to Capital

Based on our current business plan, we believe that our cash resources will last into 2026. In July 2022, we filed a shelf registration statement on Form S-3 with the SEC (File No. 333-266419) (the “Form S-3”), which the SEC declared effective in August 2022, for the offer and sale of Class A Common Stock, preferred stock, depositary shares, debt securities, warrants, subscription rights, purchase contracts and units in one or more offerings and in any combination for an aggregate offering price of up to $1 billion. In February 2023, we filed a prospectus supplement to the Form S-3 for the issuance and sale of our Class A Common Stock from time to time for an aggregate offering price of up to $400 million (the “ATM offering”). No shares of our Class A Common Stock were sold pursuant to the ATM offering during the three and nine months ended September 30, 2023. In August 2023, we completed an underwritten public offering of our Class A Common Stock and issued 37,500,000 shares for an aggregate purchase price of $288.2 million, net of issuance costs of $11.8 million (the “August 2023 Public Offering”).

However, any changes to our technology development, operating costs and scale-up could materially impact us and the availability of our capital resources.

Regulatory Landscape

We operate in an industry that is subject to many established environmental regulations, which have generally become more stringent over time, particularly in hazardous waste generation and disposal and pollution control. Regulations in our target markets include economic incentives to purchasers of EVs, tax credits for EV manufacturers, and economic penalties that may apply to a car manufacturer based on its fleet-wide emissions which may indirectly benefit us to the extent that the regulations expand the market size of EVs. While we also expect environmental regulations to provide a tailwind to our growth, it is possible for certain regulations to result in margin pressures. Trade restrictions and tariffs, while historically minimal between the European Union and the United States where most of our production and sales are initially expected, are subject to unknown and unpredictable changes that could impact our ability to meet projected sales or margins. In addition, there are government regulations pertaining to battery safety, transportation of batteries, use of batteries in cars, and factory safety. We will ultimately have to comply with these regulations to sell our batteries into the market. The license and sale of our batteries abroad is likely to be subject to export controls in the future.

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

Results of Operations

Comparison of the Three and Nine Months Ended September 30, 2023 to the Three and Nine Months Ended September 30, 2022

The following table sets forth our historical operating results for the periods indicated (amounts in thousands):

	Three Months Ended September 30,		$	%	Nine Months Ended September 30,		$	%
	2023	2022	Change	Change	2023	2022	Change	Change
Operating expenses:
Research and development	$88,154	$87,582	$572	1%	$251,548	$214,060	$37,488	18%
General and administrative	32,716	33,072	(356)	(1)%	102,842	93,124	9,718	10%
Total operating expenses	120,870	120,654	216	0%	354,390	307,184	47,206	15%
Loss from operations	(120,870)	(120,654)	(216)	0%	(354,390)	(307,184)	(47,206)	15%
Other income (loss):
Interest expense	(593)	(600)	7	(1)%	(1,795)	(1,807)	12	(1)%
Interest income	10,479	3,487	6,992	201%	24,075	5,813	18,262	314%
Other income (expense)	382	114	268	235%	370	335	35	10%
Total other income (loss):	10,268	3,001	7,267	242%	22,650	4,341	18,309	422%
Net loss	(110,602)	(117,653)	7,051	(6)%	(331,740)	(302,843)	(28,897)	10%
Less: Net income (loss) attributable to non-controlling interest	15	7	8	114%	45	(2)	47	(2350)%
Net loss attributable to common stockholders	$(110,617)	$(117,660)	$7,043	(6)%	$(331,785)	$(302,841)	$(28,944)	10%

Research and Development

The increase in research and development expense in the three months ended September 30, 2023 compared to the three months ended September 30, 2022 primarily resulted from a non-cash stock-based compensation expense increase of $6.7 million primarily due to the effect of restricted stock units granted subsequent to September 30, 2022 and the effect of the 2023 Bonus Plan, and an increase of $3.1 million related to depreciation and amortization, primarily offset by a decrease of $4.9 million in impairment charges for fixed assets, a decrease of approximately $2.1 million in professional fees, outside services and subscription fees, and a decrease of $1.9 million in personnel cost due to lower headcount in the three months ended September 30, 2023 compared to the three months ended September 30, 2022.

The increase in research and development expense in the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022 primarily resulted from a non-cash stock-based compensation expense increase of $26.1 million primarily due to the effect of restricted stock units granted subsequent to September 30, 2022 and the effect of the 2023 Bonus Plan, an increase of $11.3 million related to depreciation and amortization, an increase of $5.8 million in personnel cost due to a larger research and development headcount in the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022 to support our battery technology development, offset by a decrease of $4.9 million in impairment charges for fixed assets and a decrease of $1.8 million in facility cost due to different stages of facility build-out.

General and Administrative

The decrease in general and administrative expenses in the three months ended September 30, 2023 compared to the three months ended September 30, 2022 is approximately $0.4 million with no individually significant drivers.

The increase in general and administrative expenses in the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022 primarily resulted from a non-cash stock-based compensation expense increase of $9.3 million primarily due to the effect of restricted stock units granted subsequent to September 30, 2022 and the effect of the 2023 Bonus Plan.

Other Income (Expense)

Interest Income

The increase in interest income during the three and nine months ended September 30, 2023 compared to the three and nine months ended September 30, 2022 was mainly due to an increase in interest rates.

Other Income (Expense)

Other income (expense) for the three and nine months ended September 30, 2023 consisted of foreign currency exchange gain and other miscellaneous income. Other income for the three and nine months ended September 30, 2022 primarily consisted of foreign currency exchange gain and other miscellaneous income.

Liquidity and Capital Resources

As of September 30, 2023 and December 31, 2022, our principal sources of liquidity were our cash and cash equivalents and marketable securities in the amount of approximately $1.1 billion for both periods. Our cash equivalents are invested in U.S. money market funds, U.S. Treasury bonds and commercial paper. Our marketable securities are invested in U.S. Treasury notes and bonds, commercial paper, and corporate notes and bonds.

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

In August 2023, we completed an underwritten public offering of our Class A Common Stock and issued 37,500,000 shares under the Form S-3, for an aggregate purchase price of $288.2 million, net of issuance costs of $11.8 million.

We believe that our cash on hand will be sufficient to meet our working capital and capital expenditure requirements for a period of at least twelve months from the date of this Report. Based on our current business plan, we believe that our cash resources will last into 2026. However, any changes to our technology development, operating costs and scale-up could materially impact us and the availability of our capital resources. We may, however, need additional cash resources due to changed business conditions or other developments, including unanticipated delays in negotiations with automotive OEMs and tier-one automotive suppliers or other suppliers, supply chain challenges, competitive pressures, inflation, and regulatory developments, among others. To the extent that our current resources are insufficient to satisfy our cash requirements, we may need to seek additional equity or debt financing. If such financing is not available, or if the financing terms are onerous given the high-interest rate environment or less desirable than we expect, we may be forced to decrease our level of investment in product development or scale back our operations, which could have an adverse impact on our business and financial prospects.

In July 2022, we filed the Form S-3, which the SEC declared effective in August 2022, for the offer and sale of Class A Common Stock, preferred stock, depositary shares, debt securities, warrants, subscription rights, purchase contracts and units in one or more offerings and in any combination for an aggregate offering price of up to $1 billion, or $700 million subsequent to our August 2023 Public Offering. Such securities may be offered pursuant to the base prospectus contained in the shelf registration statement and a prospectus supplement that would be prepared and filed at the time of any offering.

In February 2023, we filed a prospectus supplement to the Form S-3 for the issuance and sale of our Class A Common Stock from time to time for an aggregate offering price of up to $400 million through J.P. Morgan Securities LLC, Cowen and Company, LLC, Deutsche Bank Securities Inc. and UBS Securities LLC, as the sales agents. We entered into Distribution Agreements with each of these sales agents in February 2023, in connection with the offering. We have up to three years from the date of the Distribution Agreements to sell the shares, however we are not obligated to sell any such shares. Any proceeds from the sale of shares will be used for working capital and other general corporate purposes and would further extend our forecasted cash runway. No shares of our Class A Common Stock were sold pursuant to the ATM offering during the three and nine months ended September 30, 2023.

Cash Flows and Material Cash Requirements

The following table provides a summary of our cash flow data for the periods indicated (amounts in thousands):

	For the Nine Months Ended September 30,
	2023	2022
Net cash used in operating activities	$(182,551)	$(155,108)
Net cash provided by investing activities	(98,564)	126,244
Net cash provided by financing activities	297,071	6,125

Operating Activities

Our cash flows used in operating activities to date have been primarily driven by the growth in our underlying business to support the research and development of next-generation battery technology. Ahead of starting the pre-pilot and pilot production line operations, we expect our cash used in operating activities to increase significantly before we start to generate any material cash flows from our business. To support our research and development activities and our plan to expand our pre-pilot manufacturing capability, we are expecting cash payments of approximately $8.8 million during the next twelve months and approximately $75.8 million thereafter for the operating lease commitments as of September 30, 2023. From time to time, we also enter into non-cancellable service and purchase commitments. We are expecting cash used in operating activities to include payments of approximately $4.6 million in the next twelve months and approximately $8.6 million thereafter through 2027 for our non-cancellable commitments as of September 30, 2023. As we complete the development of our solid-state, lithium-metal batteries and required process engineering to meet automotive cost targets, we anticipate that research and development operating expenses will increase significantly for the foreseeable future.

Cash used in operating activities for the nine months ended September 30, 2023 was primarily driven by a net loss of $331.7 million, offset by non-cash expense of $128.4 million related to stock-based compensation, non-cash expense of $31.2 million related to depreciation and amortization, non-cash expense of $6.3 million related to the impairment of fixed assets, and non-cash lease expense and amortization of right-of-use assets of $5.8 million. These were adjusted by a decrease of $10.9 million in amortization of premiums and accretion of discounts on marketable securities, and a decrease of $5.5 million in accounts payable, accrued liabilities and accrued compensation.

Cash used in operating activities for the nine months ended September 30, 2022 was primarily driven by a net loss of $302.8 million offset by non-cash expense of $93.0 million related to stock-based compensation, non-cash expense of $19.0 million related to depreciation and amortization, non-cash expense of $7.8 million related to the impairment of a fixed asset, non-cash lease expense and amortization of right-of-use assets of $5.7 million, and non-cash expense of $4.5 million related to amortization of premiums and accretion of discounts on marketable securities. This was partially offset by a $5.4 million decrease in prepaid and other assets, an increase of $2.1 million in other long-term liabilities, and an increase of $9.5 million in accounts payable and accrued liabilities mainly driven by higher period-over-period spending in payroll, materials and supplies, professional services and general and administrative to support the growth of the business, specifically in the research and development of our battery technology.

Investing Activities

Our cash flows from investing activities to date have been comprised of purchases of property and equipment and purchases, maturities and sales of our marketable securities. We expect the level of capital investment to increase substantially in the near future as we acquire the property and equipment for and build out our consolidated QS-0 pre-pilot line.

Cash used in investing activities for the nine months ended September 30, 2023 primarily consists of $731.5 million used for the purchase of marketable securities and $70.7 million used for the purchase of various property and equipment, primarily to support our research and development activities. These were offset by the proceeds from the maturity and sale of marketable securities of $702.1 million and $1.5 million, respectively.

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

Financing Activities

Our cash flows from financing activities primarily consist of proceeds from the issuance of common stock and exercise of stock options. Finance lease commitment for QS-0 will result in net cash payments of $5.1 million in the next twelve months and payments of $45.6 million thereafter.

Cash provided by financing activities during the nine months ended September 30, 2023 is primarily due to $288.4 million in net proceeds received from the August 2023 Public Offering, $9.9 million received from the exercise of stock options and our employee stock purchase plan.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes to the Company’s market risk during the three months ended September 30, 2023. For a discussion of the Company’s exposure to market risk, refer to the Company’s market risk disclosures set forth in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” of our Annual Report.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2023, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended September 30, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

To achieve target energy density, we need to assemble multiple cell layers, enclose them within a single battery package, improve the cathode capacity loading, and address related technical challenges. Depending upon our customer’s requirements, our battery cell may require dozens of layers within each battery package. We have tested single-layer and multi-layer cells in commercially relevant areas that measure approximately 60x75mm to 70x85mm, and shipped our first 24-layer A0 prototype battery cells in 2022. While we target our first commercial product to have 24 layers, the exact number of layers and dimensions will vary and depend upon specific customer preference, cell design considerations, and other factors. We will need to overcome production challenges to produce sufficient volumes of our solid-state separators and prototype battery cells to complete development of our first commercial product and for customer evaluation and product qualification purposes, as well as subsequent cell designs that may require increased layer counts. We will need to produce these cells at improved yields without compromising performance, and while solving related packaging and reliability challenges in a way that is scalable and low-cost. There are significant engineering and mechanical challenges that we must overcome to advance the development of our battery cells. In addition, we will need to acquire certain equipment that we currently do not possess and develop the manufacturing process necessary to make these multi-layer battery cells at high volumes. If we are not able to overcome these developmental hurdles in building our multi-layer cells, our business is likely to fail.

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

In addition, we must advance our manufacturing processes to include more automation, such as automated film handling and stacking, and to use higher volume equipment and processes, such as moving to larger continuous flow equipment. We must also continue process development and innovation efforts towards substantially shortening cycle time, improving process control, and reducing consumables (including energy usage), towards the target end goal of increasing the quality, consistency, reliability and throughput of our solid-state separators and battery cells. We may encounter delays or unexpected challenges in the delivery, installation and operation of the new equipment. Examples include global supply chain issues that impact our equipment suppliers, supplier non-performance and equipment damage in transit. These challenges may be exacerbated in situations where we source certain of our materials and equipment exclusively from one or a few suppliers. Further, we must build QS-0 to provide a sufficient quantity of solid-state separators and cells for internal development, customer sampling, and initial commercial production, and finally, we need to build out QS-0 to serve as the basis for continued manufacturing process development for the subsequent scale up of our manufacturing capabilities, including QS-1. We could encounter significant delays and cost overruns related to planning, permitting, construction, equipment installation and qualification, utilities infrastructure installation, and operations start-up of our manufacturing facilities, including those containing our QS-0 line. For example, we have experienced short-term power outages at our San Jose facilities that have been resolved but similar disruptions may occur in the future; delays associated with material shortage and backups at key shipping ports could impact the capacity at which we can run the facility; and certain of our construction contractors have previously reported delays due to labor strikes of their employees that have been resolved for now but may reoccur in the future. We must substantially improve our manufacturing processes to increase yield and throughput to achieve the cost, performance and volume levels required for commercial shipments. In addition, our multi-layer battery cells must simultaneously satisfy all of the commercial and safety requirements of our customers.

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

We rely on third-party suppliers for components and equipment necessary to develop and manufacture our solid-state batteries, including key supplies, such as our cathode material and manufacturing equipment for both our separator and solid-state battery cells. We are collaborating with key suppliers but have not yet entered into agreements for the supply of production quantities for many of these materials. To the extent that we are unable to enter into commercial agreements with these suppliers on beneficial terms, or these suppliers experience difficulties or delays ramping up their supply of materials to meet our requirements, the introduction of our battery will be delayed. For example, we have previously experienced minor disruptions to the supply of process gas due to the shortage of truck drivers related to the COVID-19 pandemic and have also experienced and could continue to experience disruption to the supply of petroleum-derived products as a result of certain weather and geopolitical events and conflicts and any related political or economic responses and counter-responses or otherwise by various global actors. The war in Ukraine and resulting sanctions against Russia by certain countries has also led to an increase in the price of petroleum and petroleum-derived products, which in turn could adversely affect the cost of manufacturing, input material pricing and logistics costs.

We expect to incur significant costs related to procuring materials required to manufacture and assemble our batteries. We expect to use various materials in our batteries that will require us to negotiate purchase agreements and delivery lead-times on advantageous terms. We may not be able to control fluctuation in the prices for these materials or negotiate agreements with suppliers on terms that are beneficial to us. Our business depends on the continued supply of certain proprietary materials for our products. We are exposed to multiple risks relating to the availability and pricing of such materials and components, including reliance upon our vendors to construct and produce equipment to increase volumes, which may lead to delays or the requirement that we make additional upfront payments. Substantial increases in the prices for our raw materials or components, which may be expected, particularly if inflation rates continue at the high levels seen in 2022 and 2023, would increase our operating costs and negatively impact our prospects. For example, our shipping costs have increased as suppliers have applied fuel surcharges. Costs for certain key raw materials and components have also increased due to fluctuations in global commodity prices. Our suppliers' increasing labor costs have also contributed to rising prices. Given that we have yet to generate any revenue from our business operations, we are also limited in our ability to pass on the cost of any such increases to our customers.

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

Any disruption in the supply of components, equipment or materials could temporarily disrupt research and development activities or production of our batteries until an alternative supplier is able to supply the required material. Changes in business conditions, unforeseen circumstances, political, economic and social instability, governmental changes, disruptions caused by power outages, climate change and natural disasters, and other factors beyond our control or which we do not presently anticipate, could also affect our suppliers’ ability to deliver components or equipment to us on a timely basis. Any of the foregoing could materially and adversely affect our results of operations, financial condition and prospects.

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

We may be subject to a number of geopolitical risks, including U.S. and foreign government trade restrictions or sanctions and any political or economic responses or counter-responses to such restrictions or sanctions. As geopolitical conflicts, such as the war in Ukraine and in the Middle East continues or possibly escalates, this may lead to further disruption, instability and volatility in global markets and industries that could negatively impact our operations and our supply chain. The U.S. government and other governments have already imposed severe sanctions and export controls against Russia and Russian interests and may yet impose additional sanctions and controls. The impact of these measures, as well as potential responses to them by Russia, is currently unknown and they could adversely affect the global economy, our business, supply chain, partners or customers. In addition, U.S. restrictions on trade with China and periodic lockdowns due to outbreaks of coronavirus cases in China impact our ability to source certain production equipment, adversely affected supply chains, and may impact our ability to access materials in a timely manner in the event such supply chain disruptions continue or reoccur. Should there be further disruption, instability and volatility in global markets and industries resulting from the dynamics of geopolitical relations between the U.S. and China, our business could be materially and adversely affected, including due to volatility of prices and lead times of equipment and materials sourced from or with a supply chain passing through China.

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

The commercialization timeline originally contemplated in 2018 by the joint venture agreements, and by subsequent amendments, has changed, and at the time of filing of our Annual Report, certain milestones contemplated by the joint venture agreements had not been met. As a result, Volkswagen’s right to exercise its put rights has been triggered. If Volkswagen exercises such rights, the joint venture with Volkswagen and Volkswagen’s commitments to purchase output capacity from the joint venture would terminate, and we would be obligated to purchase Volkswagen’s interest in the joint venture for its book value. As of September 30, 2023, the book value of this interest was approximately $1.7 million and is recorded as a redeemable non-controlling interest in our Condensed Consolidated Balance Sheets. To the extent that we and Volkswagen allocate additional money to the joint venture in the future, the cost to us of a decision by Volkswagen to exercise its put rights would increase. There can be no assurance that Volkswagen will not decide to exercise these or any other put rights that it may have in the future with respect to its interest in the joint venture.

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

As of September 30, 2023, our executive officers, directors and their affiliates as a group and each of our stockholders who own 5% or more of our outstanding Class A Common Stock or our Class B Common Stock (together, the “Common Stock”), in the aggregate, beneficially own approximately 26.4% of our Class A Common Stock and 94.2% of our Class B Common Stock outstanding, representing approximately 65.3% of the vote. As a result, these stockholders, including Volkswagen, will be able to exercise a significant level of control over all matters requiring stockholder approval, including the election of directors, any amendment of our Amended and Restated Certificate of Incorporation (the “Certificate of Incorporation”) and approval of significant corporate transactions. In addition, Volkswagen holds the right to designate two directors to our Board. This control could have the effect of delaying or preventing a change of control or changes in our management and will make the approval of certain transactions difficult or impossible without the support of these stockholders and of their votes.

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

We incurred a loss from operations of approximately $120.9 million and $354.4 million and a net loss of approximately $110.6 million and $331.7 million for the three and nine months ended September 30, 2023, respectively, and an accumulated deficit of approximately $2.8 billion from our inception in 2010 through September 30, 2023. We believe that we will continue to incur operating losses each quarter until at least the time we begin significant production of our lithium-metal solid-state batteries, and such production is not expected to occur in the near future.

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

We implemented a new enterprise resource planning (“ERP”) system in the second quarter of 2022. The ERP is designed to accurately maintain the company's books and records and provide important information to the company's management team for use in the operation of the business. The Company's ERP has required the investment of significant human and financial resources, and we will continue to make investment in improving and adding new functionality to the system. If the ERP system or any other implemented system does not operate as intended, it could adversely affect our financial reporting systems and our ability to produce financial reports and process transactions.

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

Inflation and increased interest rates may adversely affect our financial condition and results of operations.

Our operations could be adversely impacted by inflation, primarily from higher material, labor, and construction costs. To date, we do not believe that inflation has had a material impact on our results of operations, capital resources or liquidity; however, we have experienced increases in prices of raw materials, components and labor costs. Our future mitigation strategies may include considering alternative vendors, vertically integrating certain aspects of our supply chain and redesigning our product or production process. At this time, it is difficult to determine what impact these inflationary pressures will have on our long-term growth strategies, as there is uncertainty regarding how long higher levels of inflation may persist, and to what level we will be successful in passing these increased costs to our customers upon commercialization of our product. If we are not able to fully offset higher costs through price increases or other corrective measures, this may adversely affect our business, financial condition and results of operations.

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

The trading price of our Class A Common Stock has been and may in the future continue to be subject to extreme volatility. For example, from November 27, 2020, the date our Class A Common Stock began trading on the New York Stock Exchange (“NYSE”), through September 30, 2023, our Class A Common Stock has experienced an intra-day trading high of $132.73 per share and an intra-day trading low of $5.11 per share. At certain times during such period, the daily fluctuations in the trading price of our Class A Common Stock were substantially greater than 10%. We cannot predict the magnitude of future fluctuations in the trading price of our Class A Common Stock. The trading price of our Class A Common Stock may be affected by a number of factors, including events described in the risk factors set forth in this Report and in our other reports filed with the SEC from time to time, as well as our operating results, financial condition and other events or factors. Any of the factors listed below could have a material adverse effect on your investment in our securities. Factors affecting the trading price of our securities may include:

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

Sales of substantial amounts of our Class A Common Stock in the public markets by us or our stockholders could result in additional dilution of the percentage ownership of our stockholders and could reduce the price that our Class A Common Stock might otherwise attain.

Sales of a substantial number of shares of our Class A Common Stock in the public market could result in additional dilution of the percentage ownership of our stockholders, and even the perception that such sales could occur could adversely affect the market price of our Class A Common Stock, which may make it more difficult for you to sell your Class A Common Stock at a time and price that you deem appropriate. As of September 30, 2023, we have approximately 429.6 million shares of Class A Common Stock and 59.9 million shares of Class B Common Stock outstanding. For example, in August 2023, we completed an underwritten public offering of our Class A Common Stock and issued 37.5 million shares of Class A Common Stock, all of which are freely tradable without restrictions or further registration under the Securities Act, except for any shares sold to any of our “affiliates” as defined in Rule 144 under the Securities Act.

In connection with the Business Combination Agreement and the transactions contemplated by the Business Combination Agreement, certain holders of our securities entered into lock-up agreements, pursuant to which they agreed to certain restrictions on the transfer of our securities. In addition, in connection with the August 2023 Public Offering, among other things, we and our directors and executive officers holding Company securities agreed not to, directly or indirectly, offer, sell, contract to sell, pledge, grant any option to purchase, lend or otherwise dispose of any Company securities for a period of 90 days from the date of the final prospectus relating to the August 2023 Public Offering, subject to certain exceptions.

We have filed registration statements with the SEC to register shares for certain stockholders to sell their shares. We have also filed a registration statement with the SEC to register shares reserved for future issuance under our equity compensation plans. Subject to there being effective registration statements covering the sales of such shares, the satisfaction of applicable exercise periods and expiration of the lock-up agreements referred to above, the shares issued upon exercise of outstanding stock options and settlement of outstanding restricted stock units will be available for immediate resale in the open market.

In order to raise additional capital, we may in the future offer additional shares of our Class A Common Stock or other securities convertible into or exchangeable for our Class A Common Stock. For example, we may use the ATM offering or conduct other capital raises in the future, any of which may be dilutive to existing stockholders. We cannot assure you that we will be able to sell shares or other securities in any other offering at a price per share that is equal to or greater than the price per share paid by you for your existing shares, and investors purchasing shares or other securities in future offerings could have rights superior to existing stockholders. A significant portion of our total outstanding shares are eligible to be sold into the market, which could cause the market price of our Class A Common Stock to drop significantly, even if our business is doing well.

Our business model of manufacturing solid-state batteries is capital-intensive, and we may not be able to raise additional capital on attractive terms, if at all. If we cannot raise additional capital when needed, our operations and prospects could be materially and adversely affected.

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

In addition, our management has broad discretion in the application of the net proceeds from our August 2023 Public Offering, including for working capital and general corporate purposes, and we may spend or invest these proceeds in a way with which our stockholders disagree. Because of the number and variability of factors that will determine our use of the net proceeds from our August 2023 Public Offering, our ultimate use of such proceeds may vary substantially from our currently intended use.

The failure by our management to apply the proceeds from our August 2023 Public Offering or, in the future, any other funds raised from different sources of liquidity, effectively could harm our business, and we may invest such proceeds in a manner that does not produce income or that loses value, which may negatively impact the market price of our Class A Common Stock.

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

Shares of Class B Common Stock have 10 votes per share, while shares of Class A Common Stock have one vote per share. As of September 30, 2023, the holders of the Class B Common Stock (excluding the voting power of any shares of Class A Common Stock beneficially owned by such holders) control approximately 57.4% of the voting power of our capital stock and therefore collectively control matters submitted to our stockholders for approval, including the election of directors, amendments of our organizational documents and any merger, consolidation, sale of all or substantially all of our assets or other major corporate transactions. Even though these holders are not party to any agreement that requires them to vote together, they may have interests that differ from yours and may vote in a way with which you disagree, and which may be adverse to your interests. This concentrated control may have the effect of delaying, preventing or deterring a change in control of us, could deprive our stockholders of an opportunity to receive a premium for their capital stock as part of a sale of us, and might ultimately affect the market price of shares of our Class A Common Stock.

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

In recent years, the United States and global economies suffered dramatic downturns as the result of the COVID-19 pandemic, a deterioration in the credit markets and related financial crisis as well as a variety of other factors including, among other things, extreme volatility in security prices, severely diminished liquidity and credit availability, ratings downgrades of certain investments and declining valuations of others, and volatility in the capital and credit markets and uncertainty with respect to the health of the U.S. banking system. The United States and certain foreign governments have taken unprecedented actions in an attempt to address and rectify these extreme market and economic conditions by providing liquidity and stability to the financial markets. If in the current or in future crises governments refuse to take such actions or if the actions taken by these governments are not successful, and/or if the uncertainty in the macroeconomic environment, including elevated inflation concerns, rising interest rates, tighter credit, currency fluctuations, or concerns or speculation about similar banking disruption events or risks, continues, the resulting adverse economic conditions could lead to market-wide liquidity problems and other disruptions, which may negatively impact the demand for our solid-state battery cells and may negatively impact our liquidity and ability to raise capital, if needed, on a timely basis and on acceptable terms or at all.

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

We may be subject, in the ordinary course of business, to losses resulting from products liability, cyber-attacks, accidents, acts of God, and other claims against us, for which we may have no insurance coverage. As a general matter, the policies that we do have may include significant deductibles or self-insured retentions, and we cannot be certain that our insurance coverage will be sufficient to cover all future losses or claims against us. A loss that is uninsured or which exceeds policy limits may require us to pay substantial amounts, which could adversely affect our financial condition and operating results.

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

Item 5. Other Information.

Securities Trading Plans of Directors and Executive Officers

No officers or directors, as defined in Rule 16a-1(f), adopted and/or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as defined in Regulation S-K Item 408, during the last fiscal quarter.

Item 6. Exhibits.

Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date

2.1	Business Combination Agreement, dated as of September 2, 2020, by and among Kensington Capital Acquisition Corp., Kensington Capital Merger Sub Corp. and Legacy QuantumScape.	S-4/A	333-248930	2.1	November 12, 2020

2.2	Amendment No. 1 to Business Combination Agreement, dated as of September 21, 2020, by and among Kensington Capital Acquisition Corp., Kensington Capital Merger Sub Corp. and Legacy QuantumScape.	S-4/A	333-248930	2.2	November 12, 2020

3.1	Amended and Restated Certificate of Incorporation of the Company.	8-K	001-39345	3.1	December 2, 2020

3.2	Amended and Restated Bylaws of the Company.	8-K	001-39345	3.1	October 25, 2022

10.1#	Underwriting Agreement, dated August 3, 2023, by and among QuantumScape Corporation. and Evercore Group L.L.C. and Morgan Stanley & Co. LLC, as representatives of the underwriters.	8-K	001-39345	1.1	August 8, 2023

10.2*+	Offer Letter from QuantumScape Battery, Inc. to Srinivasan Sivaram

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1†	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2†	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.
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

#	Exhibits and schedules have been omitted from this filing pursuant to Item 601(a)(5) of Regulation S-K and will be furnished to the Securities and Exchange Commission upon request
+	Indicates a management or compensatory plan

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QuantumScape Corporation

Date: October 27, 2023	By:	/s/ Jagdeep Singh
Jagdeep Singh
Chief Executive Officer (Principal Executive Officer)

Date: October 27, 2023	By:	/s/ Kevin Hettrich
Kevin Hettrich
Chief Financial Officer (Principal Financial Officer)