Form 10-K
period 2023-12-31
QuantumScape Corp
filed 2024-02-27
CIK 1811414

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐

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

As of June 30, 2023, the last day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the closing price of the shares of common stock on The New York Stock Exchange, was approximately $2.3 billion. Shares of common stock held by each executive officer and director and by each person who owns 5% or more of the outstanding common stock have been excluded from the foregoing calculation in that such persons may be deemed affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of the registrant’s Class A Common Stock, par value $0.0001 per share outstanding was 441,143,789, and the number of shares of the registrant’s Class B Common Stock, par value $0.0001 per share outstanding was 54,665,633, as of February 20, 2024.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement relating to its annual meeting of stockholders to be held in 2024, to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Annual Report on Form 10-K relates, are incorporated herein by reference in Part III where indicated. Except with respect to information specifically incorporated by reference in this Annual Report on Form 10-K, such proxy statement is not deemed to be filed as part hereof.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Unless the context otherwise requires, all references to “QuantumScape,” “we,” “us,” “our,” or the “Company” in this Annual Report on Form 10-K (this “Report”) refer to the current QuantumScape Corporation and its subsidiaries.

The Company makes forward-looking statements in this Report and in documents incorporated herein by reference. All statements, other than statements of present or historical fact included in or incorporated by reference in this Report, regarding the Company’s future financial performance, as well as the Company’s strategy, future operations, financial position, estimated revenues and losses, projected costs, prospects, plans and objectives of management are forward-looking statements. When used in this Report, the words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “prospective,” “should,” “will,” “would,” the negative of such terms, and other similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words. These forward-looking statements are based on management’s current expectations, assumptions, hopes, beliefs, intentions and strategies regarding future events and are based on currently available information as to the outcome and timing of future events. The Company cautions you that these forward-looking statements are subject to risks and uncertainties, including those described in Part I, Item 1A, “Risk Factors” in this Annual Report on Form 10-K, most of which are difficult to predict and many of which are beyond the control of the Company and incident to its business. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make.

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

PART I

Item 1. Business.

Overview

QuantumScape is a leader in developing next-generation solid-state lithium-metal battery technology for electric vehicles (“EVs”) and other applications,. QuantumScape Battery Inc. was founded in 2010 with the mission to revolutionize energy storage to enable a sustainable future. In 2020, QuantumScape became a publicly traded company (NYSE: QS) through a business combination with a special purpose acquisition company named Kensington Capital Acquisition Corp. (“Kensington”) which changed its name to QuantumScape Corporation upon closing. As a result of the business combination, QuantumScape Battery Inc. survived and became a wholly owned subsidiary of QuantumScape Corporation.

We are at the beginning of a forecasted once-in-a-century shift in automotive powertrains, from internal combustion engines (“ICE”) to clean EVs. After 30 years of gradual improvements in conventional lithium-ion batteries, the benefits of EVs have been demonstrated, principally in the premium passenger car market. However, there are fundamental limitations inhibiting widespread adoption of battery technology, and we believe the automotive market needs a step change in battery technology to make mass market EVs competitive with the fossil fuel alternative.

We have spent over a decade developing a proprietary solid-state battery technology to meet this challenge. QuantumScape’s solid-state lithium-metal battery technology is designed to offer greater energy density, faster charging, and enhanced safety when compared to today’s conventional lithium-ion batteries. We believe no other lithium-metal battery technology has demonstrated the capability of achieving automotive rates of power (power is the rate at which a battery can be charged and discharged) with acceptable battery cycle life, at room temperature and modest levels of pressure (approximately 3 to 4 atm).

Since 2012, we have developed a strong partnership with Volkswagen Group of America Investments, LLC (“VGA”) and certain of its affiliates (together with VGA, “Volkswagen”). Volkswagen is one of the largest car companies in the world and intends to be a leader in EVs. Over the last ten years Volkswagen has invested more than $300 million in us and has established a 50-50 joint venture (“JV”) with us to enable an industrial level of production of our solid-state batteries. As 50-50 partners in the joint venture with Volkswagen, we expect to share equally in the revenue and profit from the joint venture. Over the course of our relationship, Volkswagen has successfully tested multiple early generations of certain of our single-layer and multilayer laboratory cells at automotive rates of power.

While we expect Volkswagen will be the first to commercialize vehicles using our battery technology, we are, and over the next few years, intend to continue, working closely with other automotive original equipment manufacturers (“OEMs”) to make our solid-state battery cells widely available over time. Subject to the terms of the JV arrangements with Volkswagen, we are not prohibited from working in parallel with other automotive OEMs or other non-automotive companies to commercialize our technology. Since 2021, we have signed customer sampling agreements with a number of other OEMs, ranging from top ten manufacturers by global revenue to premium performance and luxury carmakers, to collaborate with us in the testing and validation of our solid-state battery cells with the goal of providing such cells to the OEM for inclusion into pre-production prototype vehicles and ultimately into serial production vehicles. We are currently focused on automotive EV applications, which have among the most stringent sets of requirements for batteries. However, we recognize that our solid-state battery technology has applicability in other large and growing markets including stationary storage and consumer electronics, and intend to explore opportunities in those areas as appropriate.

We believe that our technology enables a variety of business models and we continue to have discussions with our partners to explore such alternatives. For example, in addition to joint ventures, such as the one with Volkswagen, we may operate solely-owned manufacturing facilities or license technology to other manufacturers.

In 2021, we announced our plans to build up our manufacturing capability with the addition of a pre-pilot production line (“QS-0”) in California. In 2023, we consolidated the QS-0 engineering and pre-pilot production lines. The consolidated QS-0 pre-pilot line is intended to have a continuous flow, automated line with sufficient capacity and process maturity to engage in automotive qualification and if successful, provide first commercialization via battery cells made available for sale to a third party.

Our development uses earth-abundant materials and processes suitable for high volume production. Outside of the solid-state electrolyte-separator, our battery is being designed to use many generally available materials and processes that are standard across today’s battery manufacturers. As a result, we expect to benefit from the projected industry-wide cost declines for these materials that result from process improvements and economies of scale. We believe that the manufacturing of our solid-state battery cells provides us with a structural cost advantage because our battery cells are manufactured without an anode.

Industry Background

Shift to EVs

We believe that evolving consumer preferences coupled with growing government incentives and regulations are driving a once-in-a-century shift to EVs.

Countries around the world are promoting EVs. The dependence on gasoline-powered “ICE” vehicles has heightened environmental concerns, created reliance among industrialized and developing nations on large oil imports, and exposed consumers to unstable fuel prices and health concerns related to heightened emissions. Many national and regional regulatory bodies have adopted legislation to incentivize or require a shift to lower-emission and zero-emission vehicles. For example, over a dozen countries including the United Kingdom, the Netherlands, Sweden, Germany, France and Norway have announced intentions to either increase applicable environmental targets or outright ban the sale of new ICE vehicles in the next two decades. As of the end of 2023, a number of states, including California, have made the commitment to stop allowing sales of new gas-powered vehicles after 2035. Also in 2023 the European Union approved a ban on the sale of new petrol and diesel cars from 2035, other than ICE vehicles operating on carbon-neutral fuels. This global push to transition from ICE vehicles, aided by favorable government incentives and regulations, is accelerating the growth in lower- and zero-emission vehicle markets.

Furthermore, consumers are increasingly considering EVs for a variety of reasons including better performance, growing EV charging infrastructure, significantly lighter environmental impact, and lower maintenance and operating costs. Automakers such as Tesla, Inc. have demonstrated that premium EVs can deliver a compelling alternative to fossil fuels. As EVs become more competitive and more affordable, we believe that they will continue to take market share from ICE vehicles. We believe that this shift will occur across vehicle types and market segments. However, the inherent limitations of lithium-ion battery technology continue to impede improvements in EV competitiveness on range and charging times compared with ICE vehicles.

Current Battery Technology Will Not Meet the Requirements for Broad Adoption of EVs

Despite the significant progress in the shift to EVs, the market remains dominated by ICE vehicles. According to Bloomberg, approximately 17% of global car sales in 2023 were electric. For EVs to be adopted at scale across market segments, batteries need to improve. In particular, we believe there are five key requirements to drive broad adoption of EVs:

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
•
Fast charging capability. EV batteries need to be fast charging to replicate the speed and ease with which a gasoline car can be refueled. We believe this objective is achieved with the ability to charge from 10% to 80% capacity in approximately 15 minutes or less, faster than today’s conventional batteries can deliver without materially degrading battery cycle life.
•
Safety (nonflammable). EV batteries need to replace as many of the flammable components in the battery as possible with non-flammable equivalents to reduce the extent of damage caused by a fire. With current batteries, many high stress conditions can result in fires, for example malfunctions that can result in overcharges and battery damage from accidents.
•
Battery cycle life. Batteries need to be usable for the life of the vehicle, typically 12 years or 150,000 miles. If the battery fades prematurely, EVs will not be an economically practical alternative.
•
Cost. Mass market adoption of EVs requires a battery that is capable of high performance while remaining cost competitive.

Since these requirements have complex interlinkages, most manufacturers of conventional lithium-ion batteries used in today’s cars are forced to make trade-offs. For example, conventional batteries can be fast charged, but at the cost of adversely impacting their battery cycle life.

We believe that a battery technology that can meet these requirements will enable an EV solution that is much more broadly competitive with ICE vehicles. According to the Organisation Internationale des Constructeurs d’Automobiles, approximately 85 million vehicles were produced in 2022 across the auto industry, representing a significant untapped demand for a battery that meets these requirements.

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

Batteries have a cathode (the positive electrode), an anode (the negative electrode), a separator that prevents contact between the anode and cathode, and an electrolyte that transports ions but not electrons. A conventional lithium-ion battery (as shown in the figure below) uses a liquid electrolyte, a polymer separator, and an anode made principally of carbon (graphite) or a carbon/silicon composite. Lithium ions move from the cathode to the anode when the battery is charged and vice versa during discharge.

Conventional Lithium-Ion Battery Architecture

In a fully discharged lithium-ion cell, the lithium in the cell resides in the cathode. When the cell is charged, lithium ions move from the cathode to the anode, where they diffuse into the carbon particles that make up the anode. In the fully charged state, the lithium ions sit in the anode. When the battery is discharged, these lithium ions are allowed to move back from the anode to the cathode, and in the process, energy can be extracted from the system.

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

While using a host material in the anode is an effective way to prevent dendrites, this host material adds volume and mass to the cell, adds cost to the battery, and limits the battery cycle life due to side reactions at the interface with the liquid electrolyte. The rate at which lithium diffuses through the anode also limits the maximum cell power.

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

Lithium-Metal Anode Required to Unlock Highest Energy Density

We believe that an anode-free lithium-metal cell is the most promising approach that can break out of the constraints inherent in conventional lithium-ion batteries and enable significant improvements in energy density.

Our battery cells have none of the host materials used in conventional anodes. Our cells are “anode-free” in that they are manufactured without anodes in a discharged state. When the cell is first charged, lithium moves out of the cathode, diffuses through our solid-state electrolyte-separator and plates in a thin metallic layer directly on the anode current collector, forming an anode. When the battery cell is discharged, the lithium diffuses back into the cathode. Eliminating the host material reduces the size and weight of the battery cell and eliminates the associated materials and manufacturing costs. This results in the highest theoretical gravimetric energy density for a lithium-based battery system if the system can be manufactured without excess lithium on the anode. Lithium-ion batteries currently used in the auto industry have energy densities of less than 300 Wh/kg. We believe lithium-metal batteries have the potential to achieve significantly higher energy density.

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

Modeled Cell Specific Energy

Source: Andre et al, J Mater Chem A. (2015) 6709

Note: Modeled cell specific energy is based on traditional cell designs and architectures

Although the industry has understood for over 40 years the potential benefits of lithium-metal anodes, the industry has not been able to develop a separator that makes a lithium-metal anode practical for rechargeable applications.

Solid-State Electrolyte-Separator Required to Enable Lithium-Metal Anode

We believe that a lithium-metal battery requires that the porous separators used in conventional lithium-ion batteries be replaced with a solid-state electrolyte-separator capable of conducting lithium ions between the cathode and anode at rates comparable to conventional liquid electrolyte while also suppressing the formation of lithium dendrites, which are growths of lithium metal which can grow across the separator and short-circuit the cell. While various solid-state separators have been shown to operate at low power densities, such low power densities are not useful for most practical applications. To our best knowledge, we are the only company that has been able to demonstrate a solid-state separator for lithium-metal batteries capable of resisting dendrite formation at higher power densities, such as those required for automotive applications and fast charging, for at least 800 cycles at around 25 °C.

We believe that our ability to develop this proprietary solid-state electrolyte-separator will enable the shift from lithium-ion to lithium-metal batteries.

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

Our cell design includes an inorganic solid ceramic film that has characteristics of both a separator and an electrolyte. This ceramic solid-state electrolyte-separator is our core technology breakthrough that enables reliable cycling of the lithium-metal anode battery. A working solid-state electrolyte-separator is needed to prevent the formation of dendrites that would normally grow through a traditional porous separator and short circuit the cell. An effective solid-state electrolyte-separator requires a solid material that has conductivity in a range similar to liquid electrolytes, chemically stable next to lithium — one of the most reactive elements in the periodic table — and able to resist the formation of dendrites. Our team worked over ten years to develop a composition that meets these requirements and to develop the techniques necessary to manufacture the electrolyte-separator material at scale using a continuous process. We have a number of patents covering both the composition of this material and key steps of its manufacturing process. While current generations of our prototype battery cells contain our proprietary solid-state electrolyte-separator and an organic liquid cathode electrolyte (i.e. catholyte), solid catholyte materials are part of our ongoing research and development investigations.

Our Cells and Electrolyte-Separator

Note: The area of cells shown range from ~65x85 mm to ~70x90 mm

Our solid-state electrolyte-separator is a dense, entirely inorganic ceramic. As shown in the figure above, it is made into a film that is thinner than a human hair and then cut into pieces. Our solid-state electrolyte-separator is flexible because it has a low defect density and is thin. In contrast, typical household ceramics are less flexible and can break due to microscopic defects which can reduce structural integrity.

The solid-state electrolyte-separator is placed between a cathode and anode current collector to form a single battery cell layer. Our single-layer solid-state cells have been tested for power density, cycle life and temperature performance. This is the only solid-state technology we are aware of that is capable of simultaneously satisfying what we believe are the key requirements for automotive commercial usage (at least 800 cycles while maintaining at least 80% energy retention, 100% depth of discharge, 1C/1C rates, <30 °C temperature, <4 atm pressure) and that has been validated by independent testing.

Data from our testing of single-layer and unit battery cells shows that unlike previous solid-state efforts, our solid-state electrolyte-separators can work at high rates of power, with the ability to charge from 10% to 80% capacity in approximately 15 minutes or less, which is faster than today’s conventional batteries can deliver without materially degrading cycle life. Repeated fast-charging of battery cells may result in cycle life degradation, as is the case in conventional lithium-ion batteries. We also presented data showing our single-layer battery cell can work at a wide range of temperatures, including results that show cycling at -10 °C. In 2023, we presented data on our top-performing 24-layer A0 prototype cell in one prospective customer’s battery testing labs achieving over 1,000 full cycle equivalents with over 95% discharge energy retention, using customer-specified test conditions of C/3 charge and C/2 discharge with our standard temperature and pressure conditions, and 100% depth of discharge.

The basic building block of our designed battery package is the unit cell, consisting of a double-sided cathode with a solid-state electrolyte-separator on either side. We stack these unit cells together to form multilayer cells. We first demonstrate new functionality using these unit cells, rather than in single-layer cells as in the past.

Multilayer Progress

Depending upon our potential customers’ requirements, our battery cell will require several dozen layers within each battery package. In 2022, we shipped 24-layer A0 prototype battery cells to multiple automotive OEMs for testing. These A0 prototypes have the same layer count and similar separator area as our planned first commercial product—a 24-layer cell with a capacity of approximately 5 amp-hours—though additional improvements to the product and production processes are required to bring this first commercial product to market. In addition, there may be customers who require cells with a higher layer count and different dimensions.

We need more production capacity to make the large number of multilayer cells needed for testing and for process optimization, including yield improvement and reliability. We have ordered and continue to order new automation and high-volume equipment that we expect will increase both output and repeatability; the nature of the task, and the development approach that we use, involves high velocity experimentation and a large number of samples. We now plan to focus on improving the reliability of our prototype cells by reducing manufacturing defects, and increasing the energy density of these prototype cells to get closer to our commercial targets by incorporating higher capacity-loading cathodes and more efficient packaging.

Our cathodes use a combination of conventional cathode active materials such as NMC or a cobalt-free, nickel-free composition like LFP with a catholyte made of an organic liquid. In the future, we may use other compositions of cathode active materials. Over the years, we have developed catholytes made of differing mixtures of organic liquid electrolyte to optimize performance across multiple metrics such as voltage, temperature, power, and safety, among others. We continue to test solid, gel and liquid catholytes from time to time in our cells. The solid catholyte is part of our ongoing research and development investigation into inorganic catholytes. Our solid-state electrolyte-separator platform is being designed to enable faster charge rates for thicker cathode electrodes, which, when combined with a lithium-metal anode, may further increase cell energy densities.

We have developed a new cell format that combines features of a conventional pouch cell and a prismatic cell to address the challenges of lithium-metal expansion. This cell architecture is designed to accommodate expansion as the cell charges and the anodes of each layer are plated with lithium metal, and conversely, the contraction as the cell discharges. Additionally, the format is designed to allow the cell to simultaneously dissipate excess heat during fast charging, function with or without externally applied pressure, enable high-volume manufacturing and pack integration, and offer good packaging efficiency to achieve our cell-level energy density targets.

We believe our battery technology may provide significant improvements in energy density compared to today’s conventional lithium-ion batteries, as shown in the figure below.

Shifting the Energy-Power Performance Frontier

† Our projections and targets based on existing estimates and model assumptions

Sources: Li-ion cell energy density from batemo.com database, charge times from ev-database.org and insideevs.com (for Rivian R1T)

Benefits of Our Technology

We believe our battery technology will enable significant benefits across battery capacity, charging rate, safety, and cycle life while minimizing cost. We believe these benefits will provide significant value to automotive OEMs by enabling greater customer adoption of their EVs. By solving key pain-points such as 15-minute fast charging, we believe our battery technology will enable the delivery of an EV experience that is significantly more competitive with fossil fuel vehicles than what today’s EVs can achieve with conventional batteries.

Our battery technology is intended to meet the five key requirements we believe will enable mass market adoption of EVs:

•
Energy density. Our battery design is intended to increase volumetric and gravimetric energy density by eliminating the carbon/silicon anode host material found in conventional lithium-ion cells. This increased energy density will enable EV manufacturers to increase range without increasing the size and weight of the battery pack, or to reduce the size and weight of the battery pack which will reduce the cost of the battery pack and other parts of the vehicle.
•
Fast charging capability. Our battery technology, and specifically our solid-state electrolyte-separator material, has been tested to demonstrate the ability to charge from 10% to 80% capacity in approximately 15 minutes or less, which is faster than today’s conventional batteries can deliver without materially degrading battery cycle life. In these conventional batteries, the limiting factor for charge rate is the rate of diffusion of lithium ions into the anode. If a conventional battery is charged at high rate, especially at high state-of-charge or low temperature, lithium can start plating on carbon particles of the anode rather than diffuse into the carbon particles. This causes a reaction between the plated lithium and liquid electrolyte which reduces cell capacity and increases the risk of dendrites that can short circuit the cell. With a lithium-metal anode, using our solid-state electrolyte-separator, we expect the lithium to be plated as fast as the cathode can deliver it. Nonetheless, repeated fast-charging of battery cells may result in cycle life degradation, as is the case in conventional lithium-ion batteries.

•
Enhanced safety. Our solid-state battery cell uses a ceramic electrolyte-separator which is not combustible and we believe is therefore safer than conventional polymer separators. This ceramic electrolyte-separator is also capable of withstanding temperatures considerably higher than those that would melt conventional polymer separators, providing an additional measure of safety. Although additional safety tests need to be performed as our materials and processes evolve, in 2023 we ran a suite of safety tests on a limited number of our A0 prototype cells, including nail penetration, overcharge, external short circuit, and thermal stability testing up to 300°C (higher than the 180°C melting point of lithium), and the A0 prototype cells successfully passed these automotive safety tests according to the specification set by a leading OEM, with hazard levels of 3 or lower as defined by EUCAR and SAE J2464 standards. Notwithstanding the foregoing, we note that although the A0 prototype cells have passed these automotive safety tests, we have been able to test these cells to the point of failure under additional modified test conditions. Moreover, these safety test results for the A0 prototype cells are not necessarily representative of those of subsequent generations of our cells since safety is a function of a cell’s materials composition, which changes from one generation of cells to the another. We also need to test a much larger sampling of cells to ensure statistical significance.
•
Battery cycle life. We are designing our technology to enable increased battery cycle life relative to conventional lithium-ion batteries. In a conventional cell, a reason that battery capacity fades over time is the gradual irreversible loss of lithium due to side reactions between the liquid electrolyte and the anode. By eliminating the anode host material, we expect to eliminate those anode side reactions to enable longer battery cycle life. Our top-performing 24-layer A0 prototype cell in one prospective customer’s battery testing labs achieved over 1,000 full cycle equivalents with over 95% discharge energy retention, using customer-specified test conditions of C/3 charge and C/2 discharge with our standard temperature and pressure conditions, and 100% depth of discharge. This performance exceeds the cycle life and capacity retention in battery warranties for some of the best-selling EVs in the U.S. market today, which require that cells retain 70% of the rated capacity at 150,000 miles.
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

Our Competitive Strengths

Only lithium-metal battery technology showing capability to meet automotive requirements for power, cycle life, and temperature range to our knowledge. We have built and tested single-layer and multilayer solid-state cells and have demonstrated that our technology shows the capability to meet automotive requirements for power, cycle life, and temperature range. Since 2018 Volkswagen has tested multiple generations of our prototype cells, including single-layer and multilayer prototype cells. In 2024, Volkswagen announced it had successfully tested our A0 24-layer prototype cells at automotive rates of power, noting that the A0 prototype cell was also able to meet the requirements for other test criteria such as fast charging capability, safety and self-discharge. In addition, since 2021 we have signed customer sampling agreements with a number of other OEMs, ranging from top ten manufacturers by global revenue to premium performance and luxury carmakers, to collaborate with us in the testing and validation of our solid-state battery cells with the goal of providing such cells to the OEM for inclusion into pre-production prototype vehicles and ultimately into serial production vehicles.

Partnership with one of the world’s largest automotive OEMs. We are partnered with Volkswagen, one of the largest automakers in the world. Volkswagen has been a major investor since 2012 and has invested more than $300 million in us. In addition, Volkswagen has committed additional capital to fund our 50-50 joint venture to enable an industrial-level production of our solid-state batteries for use in Volkswagen vehicles. As 50-50 partners in the joint venture with Volkswagen, we expect to share equally in the revenue and profit from the joint venture.

High barriers to entry and extensive patent and intellectual property portfolio. Since inception, we have generated more than 350 U.S. and foreign patents and patent applications – including broad fundamental patents around our core technology. Our proprietary solid-state electrolyte-separator uses the only material we know of that can cycle lithium at automotive current densities and room temperature without forming dendrites. We have a range of patents, including patents that cover:

•
Composition of matter, including the optimal composition as well as wide-ranging coverage of a number of variations;
•
Enabling battery technology covering compositions and methods required to incorporate a solid-state electrolyte-separator into a battery;
•
Manufacturing technology, protecting the way to make the separator at scale without semiconductor-style vacuum production or batch processes used in traditional ceramics; and
•
Material dimensions, including our proprietary solid-state electrolyte-separator, covering any separator with commercially practical thicknesses for a solid-state battery.

Significant development focused on next-gen technology for automotive applications. We have spent over a decade developing our battery technology. Many of our technical team members have worked at large battery manufacturers and automotive OEMs. Through its experience, our team has significant technical know-how and is supported by extensive facilities and equipment, development infrastructure, and data analytics.

Designed for volume production. Our battery cells are designed to use earth-abundant materials and processes suitable for high volume production. Our manufacturing process for our proprietary solid-state electrolyte-separator uses equipment which is already used at scale in the battery or ceramics industries. While preparing for scale production, we have purchased or tested production-intent equipment from the world’s leading vendors. In particular, we expect to produce our proprietary solid-state electrolyte-separator using scalable continuous-flow heat treatment to process separator films more rapidly while applying less total heat energy per film. Although our electrolyte-separator material is proprietary, the inputs are readily available and can be sourced from multiple suppliers across different geographies.

Structural cost advantage leveraging industry cost trends. Aside from the solid-state electrolyte-separator, our battery is being designed to use many of the materials and processes that are standard across today’s lithium-ion battery manufacturers. As a result, we expect to benefit from the projected industry-wide cost declines for these materials that result from process improvements and economies of scale. We believe that the manufacturing of our solid-state battery cells provides us with a structural cost advantage because our battery cells are manufactured without an anode.

Our Growth Strategy

Continue to develop our commercial battery technology and manufacturing capabilities. We will continue developing our battery technology with the goal of enabling commercial production subsequent to the automotive qualification process, which generally involves several major delivery milestones of A, B and C samples. We have demonstrated capabilities of our solid-state electrolyte-separator and battery technology in single-layer and multilayer, solid-state cells in commercially relevant areas (ranging from 60x75mm to 70x85mm), and in 2022, shipped 24-layer A0 prototype battery cells to multiple automotive OEMs for testing. As we move from prototypes to commercial products, we will need to continue improving the quality and consistency of materials and processes for high volume manufacturing, including increased precision through automation and process control, quality of material inputs, and particle reduction across our process flow. We will continue to work to further develop and validate the volume manufacturing processes to enable high volume manufacturing and minimize manufacturing costs. We will continue to work on increasing the yield of our solid-state electrolyte-separator to reduce scrappage and to increase utilization of manufacturing equipment. Commercialization is first expected from QS-0, our pre-pilot production line in California, and with subsequent production expected from QS-1, a 1GWh pilot-production line, (“QS-1”), as part of our joint venture partnership with Volkswagen.

Meet Volkswagen battery demand. QS-1 is to be built and run by our 50-50 joint venture with Volkswagen and, together with the subsequent expansion to the full 21GWh target (“QS-1 Expansion”), would represent a small fraction of Volkswagen’s demand for batteries considering vehicle volumes under 2.3% of Volkswagen’s total production in 2023, assuming a 100KWh pack size. Our goal is to significantly expand the production capacity of the joint venture, in partnership with Volkswagen, to meet more of their projected demand.

Expand relationships with other automotive OEMs. While we expect Volkswagen will be the first to commercialize vehicles using our battery technology, we are, and over the next few years as we build QS-1, intend to continue, working closely with other automotive OEMs to make our solid-state battery cells widely available over time. Subject to the terms of the JV arrangements with Volkswagen, we are not prohibited from working in parallel with other automotive OEMs or other non-automotive companies to commercialize our technology. Since 2021, we have signed customer sampling agreements with a number of other OEMs, ranging from top ten manufacturers by global revenue to premium performance and luxury carmakers, to collaborate with us in the testing and validation of our solid-state battery cells with the goal of providing such cells to the OEM for inclusion into pre-production prototype vehicles and ultimately into serial production vehicles.

Expand target markets. We are currently focused on automotive EV applications, which have the most stringent set of requirements for batteries. However, we recognize that our solid-state battery technology has applicability in other large and growing markets including stationary storage and consumer electronics such as smartphones and wearables. For example, we have signed agreements with companies to evaluate our batteries for inclusion in their stationary energy storage and consumer electronics applications.

Expand commercialization models. Our technology is being designed to enable a variety of business models. In addition to joint ventures, such as the one with Volkswagen, we may operate solely-owned manufacturing facilities or license technology to other manufacturers. Where appropriate, we may build and sell solid-state electrolyte-separators or cell layers rather than complete battery cells.

Manufacturing and Supply

Our battery manufacturing process is being designed to be very similar to that of conventional lithium-ion battery manufacturing, with a few exceptions:

•
We use a proprietary electrolyte-separator material instead of the polyolefin separator used in lithium-ion cells.
•
Our architecture eliminates the need for anode manufacturing, reducing capital investment and lowering operating costs.
•
We will build our multilayer cells by sequentially stacking rather than winding cell materials together.
•
Our cell design allows us to shorten the weeks-long aging process required for conventional lithium-ion cells, thus decreasing manufacturing cycle time and reducing working capital needs.

Our architecture depends on our proprietary solid-state electrolyte-separator, which we will manufacture ourselves. Though our solid-state electrolyte-separator design is unique, its manufacturing relies on well-established, high-volume production processes currently deployed globally in other industries.

We plan to source our input materials from industry leading suppliers to the lithium-ion battery industry, and we already have strategic relationships in place with the industry’s leading vendors of cathode material, the most critical purchased input to our cell, along with leading vendors of other less critical inputs. Our solid-state electrolyte-separator is made from abundant materials produced at industrial scale in multiple geographies. We do not anticipate any unique supply constraints that would impede the commercialization of our product for the foreseeable future.

Relative to conventional lithium-ion cells, our technology eliminates the anode material cost (e.g., carbon/silicon host material, electrolyte in the anode) and reduces manufacturing costs (e.g., no anode related manufacturing costs, reduced formation costs). This enables savings in materials, capital equipment and manufacturing time, as illustrated in the graphic below.

Partnerships

Volkswagen Collaboration

QuantumScape has had a strong collaborative relationship with Volkswagen since 2012. Our collaboration initially focused on the testing and evaluation of QuantumScape’s battery technology. Volkswagen engineers worked closely with our engineering team and oversaw the progress on our technology development efforts and battery testing. Volkswagen has made several rounds of equity investments in QuantumScape, and senior executives of Volkswagen joined our board of directors (the “Board”). During the early part of this collaboration we worked closely with members of Volkswagen’s global research and development team and then with Volkswagen's Center of Excellence for Battery Cells, which was tasked with commercializing battery technologies within Volkswagen. Now the QuantumScape team works closely with PowerCo. SE, Volkswagen’s battery company (“PowerCo”). Frank Blome, the CEO of PowerCo and former Head of Volkswagen’s Center of Excellence for Battery Cells, and Jens Wiese, co-founder of Leitmotif, a venture capital fund that is focused on decarbonization, and recently Head of Volkswagen Group M&A, Investment Advisory, and Partnerships, are members of the Board.

Joint Venture Relationship

In June 2018, we formed QSV Operations LLC (“QSV”), a 50-50 joint venture entity with Volkswagen focused on cell manufacturing, to facilitate the commercialization of our solid-state battery technology. In 2018, the parties collectively made an initial equity investment in the joint venture of approximately $3 million. Upon the occurrence of certain development milestones and subject to the entry by QuantumScape, Volkswagen and QSV into certain related agreements, QuantumScape and Volkswagen have agreed to commit additional capital on a 50-50 basis to QSV to fund the buildout of QS-1 and QS-1 Expansion. As 50-50 partners in the cell manufacturing joint venture with Volkswagen, we expect to share equally in the revenue and profit from the joint venture, including from QS-1 and QS-1 Expansion. Under the joint venture agreements, QSV will purchase solid-state electrolyte-separators from QuantumScape.

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

We believe the joint venture structure will enable Volkswagen to benefit from early access to our solid-state battery cells, but also protect our intellectual property. For example, intellectual property for certain key battery technology will continue to be owned by us and will be provided to the joint venture through a limited license for purposes of QS-1. The parties will agree on the license terms for a high-volume manufacturing facility for this battery technology. The joint venture terminates upon the earliest to occur of (i) Volkswagen exercising specified put rights in the event of, amongst others, (a) a change of control of QuantumScape, or (b) the failure by us to meet specified development milestones within certain timeframes, (ii) QuantumScape or Volkswagen exercising specified call or put rights in the event of, amongst others, if the parties cannot agree to commercial terms for QS-1 or QS-1 Expansion within certain timeframes, (iii) a certain date after commencement of production of a Volkswagen series production vehicle using our battery cells (or an alternative end date if no such production was commenced after certain technical milestones with respect to our battery cell technology were reached) and (iv) December 31, 2028. In addition, the parties may mutually agree to terminate the joint venture agreement.

The commercialization timeline originally contemplated in 2018 by the joint venture agreements, and by subsequent amendments, has changed, and as of the time of our filing of our annual report on Form 10-K for the year ended December 31, 2022, certain milestones contemplated by the joint venture agreements were not met. As a result, Volkswagen's right to exercise its put rights has been triggered. If Volkswagen exercises such rights, the joint venture with Volkswagen and Volkswagen’s commitments to purchase output capacity from the joint venture would terminate, and we would be obligated to purchase Volkswagen’s interest in the joint venture for its book value. As of December 31, 2023, the book value of this interest was approximately $1.8 million and is recorded as a redeemable non-controlling interest in our Consolidated Balance Sheets. To the extent that we and Volkswagen allocate additional money to the joint venture in the future, the cost to us of a decision by Volkswagen to exercise its put rights would increase. To date, Volkswagen has not informed us of any intention to exercise its put rights. There can be no assurance that Volkswagen will not decide to exercise these or any other put rights that it may have in the future with respect to its interest in the joint venture.

Volkswagen committed to purchase a certain portion of the output capacity of QS-1 at a price for the solid-state battery cells that is comparable to those of lithium-ion batteries, but with a premium for the outperformance of these battery cells based on certain key technical parameters. We will sell solid-state electrolyte-separators to the joint venture at a price to be agreed by the parties based on the provisions of the joint venture agreements. The joint venture agreements provide the framework for the commercial relationship. At the appropriate time, the parties will negotiate agreements covering the details of these purchase commitments.

QS-1 Expansion is subject to meeting additional technical milestones and agreement on commercial terms, including pricing for the battery cells, agreement on the terms of purchase or license for the solid-state electrolyte-separators, and agreement on terms of the license to our battery technology for QS-1 Expansion. We have agreed that the pricing for the battery cells sold by QS-1 Expansion and the solid-state electrolyte-separators purchased by QS-1 Expansion may be different from the pricing set for QS-1, and we will need to agree on pricing at the appropriate time. In addition, we will need to agree to the terms of the license to our battery technology for QS-1 Expansion.

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

Our research and development currently includes programs for the following areas:

•
Continued improvement of our prototype cells’ energy density. We believe our battery technology may provide significant improvements in energy density compared to today’s conventional lithium-ion batteries. We have been working to address this opportunity in several ways, including increasing the cathode capacity loading and packaging efficiency of our multilayer cells. To increase cathode capacity loading, we need to address several technical challenges, including coating cathode electrodes with higher mass loading while maintaining quality, calendaring the cathodes to the necessary thickness, optimizing cathode microstructure, and ensuring good catholyte interface with active material while still meeting our targeted charge and discharge power. To enhance packaging efficiency, we have been working to improve the ratio of active materials of the battery to its inactive materials by, among other things, tightening tolerances between the individual cell components, reducing the thickness of elements of the cell stack, and minimizing or eliminating inactive materials or spaces inside the cell package — all without adversely impacting performance of the cells.
•
Continued improvement of the cathode. Our cathodes use a conventional cathode active material such as NMC mixed with a catholyte. We plan to benefit from industry cathode chemistry improvements and/or cost reduction, which in the future may include use of other cathode active materials, including cobalt-free compositions, including LFP, as well as cathode processing advances such as dry electrode processing. Over the years, we have developed catholytes made of differing mixtures of organic liquid electrolyte to optimize performance across multiple metrics such as voltage, temperature, power, and safety, among others. We continue to test solid, gel and liquid catholytes in our cells. The solid catholyte is part of our ongoing research and development investigation into inorganic catholytes. Our solid-state catholyte platform is being designed to enable high rates of charge and discharge for even thicker cathode electrodes, which when combined with a lithium-metal anode, may further increase cell energy densities.
•
Continued improvement in quality, consistency and reliability. We are working to improve the quality and uniformity of our cells, including our solid-state electrolyte-separators, to further improve, among other things, the cycling behavior, power, operating conditions, and reliability of our cells. For certain of our processes, we use methods of continuous processing found at scale in both the battery and ceramic industries and are working on continuous improvement of this process, including better quality, consistency, and higher throughput through automation and process control (including specification tightening and adding or improving inspection points along the manufacturing process flow), quality of material inputs, and particle reduction across our process. We are also exploring new methods not typically used in ceramics that offer significant potential cost savings. Regarding consistency, we believe tightening the variability of electrolyte-separator quality will result in better yield. We plan to implement process improvements and controls necessary to manufacture higher quality, more consistent materials; we believe these activities will ultimately lead to higher reliability.
•
Continued improvement in throughput. Increasing the volume of solid-state electrolyte-separator production results in the increased quantities required for prototypes with higher layer counts and delivery of more test cells to prospective customers. We continue to invest and deploy resources to automate our manufacturing process, including purchasing larger-scale manufacturing equipment, that we expect will substantially improve our manufacturing processes and, as a result, increase throughput required for product qualification and to achieve the cost, performance and volume levels required for commercial shipments.

•
Multilayering. We have demonstrated capabilities of our solid-state electrolyte-separator and battery technology in single-layer and multilayer solid-state cells in commercially relevant areas (ranging from approximately 60x75mm to 70x85mm), and in 2022, shipped 24-layer A0 prototype battery cells to multiple automotive OEMs for testing. In order to advance the maturity of our prototype cells and produce commercially-viable solid-state battery cells, we must produce battery cells with dozens of layers and may have to increase cell layer count; while we target our first commercial product to have 24 layers, the exact number of layers and dimensions will vary and depend upon specific customer preference, cell design considerations, and other factors. We will need to overcome production challenges to produce sufficient volumes of our solid-state electrolyte-separators and prototype battery cells to complete development of our first commercial product and for customer evaluation and product qualification purposes, as well as subsequent cell designs that may require increased layer counts.

Intellectual Property

The success of our business and technology leadership is supported by our proprietary battery technology. We rely upon a combination of patents, trademarks and trade secrets in the United States and other jurisdictions, as well as license agreements and other contractual protections, to establish, maintain and enforce rights in our proprietary technologies. In addition, we seek to protect our intellectual property through nondisclosure and invention assignment agreements with our employees and consultants and through non-disclosure agreements with business partners and other third parties. We regularly file applications for patents and have a significant number of patents in the United States and other countries where we expect to do business. Our patent portfolio is deepest in the area of solid-state electrolyte-separators with additional areas of strength in anodes, next-generation cathode materials, and cell, module, and pack design specific to lithium-metal batteries. Our trade secrets primarily cover manufacturing methods.

As of December 31, 2023, we owned or licensed, on an exclusive basis, more than 180 issued U.S. patents and patent applications, and more than 180 granted foreign patents and patent applications. We have two registered U.S. trademarks and five pending U.S. trademark applications. Patents issued to us start expiring in 2033.

Competition

The EV market, and the battery segment in particular, is rapidly evolving and highly competitive. With the introduction of new technologies and the potential entry of new competitors into the market, we expect competition to increase in the future, which could harm our business, results of operations, or financial condition.

Our prospective competitors include major manufacturers currently supplying the industry, automotive OEMs and potential new entrants to the industry. Major companies now supplying batteries for the EV industry include Panasonic Corporation, Samsung SDI, Contemporary Amperex Technology Co. Limited, LG Energy Solutions, BYD Co. Limited and SK Innovation Co. Limited. They supply conventional lithium-ion batteries and in many cases are seeking to develop solid-state batteries, including potentially lithium-metal batteries. In addition, because of the importance of electrification, many automotive OEMs are researching and investing in solid-state battery efforts and, in some cases, in battery development and production. For example, Tesla, Inc. is building multiple battery gigafactories and potentially could supply batteries to other automotive OEMs, and Toyota Motors and a Japanese consortium have a multi-year initiative pursuing solid-state batteries.

A number of development-stage companies such as SES, Solid Power, Enovix, and Sila Nanotechonologies are also seeking to improve conventional lithium-ion batteries or to develop new technologies for solid-state and/or lithium-metal batteries. Potential new entrants are seeking to develop new technologies for cathodes, anodes, electrolytes and additives. Some of these companies have established relationships with automotive OEMs and are in varying stages of development.

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

Employees and Human Capital

We pride ourselves on the quality of our world-class team and seek to hire only employees dedicated to our strategic mission. Many of our employees have significant experience working with large battery manufacturers and automotive OEMs. As of December 31, 2023, we employed approximately 850 employees, based primarily in our headquarters in San Jose, California. Many of our employees in our research and development and related functions hold engineering and scientific degrees, including many from the world’s top universities.

Diversity, Equity and Inclusion

We seek team members who want to help solve a significant problem that will positively impact the world. We value diversity and recognize the importance of fostering a positive, inclusive culture. We seek to promote fair and equitable hiring and promotion processes and year-over-year improvements in diverse representation. Some of our actions to achieve this included delivering management training for our senior leaders, implementing a job leveling framework to ensure candidates are assessed against a consistent set of criteria, and making certain that our commitment to equal hiring and promotion opportunities is substantiated with equal pay for equal work by conducting an annual internal pay equity analysis.

Attraction and Retention

We are committed to maintaining equitable compensation programs including equity participation. We offer market-competitive salaries and strong equity compensation aimed at attracting and retaining team members capable of making exceptional contributions to our success. Our full-time regular employees hold equity in our company and are generally eligible for the employee stock purchase plan. Our compensation decisions are guided by the external market, role criticality, and the contributions of each team member. Our job-leveling framework and associated pay ranges allow us to maintain pay equity while offering the attractive and effective compensation needed as we grow and compete for talent.

Health and Safety

The health and safety of our employees is mission critical. We emphasize a proactive safety culture and maintain a supportive organization and work culture that encourages personal health and work-life balance for our employees. Our Environmental, Health and Safety (EHS) department leads the programs that address workplace health and safety concerns through engineering controls, policies, procedures, training, monitoring and audits, and reports directly to our board of directors on a quarterly basis on such matters.

To date, we have not experienced any work stoppages and we consider our relationship with our employees to be good. None of our employees are either represented by a labor union or are subject to a collective bargaining agreement.

Available Information

Our investor relations website is located at https://ir.quantumscape.com, our X account handle is @QuantumScapeCo, our investor relations X account handle is @QuantumScapeIR, our Chief Technology Officer’s X account handle is @ironmantimholme, our Chief Marketing Officer’s X account handle is @HussainAsim, and our corporate LinkedIn account is located at www.linkedin.com/company/quantumscape. We use our investor relations website, aforementioned X accounts and LinkedIn account to post important information for investors, including news releases, analyst presentations, and supplemental financial information, and as a means of disclosing material non-public information and for complying with our disclosure obligations under Regulation FD. Accordingly, investors should monitor our investor relations website, aforementioned X accounts, and LinkedIn account in addition to following press releases, filings with the Securities and Exchange Commission (the “SEC”) and public conference calls and webcasts. We also make freely available, on our investor relations website under “SEC Filings,” our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to these reports as soon as reasonably practicable after electronically filing or furnishing those reports to the SEC.

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
•
Our success depends on our ability to attract and retain our executive officers, key employees and other qualified personnel, and our operations may be severely disrupted if we lose their services.
•
Our business operations involve environmental and safety risks and we are subject to requirements relating to environmental and safety regulations and environmental remediation matters which could adversely affect our business, results of operation and reputation.

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

Developing lithium-metal solid-state batteries that meet the requirements for wide adoption by automotive OEMs is a difficult undertaking and, as far as we are aware, has never been done before. We are still in the development stage and face significant challenges in completing the development of our multilayer battery cells and in producing battery cells in commercial volumes. Some of the development challenges that could prevent the introduction of our solid-state battery cell include difficulties with increasing the quality, consistency, reliability and production throughput of our solid-state electrolyte-separators and cells, increasing the size and layer count of our multilayer cells, increasing manufacturing scale to produce the volume of cells needed for our technology development and customer applications, installing, bringing up and optimizing higher volume manufacturing equipment, packaging design and engineering to ensure adequate cycle life, pressure management, cost reduction, completion of the rigorous and challenging specifications required by our automotive partners, including but not limited to, calendar life, mechanical, safety, and abuse testing and development of the final manufacturing processes.

Our solid-state electrolyte-separator is in the development stage. These solid-state electrolyte-separators have never been used before for battery applications (or to our knowledge, for any other applications) and there are significant quality, consistency, reliability and throughput, cost and manufacturing process challenges to be solved in order for the solid-state electrolyte-separators to be produced and used commercially. We are likely to encounter engineering challenges as we increase the lateral dimensions, reduce the thickness and increase the production volume of our solid-state electrolyte-separators. If we are not able to overcome these barriers in developing and producing solid-state electrolyte-separators at commercial volumes, our business could fail.

To achieve target energy density, we need to assemble multiple cell layers, enclose them within a single battery package, improve the cathode capacity loading, and address related technical challenges. Depending upon our customer’s requirements, our battery cell may require dozens of layers within each battery package. We have tested single-layer and multilayer cells in commercially relevant areas that measure approximately 60x75mm to 70x85mm, and shipped our first 24-layer A0 prototype battery cells in 2022. While we target our first commercial product to have 24 layers, the exact number of layers and dimensions will vary and depend upon specific customer preference, cell design considerations, and other factors. We will need to overcome production challenges to produce sufficient volumes of our solid-state electrolyte-separators and prototype battery cells to complete development of our first commercial product and for customer evaluation and product qualification purposes, as well as subsequent cell designs that may require increased layer counts. We will need to produce these cells at improved yields without compromising performance, and while solving related packaging and reliability challenges in a way that is scalable and low-cost. There are significant engineering and mechanical challenges that we must overcome to advance the development of our battery cells. In addition, we have been and will continue to acquire certain equipment that we currently do not possess and to develop the manufacturing process necessary to make these multilayer battery cells at high volumes. If we are not able to overcome these developmental hurdles in building our multilayer cells, our business is likely to fail.

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

In addition, we must advance our manufacturing processes to include more automation, such as automated film handling and stacking, and to use higher volume equipment and processes, such as moving to larger continuous flow equipment. We must also continue process development and innovation efforts toward substantially shortening cycle time, improving process control, and reducing consumables (including energy usage), toward the target end goal of increasing the quality, consistency, reliability and throughput of our solid-state electrolyte-separators and battery cells. We may encounter delays or unexpected challenges in the delivery, installation and operation of the new equipment. Examples include global supply chain issues that impact our equipment suppliers, supplier non-performance and equipment damage in transit. These challenges may be exacerbated in situations where we source certain of our materials and equipment exclusively from one or a few suppliers. Further, we must build QS-0 to provide a sufficient quantity of solid-state electrolyte-separators and cells for internal development, customer sampling, and initial commercial production, and finally, we need to build out QS-0 to serve as the basis for continued manufacturing process development for the subsequent scale up of our manufacturing capabilities, including QS-1. We could encounter significant delays and cost overruns related to planning, permitting, construction, equipment installation and qualification, utilities infrastructure installation, and operations start-up of our manufacturing facilities, including those containing our QS-0 line. For example, we have experienced short-term power outages at our San Jose facilities that have been resolved but similar disruptions may occur in the future; delays associated with material shortage and backups at key shipping ports could impact the capacity at which we can run the facility; and certain of our construction contractors have previously reported delays due to labor strikes of their employees that have been resolved for now but may reoccur in the future. We must substantially improve our manufacturing processes to increase yield and throughput to achieve the cost, performance and volume levels required for commercial shipments. In addition, our multilayer battery cells must simultaneously satisfy all of the commercial and safety requirements of our customers.

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

We rely on third-party suppliers for components and equipment necessary to develop and manufacture our solid-state batteries, including key supplies, such as our cathode material and manufacturing equipment for both our solid-state electrolyte-separator and solid-state battery cells. We are collaborating with key suppliers but have not yet entered into agreements for the supply of production quantities for many of these materials. To the extent that we are unable to enter into commercial agreements with these suppliers on beneficial terms, or these suppliers experience difficulties or delays ramping up their supply of materials to meet our requirements, the introduction of our battery will be delayed. For example, we have previously experienced minor disruptions to the supply of process gas due to the shortage of truck drivers related to the COVID-19 pandemic and have also experienced and could continue to experience disruption to the supply of petroleum-derived products as a result of certain weather and geopolitical events and conflicts and any related political or economic responses and counter-responses or otherwise by various global actors. The war in Ukraine and resulting sanctions against Russia by certain countries has also led to, and a further escalation of the armed conflict in the Middle East could also lead to, an increase in the price of petroleum and petroleum-derived products, which in turn could adversely affect the cost of manufacturing, input material pricing and logistics costs.

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

We may be subject to a number of geopolitical risks, including U.S. and foreign government trade restrictions or sanctions and any political or economic responses or counter-responses to such restrictions or sanctions. As geopolitical conflicts, such as the war in Ukraine and in the Middle East continues or possibly escalates, this may lead to further disruption, instability and volatility in global markets and industries that could negatively impact our operations and our supply chain. The U.S. government and other governments have already imposed severe sanctions and export controls against Russia and Russian interests and may yet impose additional sanctions and controls. The impact of these measures, as well as potential responses to them by Russia, is currently unknown and they could adversely affect the global economy, our business, supply chain, partners or customers. In addition, U.S. restrictions on trade with China and periodic lockdowns due to outbreaks of coronavirus cases in China impacted our ability to source certain production equipment, adversely affected supply chains, and may impact our ability to access materials in a timely manner in the event such supply chain disruptions continue or reoccur. Should there be further disruption, instability and volatility in global markets and industries resulting from the dynamics of geopolitical relations between the U.S. and China, our business could be materially and adversely affected, including due to volatility of prices and lead times of equipment and materials sourced from or with a supply chain passing through China.

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

In particular, while we have estimated that eliminating the anode host material and the associated manufacturing costs will provide savings in production at scale compared to the costs of building traditional lithium-ion batteries at leading manufacturers, that estimate is subject to numerous assumptions and uncertainties. To achieve those savings, we will need to achieve significant cost savings in battery design and manufacturing, in addition to the cost savings associated with the elimination of an anode from our solid-state battery cells, while controlling costs associated with the manufacturing of our solid-state electrolyte-separator, including achieving substantial improvements in throughput and yield required to hit commercial targets. Further, we will need to capture industry-wide cost savings in the materials, components, equipment, and processes that we share with traditional lithium-ion battery manufacturing, notably in the cathode, cell design, and factory. We cannot be certain that we will achieve these cost savings or that future efficiency improvements in lithium-ion battery manufacturing will not reduce or eliminate these estimated cost savings.

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

Many of our potential customers tend to be large enterprises that often undertake a significant evaluation process and are frequently subject to budget constraints, multiple approvals and unanticipated administrative, processing and other delays, that result in a lengthy sales cycle. Therefore, our future success will depend on our ability to effectively sell our products to such large customers. Sales to these end-customers involve risks that may not be present (or that are present to a lesser extent) with sales to smaller customers. These risks include, but are not limited to, (i) increased purchasing power and leverage held by large customers in negotiating contractual arrangements with us, including a greater ability to push back on attempts to pass on increased operating and procurement costs and require provisions that can lead to a delay in revenue recognition, (ii) longer sales and implementation cycles and the associated risk that substantial time and resources may be spent on a potential end-customer that elects not to purchase our solutions, and (iii) greater product functionality and scalability requirements, including a broader range of services. There are also only a limited number of OEMs in the automotive sector. All of these factors can add further risk to business conducted with these potential customers.

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

We may be negatively impacted by any early obsolescence of our manufacturing equipment.

We depreciate the cost of our equipment over their expected useful lives. However, our cell design or manufacturing processes may change periodically, and we may decide to update our design or manufacturing processes more quickly than expected. Moreover, improvements in engineering and manufacturing expertise and efficiency may result in our ability to manufacture our cells using less of our currently installed equipment. Alternatively, as we develop our production processes, we may discontinue the use of already installed equipment in favor of different or additional equipment. The useful life of any equipment that would be retired early as a result would be shortened, causing the depreciation on such equipment to be accelerated, and our results of operations may be harmed. For example, during the year ended December 31, 2023, we wrote off approximately $21.5 million of property and equipment for assets with no remaining future benefit, and during the year ended December 31, 2022, we wrote off approximately $13.7 million of equipment and incurred cancellation charges of approximately $2.8 million.

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

There is no assurance that we will be able to complete the development of the solid-state battery cells in the time frame required by the joint venture arrangements or to satisfy Volkswagen's business needs. If we do not complete this development in a timely manner, Volkswagen may terminate its participation in the joint venture. Our joint venture arrangements with Volkswagen provide a framework for our cooperation and requires that we and Volkswagen enter into certain additional arrangements regarding the purchase by the joint venture of solid-state electrolyte-separators from us, the purchase and pricing of the solid-state battery cells that will be produced by the joint venture and sold to Volkswagen, and the terms for licensing our technology to the joint venture. There can be no assurance that we will be able to agree with Volkswagen on these key elements on terms that are financially beneficial for us or that we will be able to enter into the additional arrangements, including any purchase orders, with Volkswagen for commercialization under the joint venture arrangements.

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

If the Put or Call Rights under our joint venture agreements with Volkswagen are exercised, or if the joint venture with Volkswagen is otherwise terminated, Volkswagen’s purchase commitment will be terminated and our business could be harmed.

The joint venture structure we agreed to with Volkswagen is intended, in part, to protect our intellectual property. Certain key battery technology will continue to be owned by us and will be provided to the joint venture through a limited license for purposes of QS-1. We and Volkswagen still need to agree on the license terms for this battery technology license for QS-1 Expansion. The joint venture terminates upon the earliest to occur of (i) Volkswagen exercising specified put rights in the event of, amongst others, (a) a change of control of our company, or (b) the failure by us to meet specified development milestones within certain timeframes, (ii) us exercising specified call rights or Volkswagen exercising specified put rights if, among other things, the parties cannot agree to commercial terms for QS-1 or QS-1 Expansion within certain timeframes, (iii) a certain date after commencement of production of a Volkswagen series production vehicle using our battery cells (or an alternative end date if no such production was commenced after certain technical milestones with respect to our battery cell technology were reached) and (iv) December 31, 2028. In addition, the parties may mutually agree to terminate the joint venture agreement.

The commercialization timeline originally contemplated in 2018 by the joint venture agreements, and by subsequent amendments, has changed, and at the time of filing of our annual report for the year ended December 31, 2022, certain milestones contemplated by the joint venture agreements had not been met. As a result, Volkswagen’s right to exercise its put rights has been triggered. If Volkswagen exercises such rights, the joint venture with Volkswagen and Volkswagen’s commitments to purchase output capacity from the joint venture would terminate, and we would be obligated to purchase Volkswagen’s interest in the joint venture for its book value. As of December 31, 2023, the book value of this interest was approximately $1.8 million and is recorded as a redeemable non-controlling interest in our Consolidated Balance Sheets. To the extent that we and Volkswagen allocate additional money to the joint venture in the future, the cost to us of a decision by Volkswagen to exercise its put rights would increase. There can be no assurance that Volkswagen will not decide to exercise these or any other put rights that it may have in the future with respect to its interest in the joint venture.

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

Our growth and future demand for our products is highly dependent upon the adoption by consumers of alternative fuel vehicles in general and EVs in particular. In recent years, many countries, companies and consumers have accelerated targets with respect to decreasing dependency on fossil fuels, which in turn is expected to increase demand for EVs; however, the market for new EVs continues to evolve rapidly and is also characterized by rapidly changing technologies, competitive pricing and other competitive factors, evolving government regulation and industry standards, and changing consumer demands and behaviors. If the market for EVs in general does not develop as expected, or develops more slowly than expected, our business, prospects, financial condition and operating results could be harmed.

Concentration of ownership among a few stockholders and our executive officers, directors and their affiliates may prevent other stockholders from influencing significant corporate decisions.

As of December 31, 2023, our executive officers, directors and their affiliates as a group and each of our stockholders who own 5% or more of our outstanding Class A Common Stock or our Class B Common Stock (together, the “Common Stock”), in the aggregate, beneficially own approximately 26.2% of our Class A Common Stock and 94.2% of our Class B Common Stock outstanding, representing approximately 65.1% of the vote. As a result, these stockholders, including Volkswagen, will be able to exercise a significant level of control over all matters requiring stockholder approval, including the election of directors, any amendment of our Amended and Restated Certificate of Incorporation (the “Certificate of Incorporation”) and approval of significant corporate transactions. In addition, Volkswagen holds the right to designate two directors to our Board. This control could have the effect of delaying or preventing a change of control or changes in our management and will make the approval of certain transactions difficult or impossible without the support of these stockholders and of their votes.

Our Intellectual Property Risks

We rely heavily on our intellectual property portfolio. If we are unable to protect or assert our intellectual property, our business and competitive position would be harmed.

We may not be able to prevent unauthorized use of our intellectual property, which could harm our business and competitive position. We rely upon a combination of the intellectual property protections afforded by patents, trademarks and trade secrets in the United States and other jurisdictions, as well as license agreements and other contractual protections, to establish, maintain and enforce rights in our proprietary technologies. In addition, we seek to protect our intellectual property through nondisclosure and invention assignment agreements with our employees and consultants, and through non-disclosure agreements with business partners and other third parties. Despite our efforts to protect our proprietary rights, third parties, including our business partners, may attempt to copy or otherwise obtain, use or practice our intellectual property without our consent, or we may be subject to intentional or inadvertent systems disruptions and security incidents. Monitoring unauthorized use or loss of our intellectual property is difficult and costly, and the steps we have taken or will take to prevent misappropriation may not be sufficient. Any enforcement efforts we undertake, including litigation, could be time-consuming and expensive and could divert management’s attention, which could harm our business, results of operations and financial condition. In addition, existing intellectual property laws and contractual remedies may afford less protection than needed to safeguard our intellectual property portfolio or our competitive position.

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

We also license patents and other intellectual property and technology from third parties, and we may face claims that our use of this intellectual property or technology infringes the rights of others. In such cases, we may seek indemnification from our licensors under our license contracts with them. However, our rights to indemnification may be unavailable or insufficient to cover our costs and losses, depending on our use of the technology, whether we choose to retain control over conduct of the litigation, and other factors.

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

Customers will be less likely to purchase our batteries if they are not convinced that our business will succeed in the long term. Similarly, suppliers and other third parties will be less likely to invest time and resources in developing business relationships with us if they are not convinced that our business will succeed in the long term. Accordingly, to build, scale up and maintain our business, we must maintain confidence among current and future partners, customers, suppliers, analysts, ratings agencies and other parties in our long-term financial viability and business prospects. Maintaining such confidence may be particularly complicated by certain factors including those that are largely outside of our control, such as our limited operating history, market unfamiliarity with our products, any delays in scaling manufacturing, delivery and service operations to meet demand, competition and uncertainty regarding the future of EVs and our eventual production and sales performance compared with market expectations.

We are an early-stage company with a history of financial losses and expect to incur significant expenses and continuing losses from operations for the foreseeable future.

We incurred a loss from operations of approximately $479.0 million and a net loss of approximately $445.1 million for the year ended December 31, 2023, respectively, and an accumulated deficit of approximately $2.9 billion from our inception in 2010 through December 31, 2023. We believe that we will continue to incur operating losses each quarter until at least the time we begin significant production of our lithium-metal solid-state batteries, and such production is not expected to occur in the near future.

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

The research, development, and manufacturing of our batteries, supporting information systems (including internal systems such as research and development systems or external systems such as our website or third-parties’ systems), and data that we maintain, including our intellectual property, may be subject to intentional or inadvertent disruption, security incidents, or violations of laws, regulations, or other obligations relating to data handling. Any such matters, or the perceptions that any of them have occurred, that could result in private claims, demands and litigation, regulatory investigations and other proceedings, and fines and other liabilities and adversely impact our reputation and future sales. We expect to face significant challenges with respect to information security and maintaining the security and integrity of our systems and other systems used in our business, as well as with respect to the data stored on or processed by these systems. Advances in technology, an increased level of sophistication, and an increased level of expertise of hackers, new discoveries in the field of cryptography or other factors can result in a compromise or breach of, or other security incident with respect to, the systems used in our business or of security measures used in our business to protect confidential information, personal information, and other data. Additionally, remote working further increases the security threats that we and our third-party service providers, suppliers, and customers face.

The availability and effectiveness of our batteries, and our ability to conduct our business and operations, depend on the continued operation of information technology and communications systems, some of which we have yet to develop or otherwise obtain the ability to use. Systems used in our business by us and our third-party service providers, suppliers, and customers, including data centers and other information technology systems, may be vulnerable to damage or interruption. Such systems could also be subject to break-ins, corporate sabotage or state-sponsored espionage, and intentional acts of vandalism, infection by ransomware, viruses, or other malware, as well as disruptions and security incidents as a result of non-technical issues, including intentional or inadvertent acts or omissions by employees, service providers, suppliers, customers or others, to among other things, properly implement our software and related security patches and updates. We use service providers to help provide certain services, and any such service providers face similar security and system disruption risks as us. Some of the systems used in our business are not and will not be fully redundant, and our disaster recovery planning cannot account for all eventualities. Any data security incidents or other disruptions to any data centers or other systems used in our business by us and our third-party service providers, suppliers, and customers could result in lengthy interruptions in our service and may adversely affect our business, prospects, financial condition and operating results.

Significant capital and other resources may be required in efforts to protect against information security breaches, security incidents, and system disruptions, or to alleviate problems caused by actual or suspected information security breaches and other data security incidents and system disruptions. The resources required may increase over time as the methods used by hackers and others engaged in online criminal activities and otherwise seeking to obtain unauthorized access to systems or data, and to disrupt systems, are increasingly sophisticated and constantly evolving. In addition, the risk of cyberattacks may be heightened due to the war in Ukraine. Such cyberattacks could disrupt the economy more generally and could also impact our operations either directly or indirectly.

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

We implemented a new enterprise resource planning (“ERP”) system in 2022. The ERP is designed to accurately maintain the company's books and records and provide important information to the company's management team for use in the operation of the business. The Company's ERP has required the investment of significant human and financial resources, and we will continue to make investment in improving and adding new functionality to the system. If the ERP system or any other implemented system does not operate as intended, it could adversely affect our financial reporting systems and our ability to produce financial reports and process transactions.

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

We are subject to anti-corruption, anti-bribery, anti-money laundering, financial and economic sanctions and similar laws and regulations in various jurisdictions in which we conduct or in the future may conduct activities, including the U.S. Foreign Corrupt Practices Act (“FCPA”), the U.S. domestic bribery statute contained in 18 U.S.C. § 201, the U.K. Bribery Act 2010, the U.S. Bank Secrecy Act, as amended, and other similar laws and regulations. The FCPA and the U.K. Bribery Act 2010 prohibit us and our officers, directors, employees and business partners acting on our behalf, including agents, from corruptly offering, promising, authorizing or providing anything of value to a “foreign official” for the purposes of influencing official decisions or obtaining or retaining business or otherwise obtaining favorable treatment. The U.K. Bribery Act also prohibits non-governmental “commercial” bribery and soliciting or accepting bribes. The U.S. Bank Secrecy Act, particularly 18 U.S.C. §§ 1956, 1957, generally prohibits persons from engaging in transactions where the proceeds at issue derive from, or are intended to facilitate or conceal, illegal activity, or where a party to the transaction is “willfully blind” to the illegal sources of the proceeds.

We may leverage third parties to conduct our business. We, our directors, officers, employees, representatives, consultants, agents, and business partners may have direct or indirect interactions with officials and employees of government agencies or state-owned or affiliated entities and we may be held liable for the corrupt or other illegal activities of these directors, officers, employees, representatives, consultants, agents, and business partners even if we do not explicitly authorize such activities. The FCPA also requires companies to make and keep books, records and accounts that accurately reflect transactions and dispositions of assets and to maintain a system of adequate internal controls and compliance procedures designed to prevent such violations. While we have policies and procedures designed to ensure compliance with these laws and regulations, we cannot guarantee that none of our directors, officers, employees, representatives, consultants, agents, and business partners will not engage in improper conduct for which we may be held responsible.

Any allegations of or violations of anti-corruption, anti-bribery, anti-money laundering, or financial and economic sanctions laws could subject us to whistleblower complaints, adverse media coverage, investigations, and severe administrative, civil and criminal sanctions, collateral consequences, remedial measures and legal expenses, all of which could materially and adversely affect our business, results of operations, financial condition and reputation. Responding to any investigation or action will likely result in a materially significant diversion of management’s attention and resources and significant defense costs and other professional fees. In addition, changes in economic sanctions laws in the future could adversely impact our business and investments in our Class A Common Stock.

Recent and potential tariffs imposed by the U.S. government or a global trade war could increase costs and inhibit future sales of our products, which could have a material adverse effect on our business, financial condition and results of operations.

The U.S. government has and continues to make significant changes in U.S. trade policy and has taken certain actions that could negatively impact U.S. trade, including imposing tariffs on certain imported goods and prohibiting certain imports into the United States. In retaliation, countries like China have implemented, and continue to evaluate imposing additional tariffs on a wide range of American products. There is also a concern that the imposition of additional tariffs by the United States could result in the adoption of tariffs by other countries as well, leading to a global trade war. More specifically, the U.S. government has from time to time imposed significant tariffs on and prohibited imports of certain product categories imported from China. Such tariffs and prohibitions, if expanded to other categories, could have a significant impact on our business, particularly the importation of parts of our batteries and certain production equipment that is manufactured in, or with inputs from, China. If we attempt to renegotiate prices with suppliers or diversify our supply chain in response to tariffs, such efforts may not yield immediate results or may be ineffective. We might also consider increasing prices to our customers once we commence sales of our products; however, this could reduce the competitiveness of our products and adversely affect net sales. If we fail to manage these dynamics successfully, gross margins and profitability could be adversely affected. As of the date of this report, tariffs have not had a material impact on our business, but increased tariffs or trade restrictions implemented by the United States or other countries in connection with a global trade war could have a material adverse effect on our business, financial condition and results of operations. We cannot predict what actions may ultimately be taken with respect to tariffs or trade relations between the United States and China or other countries, what products may be subject to such actions, or what actions may be taken by the other countries in retaliation. Any further deterioration in the relations between the United States and China could exacerbate these actions and other governmental intervention.

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

We face various risks related to epidemics, pandemics, and other outbreaks. For example, the COVID-19 pandemic resulted in changes in consumer and business behavior, a severe market downturn, and restrictions on business and individual activities, as well as in significant volatility in the global economy and reduced economic activity. The spread of COVID-19 also impacted our potential customers and our suppliers by disrupting the manufacturing, delivery and overall supply chain of battery, EV and equipment manufacturers and suppliers and led to a global decrease in battery and EV sales in markets around the world. In response to the pandemic, government authorities implemented numerous measures to try to contain the virus, such as travel bans and restrictions, quarantines, stay-at-home or shelter-in-place orders, and business shutdowns, which affected our operations and the operations of our suppliers, vendors and business partners.

In the event of a further epidemic, pandemic or other outbreak, we may face similar adverse effects as experienced during the COVID-19 pandemic. For example, we may be required to take a variety of measures as may be required by government authorities or that we determine are in the best interests of our employees, suppliers, vendors and business partners, and any such measures may adversely affect our future manufacturing plans, supply chain sales and marketing activities, business and results of operations.

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

We are subject to environmental and safety risks and requirements relating to environmental and safety regulations and environmental remediation matters which could adversely affect our business, results of operation and reputation.

Battery technology development and manufacturing involves certain inherent environmental and safety risks. Some of our employees handle hazardous materials, including chemicals, such as lithium and sulfide containing materials, that pose specific challenges. We have engineering and administrative controls in place for handling these materials along with any hazardous substances and the employees who handle such materials are required to follow certain safety procedures, including the use of personal protective equipment such as respirators where needed, chemical goggles, and other protective clothing. In addition to exposure, materials with lithium and sulfides have the propensity to start fires. While we believe we have taken precautionary measures which include engineering controls, personal protective equipment, procedures and training to prevent human exposures and fires, including annual safety training for our employees, we cannot ensure that human or environmental exposure to hazardous materials used in our development activities and prototype products will not occur. Any such exposure could result in future third-party claims against us, damage to our reputation, and heightened regulatory scrutiny, remedial and corrective action obligations or the incurrence of capital expenditures, any of which could limit or impair our ability to attract customers. The occurrence of future events such as these could have a material adverse effect on our business, financial condition, and results of operations.

We utilize new manufacturing equipment, techniques and processes, including specialized automated manufacturing equipment within our electrolyte-separator, cathode, and cell assembly process areas. These equipment and processes pose hazards typical to manufacturing such as but not limited to hazardous materials, moving parts, and high voltage and/or high current electrical systems typical of large manufacturing equipment and related safety incidents. Although we conduct equipment and process reviews before use, we may not be able to prevent the occurrence of safety incidents that damage machinery or our products, slow or stop production, or harm employees. Consequences to such safety incidents may include litigation, regulation, fines, increased insurance premiums, personal injury to or death of our employees, mandates to temporarily halt production, workers’ compensation claims, damage to our facilities, or other actions that impact our company brand, finances, or ability to operate.

In addition to risks listed above, we are subject to numerous federal, state and local environmental laws and regulations governing, among other things, solid and hazardous waste storage, treatment and disposal, and remediation of releases of hazardous materials. There are significant capital, operating and other costs associated with compliance with these environmental laws and regulations. Environmental laws and regulations, including used battery recycling, recovery and reuse, are cost intensive activities that we support. Federal, state and local authorities also regulate a variety of matters, including, but not limited to, health, safety and permitting in addition to the environmental matters discussed above. New legislation and regulations may require us to make material changes to our operations, resulting in significant increases to the cost of production.

Risks Related to Ownership of Our Common Stock and Our Certificate of Incorporation and Bylaws Provisions

Our Class A Common Stock has been and may in the future continue to be subject to extreme volatility.

The trading price of our Class A Common Stock has been and may in the future continue to be subject to extreme volatility. For example, from November 27, 2020, the date our Class A Common Stock began trading on the New York Stock Exchange (“NYSE”), through December 31, 2023, our Class A Common Stock has experienced an intra-day trading high of $132.73 per share and an intra-day trading low of $4.99 per share. At certain times during such period, the daily fluctuations in the trading price of our Class A Common Stock were substantially greater than 10%. We cannot predict the magnitude of future fluctuations in the trading price of our Class A Common Stock. The trading price of our Class A Common Stock may be affected by a number of factors, including events described in the risk factors set forth in this Report and in our other reports filed with the SEC from time to time, as well as our operating results, financial condition and other events or factors. Any of the factors listed below could have a material adverse effect on your investment in our securities. Factors affecting the trading price of our securities may include:

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
•
disputes or other developments related to proprietary rights, including patents, litigation matters and our ability to obtain and assert intellectual property protection for our technologies;
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

As of December 31, 2023, we have approximately 433.1 million shares of Class A Common Stock and 59.9 million shares of Class B Common Stock outstanding. For example, in August 2023, we completed an underwritten public offering of our Class A Common Stock and issued 37.5 million shares of Class A Common Stock, all of which are freely tradable without restrictions or further registration under the Securities Act, except for any shares sold to any of our “affiliates” as defined in Rule 144 under the Securities Act.

In connection with the Business Combination Agreement and the transactions contemplated by the Business Combination Agreement in November 2020, certain holders of our securities entered into lock-up agreements, pursuant to which they agreed to certain restrictions on the transfer of our securities; these lock-up agreements expire upon the occurrence of certain events, upon which such holders will be permitted to sell such securities into the open market.

We have filed registration statements with the SEC to register shares for certain stockholders to sell their shares. We have also filed registration statements with the SEC to register shares reserved for future issuance under our equity compensation plans. Subject to there being effective registration statements covering the sales of such shares, the satisfaction of applicable exercise periods and expiration of any applicable lock-up agreements, the shares issued upon exercise of outstanding stock options and settlement of outstanding restricted stock units will be available for immediate resale in the open market.

We completed underwritten public offerings in March 2021 and in August 2023, and in order to raise additional capital, we may in the future offer additional shares of our Class A Common Stock or other securities convertible into or exchangeable for our Class A Common Stock. For example, we may use the At-the-Market offering or conduct other capital raises in the future, any of which may be dilutive to existing stockholders. We cannot assure you that we will be able to sell shares or other securities in any other offering at a price per share that is equal to or greater than the price per share paid by you for your existing shares, and investors purchasing shares or other securities in future offerings could have rights superior to existing stockholders. A significant portion of our total outstanding shares are eligible to be sold into the market, which could cause the market price of our Class A Common Stock to drop significantly, even if our business is doing well.

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

The failure by our management to use the proceeds effectively from our completed public offerings or any future offerings of equity or debt instruments, whether from the ATM offering or other sources of liquidity, could harm our business, and we may invest such proceeds in a manner that does not produce income or that loses value, which may negatively impact the market price of our Class A Common Stock.

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

Shares of Class B Common Stock have 10 votes per share, while shares of Class A Common Stock have one vote per share. As of December 31, 2023, the holders of the Class B Common Stock (excluding the voting power of any shares of Class A Common Stock beneficially owned by such holders) control approximately 57.2% of the voting power of our capital stock and therefore collectively control matters submitted to our stockholders for approval, including the election of directors, amendments of our organizational documents and any merger, consolidation, sale of all or substantially all of our assets or other major corporate transactions. Even though these holders are not party to any agreement that requires them to vote together, they may have interests that differ from yours and may vote in a way with which you disagree, and which may be adverse to your interests. This concentrated control may have the effect of delaying, preventing or deterring a change in control of us, could deprive our stockholders of an opportunity to receive a premium for their capital stock as part of a sale of us, and might ultimately affect the market price of shares of our Class A Common Stock.

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

In addition, we are highly dependent on the services of our senior technical and management personnel, including our executive officers and co-founders, who would be difficult to replace. If any senior management, key technical personnel or co-founder were to depart, this could negatively impact our prospects, triggering further departures and limiting the Company’s ability to operate and grow our business. Mr. Jagdeep Singh transitioned from his role as Chief Executive Officer effective February 15, 2024, continuing in his capacity as Chairman of the Board. Mr. Singh has served as the Company’s Chief Executive Officer and Chairman of the Board since he co-founded the Company in 2010.

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

As we expand the scale of our business activities, any changes in the U.S. or foreign taxation of such activities may increase our worldwide effective tax rate and harm our business, results of operations, and financial condition. For example, the Organisation for Economic Co-operation and Development has proposed implementing changes to existing tax laws, including a proposed 15% global minimum tax. Numerous countries have enacted tax legislation to adopt this global minimum tax beginning in 2024. Further, beginning in 2022, the Tax Cuts and Jobs Act of 2017 eliminated the option to deduct research and development expenditures currently and requires taxpayers to capitalize and amortize them over five or fifteen years. This requirement may impact our effective tax rate and our cash tax liability in future years.

In addition, the Inflation Reduction Act of 2022 (the “IRA”) includes numerous incentives and tax credits aimed at reducing the effects of climate change, such as the extension and expansion of EV charging infrastructure tax credits under Section 30C of the Internal Revenue Code of 1986 (the “Code”), the expansion of tax credits for EVs under Section 30D of the Code, the expansion of advanced manufacturing tax credits under Section 48C of the Code, and enactment of advanced manufacturing production credits for eligible component production in the United States under Section 48X of the Code. Such tax credits may potentially benefit incumbents more than new entrants, and consequently have adverse competitive effects for new entrants. However, the full impact of the IRA cannot be known, and many of the IRA’s provisions are not self-executing and require further guidance from the Internal Revenue Service (the “IRS”) and Treasury Department (the “Treasury”), which we expect to be issued in the coming months and years. In March 2023, Treasury and the IRS proposed regulations under Section 30D of the Code that contain guidance on the “critical minerals” requirement and the “battery components” requirement for tax credit eligibility under such section. Those requirements generally call for a specified percentage of the value of the applicable critical minerals, in an EV battery, including lithium, to be extracted or processed in the United States or a country with which the United States has a free trade agreement in effect, or, alternatively, to be recycled in North America, and for a specified percentage of the value of the components contained in such EV battery be manufactured or assembled in North America. Further, on December 4, 2023, Treasury and the IRS, in conjunction with the Department of Energy, released proposed regulations that provide guidance on the prohibition on an EV battery’s critical minerals and battery components being sourced from a “foreign entity of concern”, such as Russia or China. All of these proposed regulations, if finalized, may have a significant impact on non-U.S. manufacturing and assembly of EV batteries and miners of critical minerals for such batteries.

These incentives may expire on a particular date, end when the allocated funding is exhausted, or be reduced or terminated as a matter of regulatory or legislative policy. Any other reduction in rebates, tax credits or other financial incentives could materially reduce the demand for EVs, which could adversely impact the battery demand for EVs, or materially reduce the amount of incentives available for the manufacture of our products and have an adverse impact on our business. The impact of future changes to U.S. and foreign tax law on our business is uncertain and could be adverse, and we will continue to monitor and assess the impact of any such changes.

Our ability to use our deferred tax assets to offset future taxable income is subject to certain limitations, which may have a material impact on our business, financial condition or results of operations.

In general, under Section 382 of the Code, a corporation that undergoes an “ownership change” is subject to limitations on its ability to use its pre-change net operating loss carryforwards (“NOLs”) to offset future taxable income. An “ownership change,” is generally defined as a greater than 50 percentage point change (by value) in a corporation’s equity ownership by certain stockholders over a three-year period. Similar provisions of state tax law may also apply to limit our use of accumulated state tax attributes. As a result, even if we earn net taxable income in the future, our ability to use our pre-change NOLs and other tax attributes to offset such future taxable income or tax liability may be subject to limitations, which could potentially result in increased future income tax liability to us. We have determined that we have experienced ownership changes in the past. However, we do not believe that these ownership changes will result in limitation on the use of our NOL or other tax attributes. Future changes in our stock ownership, which may be outside of our control, may trigger additional ownership changes, which may further limit our ability to use our NOLs and other tax attributes.

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

Item 1B. Unresolved Staff Comments.

None.

Item 1C. Cybersecurity

Risk Management and Strategy

We have established policies and processes for assessing, identifying, managing and disclosing, as necessary, risks from cybersecurity threats, and have integrated these processes into our overall risk management systems and processes as described below.

We routinely assess material risks from cybersecurity threats, including from any potential unauthorized occurrence on or conducted through our information systems that may result in adverse effects on the confidentiality, integrity, or availability of our information systems or any information residing therein. These risk assessments are designed to identify internal and external risks, the likelihood and potential damage that could result from such risks, and the sufficiency of existing policies, procedures, systems, and safeguards in place to manage such risks. Following these risk assessments, we evaluate whether and how to re-design, implement, and maintain safeguards intended to address and minimize identified risks and continue monitoring and testing the effectiveness of such safeguards.

We devote significant resources and have designated senior management, including our VP of Information Security who reports to our Chief Technology Officer, to manage the cybersecurity and information security risk assessment and mitigation process. We have established an internal security committee that includes members of our information security/technology, internal audit/compliance, finance and accounting, people operations, and legal teams, to instill a thoughtful security culture across our Company. Our employees and contractors are made aware of our cybersecurity policies through mandatory trainings during onboarding and on an annual basis. We also engage and consult with third parties in connection with our risk assessment processes, including advisors, consultants and auditors. These service providers assist us to design and implement our cybersecurity policies and procedures, as well as to monitor and test our safeguards.

The Company deploys multiple tools and processes to monitor the prevention, detection, mitigation, and remediation of cybersecurity incidents, both internal and associated with the use of any third-party service provider.

We have not experienced a material security breach in our systems, and, to our knowledge, in our third-parties’ systems, nor incurred any significant expenses or penalties to resolve or settle any security breach in the past three years. For additional information regarding whether any risks from cybersecurity threats are reasonably likely to materially affect our Company, including our business strategy, results of operations, or financial condition, please refer to Item 1A, “Risk Factors – Our Business Risks – Our website, systems, and data we maintain may be subject to intentional disruption, other security incidents, or alleged violations of laws, regulations, or other obligations relating to data handling that could result in liability and adversely impact our reputation and future sales,” in this annual report on Form 10-K.

Governance

One of the key functions of our board of directors is informed oversight of our risk management process, including risks from cybersecurity threats. Our board of directors is responsible for monitoring and assessing strategic risk exposure, and our executive officers are responsible for the day-to-day management of the material risks we face. Our board of directors administers its cybersecurity risk oversight function directly, as well as through the audit committee, which has been tasked with such oversight in the audit committee charter. The audit committee of our board of directors reviews cybersecurity and information security risks and mitigation strategies; the audit committee receives periodic updates on information security and privacy, and the full board receives at least an annual update.

Our VP of Information Security has many years of experience implementing cybersecurity at technology and research and development companies, and together with our internal information security committee, is primarily responsible for assessing and managing our material risks from cybersecurity threats.

Our VP of Information Security periodically provides briefings to our internal security committee and to the audit committee and board of directors on an annual basis regarding our Company’s cybersecurity risks and activities, including, as applicable, any recent cybersecurity incidents and related responses and remediation efforts, cybersecurity systems testing, activities of third parties, policies and the like. We have internal guidelines governing our identification, assessment, communication, and escalation upon the occurrence of a cybersecurity incident. Depending on the nature and severity of an incident, this process provides for escalating notification to a special executive security committee and the chair of the audit committee, among others as needed, to manage the Company’s response

Item 2. Properties.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our Class A Common Stock is listed on NYSE under the symbol “QS”. Our Class B Common Stock is neither listed nor traded.

Holders

As of February 20, 2024, there were approximately 62 holders of record of our shares of Class A Common Stock and approximately 6 holders of record of our shares of Class B Common Stock. The actual number of stockholders of our common stock is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares of common stock are held in street name by banks, brokers and other nominees.

Dividends

We have never declared or paid cash dividends on our common stock. We currently do not anticipate declaring any cash dividends to holders of our common stock in the foreseeable future.

Recent Sales of Unregistered Equity Securities

None.

Issuer Purchases of Equity Securities

None.

Securities Trading Plans of Directors and Executive Officers

During our last fiscal quarter, the following officer, as defined in Rule 16a-1(f), adopted a “Rule 10b5-1 trading arrangement” as defined in Regulation S-K Item 408, as follows:

On November 28, 2023, Mohit Singh, our Chief Development Officer, adopted a Rule 10b5-1 trading arrangement providing for the sale from time to time of an aggregate of up to 519,672 shares of our Class A common stock. The trading arrangement is intended to satisfy the affirmative defense in Rule 10b5-1(c). The duration of the trading arrangement is until November 29, 2024.

No other officers or directors, as defined in Rule 16a-1(f), adopted and/or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as defined in Regulation S-K Item 408, during the last fiscal quarter.

Performance Graph

The following chart compares the changes in cumulative total return on our Class A Common Stock with the changes in cumulative total returns on the New York Stock Exchange Composite Index, the total returns on Russell 1000 Index, and the total returns on PBW - Invesco WilderHill Clean Energy ETF for the period from November 27, 2020 (the first date our Class A Common Stock began trading on the NYSE) through December 31, 2023. The chart assumes $100 was invested in each of the Company's common stock, the New York Stock Exchange Composite Index, the Russell 1000 Index and PBW - Invesco WilderHill Clean Energy ETF on November 27, 2020. The comparisons in this chart are required by the SEC and are not intended to forecast or be indicative of the possible future performance of our common stock.

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

We are a development-stage company with no revenue to date, have incurred a net loss from operations of approximately $479.0 million for the year ended December 31, 2023, and an accumulated deficit of approximately $2.9 billion from our inception through December 31, 2023. We expect to incur significant expenses and continuing losses for the foreseeable future.

Key Trends, Opportunities and Uncertainties

We are a pre-revenue company. We believe that our performance and future success depend on several factors that present significant opportunities for us but also pose significant risks and challenges, including those discussed below and in the section titled “Risk Factors” appearing elsewhere in this Report.

Product Development

We have demonstrated capabilities of our solid-state electrolyte-separator and battery technology in single-layer and multilayer cell cycling data, and in 2022, shipped our first 24-layer A0 prototype battery cells to multiple automotive OEMs for testing. Following that shipment, we plan to focus our research and development on subsequent generations of prototype samples incorporating advances in cell functionality, process and reliability, as well as bringing online the manufacturing capability of our consolidated QS-0 pre-pilot line, as further described under the “Research and Development” section in Item 1 above.

Our team of scientists, engineers, technicians, and other staff is highly motivated and committed to solving these challenges ahead. However, any delays in the completion of these tasks will require additional cash use and delay market entry. As we expand the capabilities of our consolidated QS-0 pre-pilot line that we are currently building out and bringing up in San Jose, California, and as we continue to plan for QS-1 through our joint venture with Volkswagen, we expect our rate of cash utilization to also increase significantly.

Process Development

Our architecture depends on our proprietary solid-state ceramic electrolyte-separator which we plan to manufacture ourselves. Though our electrolyte-separator’s design is unique, our first-generation process relies on established or similar high-volume production processes already deployed in other industries. We are developing a subsequent, proprietary higher-volume separator manufacturing process that seeks to further reduce cost, increase throughput, and improve quality.

The solid-state electrolyte-separator is being designed to enable our ‘anode-free’ architecture. As manufactured, our solid-state battery cell has no anode; the lithium-metal anode is formed during the first charge of the cell. The lithium that forms the anode comes from the cathode material we purchase. Eliminating the anode bill of materials and associated manufacturing costs found in conventional lithium-ion cells could result in a meaningful cost of goods sold (COGS) advantage for us. In addition, our solid-state battery cell is being designed to reduce the time and capital-intensity of the formation and aging process step as compared to conventional lithium-ion manufacturing.

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

QS-0 is intended to serve three purposes. First, QS-0 is intended to provide a sufficient quantity of solid-state electrolyte-separator and cells for internal development and customer sampling. Second, QS-0 is intended to provide the basis for continued manufacturing process development and to help inform QS-1 equipment selection and specifications. Delays in the successful buildout of QS-0 may impact both our development and the QS-1 timelines. And third, as we continue to build out our manufacturing capabilities, we target the initial production at QS-0 of battery cells to be made available for sale to a third party.

We will need to achieve significant cost savings in battery design and manufacturing, in addition to the cost savings associated with the elimination of an anode from our solid-state battery cells as manufactured, while controlling costs associated with the manufacture of our solid-state electrolyte-separator, including achieving substantial improvements in quality, consistency, reliability, throughput and safety required to hit commercial targets. Further, we will need to capture industry cost savings in the materials, components, equipment, and processes that we share, notably in the cathode, cell design, and factory.

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

We have demonstrated the performance capabilities of our solid-state electrolyte-separator and battery technology in single-layer and multilayer solid-state cells in commercially relevant areas (ranging approximately from 60x75mm to 70x85mm), and in 2022, shipped our first 24-layer A0 prototype battery cells to multiple automotive original equipment manufacturers (“OEM”). We will work to continue improving quality, consistency, reliability, throughput and safety and optimize all components of the cell. We will continue to work to further develop and validate the volume manufacturing processes to enable higher volume manufacturing and minimize manufacturing costs. Finally, we intend for the building out of QS-0 to serve as the basis for continued manufacturing process development for the subsequent scale up of our manufacturing capabilities, including QS-1.

QS-1, to be built and run by QSV, our joint venture entity with Volkswagen, and its subsequent QS-1 Expansion, would represent a small fraction of Volkswagen’s demand for batteries and implies vehicle volumes under 2.3% of Volkswagen’s total production in 2023, assuming a 100kWh battery pack size. Our goal is to significantly expand the production capacity of the joint venture, in partnership with Volkswagen, to meet more of their projected demand. While Volkswagen is the first automotive OEM that we signed an agreement with the goal of commercializing vehicles using our battery technology, we intend to continue working closely with other OEMs to make our solid-state battery cells widely available over time. In addition to Volkswagen, we have signed customer sampling agreements with a number of other OEMs, ranging from top ten manufacturers by global revenue to premium performance and luxury carmakers, to collaborate with us in the testing and validation of our solid-state battery cells with the goal of providing such cells to the OEM for inclusion into pre-production prototype vehicles and ultimately into serial production vehicles. We are currently focused on automotive EV applications, which have among the most stringent sets of requirements for batteries. However, we recognize that our solid-state battery technology has applicability in other large and growing markets including stationary storage and consumer electronics such as smartphones and wearables and intend to explore opportunities in those areas as appropriate.

We believe that our technology enables a variety of business models. In addition to joint ventures, such as the one with Volkswagen, we may operate solely-owned manufacturing facilities or license technology to other manufacturers. We intend to continue to invest in research and development to improve battery cell performance, improve manufacturing processes, and reduce cost.

Access to Capital

Based on our current business plan, we believe that our cash resources will last into the second half of 2026. In July 2022, we filed a shelf registration statement on Form S-3 with the SEC (File No. 333-266419) (the “Form S-3”), which the SEC declared effective in August 2022, for the offer and sale of Class A Common Stock, preferred stock, depositary shares, debt securities, warrants, subscription rights, purchase contracts and units in one or more offerings and in any combination for an aggregate offering price of up to $1 billion. In February 2023, we filed a prospectus supplement to the Form S-3 for the issuance and sale of our Class A Common Stock from time to time for an aggregate offering price of up to $400 million (the “ATM offering”). No shares of our Class A Common Stock were sold pursuant to the ATM offering during the year ended December 31, 2023. In August 2023, we completed an underwritten public offering of our Class A Common Stock and issued 37.5 million shares for an aggregate purchase price of $288.2 million, net of issuance costs of $11.8 million (the “August 2023 Public Offering”).

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

Operating Expenses

Research and Development Expense

To date, our research and development expenses have consisted primarily of personnel-related expenses for scientists, experienced engineers and technicians as well as costs associated with the expansion and ramp up of our engineering and facilities supporting QS-0 in San Jose, including the material and supplies to support the product development and process engineering efforts. As we ramp up our engineering operations to complete the development of our solid-state, lithium-metal batteries and required process engineering to meet automotive cost targets, we anticipate that research and development expenses will increase significantly for the foreseeable future as we continue to invest in additional plant and equipment for product development (e.g., multilayer cell stacking, packaging engineering), building prototypes, and testing of battery cells as our team works to meet the full set of automotive product requirements. We also recognize significant non-cash stock-based compensation to employees directly involved in research and development activities. For stock-based compensation awards with performance and market conditions, such as the awards granted under our Extraordinary Performance Award Program (the “EPA Program”) in December 2022 and 2021, and for stock-based compensation awards with performance conditions, such as the restricted stock units with performance conditions (“PSU”) granted in 2023, the non-cash expense recognized is based on a probability assessment of the performance conditions, and as such, we expect research and development expenses to fluctuate in the future as the performance conditions are re-assessed at each reporting period. Further, should the stated market conditions of the EPA Program grants be achieved prior to the expected achievement period, we may accelerate the stock-based compensation expense recognized, which could result in significant fluctuations in research and development expense recognized in the future. For more information on the EPA Program grants and PSUs, see Note 9, Stockholders' Equity, to our consolidated financial statements elsewhere in this Report.

As we ramp up toward commercial manufacturing operations, we will begin to incur expenses that are directly associated with manufacturing, including allocation of indirect costs from research and development.

General and Administrative Expense

General and administrative expenses consist mainly of personnel-related expenses for our executive, sales and marketing, insurance and other administrative functions as well as outside professional services, including legal, accounting and other advisory services. We have expanded our personnel headcount and we are continuing to expand our supporting systems, in anticipation of planning for and supporting the ramp up of commercial manufacturing operations and due to the ongoing requirements of being a public company. Accordingly, we expect our general and administrative expenses to increase in the near term and for the foreseeable future. Upon commencement of commercial operations, we also expect general and administrative expenses to include customer and sales support and advertising costs. We also recognize significant non-cash stock-based compensation to executives and certain employees. The non-cash expenses recognized for EPA Program grants and PSUs are based on a probability assessment of the performance conditions, and as such, we expect general and administrative expenses to fluctuate in the future as the performance conditions are re-assessed at each reporting period. Further, should the stated market conditions of the EPA Program awards be achieved prior to the expected achievement period, we may accelerate the stock-based compensation expense recognized, which could result in significant fluctuations in general and administrative expense recognized in the future.

As we ramp up toward commercial manufacturing operations, we will begin to incur expenses that are directly associated with manufacturing, including allocation of indirect costs from general and administrative activities.

Other Income (Expense)

Interest Expense

Interest expense consists primarily of interest expense associated with our finance lease for the initial QS-0 campus.

Interest Income

Interest income consists primarily of interest income from marketable securities.

Other Income (Expense)

Our other income (expense) consists of miscellaneous income and expenses.

Income Tax Expense (Benefit)

Our income tax provision consists of an estimate for U.S. federal and state income taxes based on enacted rates, as adjusted for allowable credits, deductions, uncertain tax positions, changes in deferred tax assets and liabilities, and changes in tax law. We maintain a valuation allowance against the full value of our U.S. federal and state net deferred tax assets because we believe the recoverability of the tax assets is not more likely than not.

Results of Operations

In this section, we discuss the results of our operations for the year ended December 31, 2023 compared to the year ended December 31, 2022. For a discussion of the year ended December 31, 2022 and the year ended December 31, 2021, please refer to Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2022, which was filed with the SEC on February 28, 2023 and is incorporated herein by reference.

The following table sets forth our historical operating results for the periods indicated (amounts in thousands):

	Year Ended December 31,			2023 vs. 2022		2022 vs. 2021
	2023	2022	2021	$ Change	% Change	$ Change	% Change

Operating expenses:
Research and development	$347,945	$297,435	$151,496	$50,510	17%	$145,939	96%
General and administrative	131,085	123,183	63,770	7,902	6%	59,413	93%
Total operating expenses	479,030	420,618	215,266	58,412	14%	205,352	95%
Loss from operations	(479,030)	(420,618)	(215,266)	(58,412)	14%	(205,352)	95%
Other income (loss):
Interest expense	(2,377)	(2,399)	(1,419)	22	(1)%	(980)	69%
Interest income	36,488	10,905	1,883	25,583	235%	9,022	479%
Change in fair value of assumed common stock warrant liabilities	—	—	168,674	—	0%	(168,674)	(100)%
Other income (loss)	(160)	216	151	(376)	(174)%	65	43%
Total other income (loss)	33,951	8,722	169,289	25,229	289%	(160,567)	(95)%
Net loss	(445,079)	(411,896)	(45,977)	(33,183)	8%	(365,919)	796%
Less: Net income (loss) attributable to non-controlling interest	66	11	(11)	55	500%	22	(200)%
Net loss attributable to common stockholders	$(445,145)	$(411,907)	$(45,966)	$(33,238)	8%	$(365,941)	796%

Research and Development

The increase in research and development expense in the year ended December 31, 2023 compared to the year ended December 31, 2022 primarily resulted from a non-cash stock-based compensation expense increase of $31.4 million primarily due to the effect of restricted stock units granted subsequent to December 31, 2022 and the effect of the 2023 Bonus Plan, which is settled in the form of restricted stock units and discussed further in Note 9, Stockholders’ Equity, to our consolidated financial statements elsewhere in this Report, an increase of $13.6 million related to depreciation and amortization, an increase of $5.1 million in property and equipment write-off and cancellation charges for assets with no remaining future benefit, an increase of $3.3 million in personnel cost due to a research and development headcount increase over the year ended December 31, 2022 to support our battery technology development, offset by a decrease of $4.8 million in outside service fees.

General and Administrative

The increase in general and administrative expenses in the year ended December 31, 2023 compared to the year ended December 31, 2022 primarily resulted from a non-cash stock-based compensation expense increase of $7.8 million primarily due to the effect of restricted stock units granted subsequent to December 31, 2022 and the effect of the 2023 Bonus Plan, which is settled in the form of restricted stock units and discussed further in Note 9, Stockholders’ Equity, to our consolidated financial statements elsewhere in this Report.

Other Income (Expense)

Interest Income

The increase in interest income during the year ended December 31, 2023 compared to the year ended December 31, 2022 was mainly due to an increase in investment with proceeds from August 2023 Public Offering and an increase in interest rate.

Other Income (Expense)

Other expense for the year ended December 31, 2023 primarily consisted of foreign currency exchange loss. Other income for the year ended December 31, 2022 primarily consisted of foreign currency exchange gain and other miscellaneous income.

Liquidity and Capital Resources

As of December 31, 2023 and December 31, 2022, our principal sources of liquidity were our cash and cash equivalents and marketable securities in the amount of approximately $1.1 billion for both periods. Our cash equivalents are invested in U.S. money market funds, U.S. Treasury bonds and commercial paper. Our marketable securities are invested in U.S. Treasury notes and bonds, commercial paper, and corporate notes and bonds.

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

During the year ended December 31, 2021, we completed an underwritten public offering in March 2021 for aggregate net cash proceeds of $462.9 million (the “March 2021 Public Offering”), received $100 million from VGA pursuant to our achievement of the technical milestone specified in the Series F Preferred Stock Purchase Agreements, and received net proceeds of $151.4 million for all assumed common stock warrants exercised or redeemed.

During the year ended December 31, 2022, we received net proceeds of $124.1 million from investing activities, mainly due to the maturities of marketable securities.

During the year ended December 31, 2023, we completed the August 2023 Public Offering of our Class A Common Stock and received net proceeds of $288.2 million for the issuance of 37.5 million shares under the Form S-3.

We believe that our cash on hand will be sufficient to meet our working capital and capital expenditure requirements for a period of at least twelve months from the date of this Report. Based on our current business plan, we believe that our cash resources will last into the second half of 2026. However, any changes to our technology development, operating costs and scale-up could materially impact us and the availability of our capital resources. We may, however, need additional cash resources due to changed business conditions or other developments, including unanticipated delays in negotiations with automotive OEMs and tier-one automotive suppliers or other suppliers, supply chain challenges, competitive pressures, inflation, and regulatory developments, among others. To the extent that our current resources are insufficient to satisfy our cash requirements, we may need to seek additional equity or debt financing. If such financing is not available, or if the financing terms are onerous given the high-interest rate environment or less desirable than we expect, we may be forced to decrease our level of investment in product development or scale back our operations, which could have an adverse impact on our business and financial prospects.

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

In February 2023, we filed a prospectus supplement to the Form S-3 for the issuance and sale of our Class A Common Stock from time to time for an aggregate offering price of up to $400 million through J.P. Morgan Securities LLC, Cowen and Company, LLC, Deutsche Bank Securities Inc. and UBS Securities LLC, as the sales agents. We entered into Distribution Agreements with each of these sales agents in February 2023, in connection with the offering. We have up to three years from the date of the Distribution Agreements to sell the shares, however we are not obligated to sell any such shares. Any proceeds from the sale of shares will be used for working capital and other general corporate purposes and would further extend our forecasted cash runway. No shares of our Class A Common Stock were sold pursuant to the ATM offering during the year ended December 31, 2023.

Cash Flows and Material Cash Requirements

The following table provides a summary of our cash flow data for the periods indicated (amounts in thousands):

	Year Ended December 31,
	2023	2022	2021

Net cash used in operating activities	$(240,025)	$(218,024)	$(127,909)
Net cash (used in) provided by investing activities	(152,532)	124,119	(385,834)
Net cash provided by financing activities	300,213	8,598	736,557

Operating Activities

Our cash flows used in operating activities to date have been primarily driven by the growth in our underlying business to support the research and development of next-generation battery technology. Ahead of starting the pre-pilot and pilot production line operations, we expect our cash used in operating activities to increase significantly before we start to generate any material cash flows from our business. To support our research and development activities and our plan to expand our pre-pilot manufacturing capability, we are expecting cash payments of approximately $8.9 million during the next twelve months and approximately $73.6 million thereafter for the operating lease commitments as of December 31, 2023. From time to time, we also enter into non-cancellable service and purchase commitments. We are expecting cash used in operating activities to include payments of approximately $4.2 million in the next twelve months and approximately $7.9 million thereafter through 2027 for our non-cancellable commitments as of December 31, 2023. As we complete the development of our solid-state, lithium-metal batteries and required process engineering to meet automotive cost targets, we anticipate that research and development operating expenses will increase significantly for the foreseeable future.

Cash used in operating activities for the year ended December 31, 2023 was primarily driven by a net loss of $445.1 million, offset by non-cash expense of $166.3 million related to stock-based compensation, non-cash expense of $42.0 million related to depreciation and amortization, non-cash expense of $21.5 million related to the write-off of property and equipment, and non-cash lease expense and amortization of right-of-use assets of $7.8 million. These were partially adjusted by a decrease of $18.9 million in amortization of premiums and accretion of discounts on marketable securities, and an increase of $7.5 million in prepaid expenses and other assets.

Cash used in operating activities for the year ended December 31, 2022 was primarily driven by a net loss of $411.9 million offset by non-cash expenses including $127.1 million related to stock-based compensation, $28.3 million related to depreciation and amortization, $13.7 million related to the write-off of property and equipment, $7.8 million related to lease expense and amortization of right-of-use assets, and $4.0 million related to amortization of premiums and accretion of discounts on marketable securities. This was partially offset by an increase of $5.6 million in accounts payable and accrued liabilities mainly driven by higher period-over-period spending in payroll, materials and supplies, professional services and general and administrative to support the growth of the business, specifically in the research and development of our battery technology, a $5.0 million decrease in prepaid and other assets and an increase of $2.3 million in other long-term liabilities.

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

Cash used in investing activities for the year ended December 31, 2023 primarily consists of $1.1 billion used for the purchase of marketable securities and $84.5 million used for the purchase of various property and equipment, primarily to support our research and development activities. These were offset by the proceeds from the maturity and sale of marketable securities of $1.0 billion and $1.5 million, respectively.

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

Financing Activities

Our cash flows from financing activities primarily consist of proceeds from the issuance of common stock and exercise of stock options. Finance lease commitment for QS-0 will result in net cash payments of $5.1 million in the next twelve months and payments of $44.3 million thereafter.

Cash provided by financing activities during the year ended December 31, 2023 is primarily due to $288.2 million in net proceeds received from the August 2023 Public Offering, $14.0 million received from the exercise of stock options and our employee stock purchase plan.

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

Stock-Based Compensation

The share-based awards under our equity plans include stock options, restricted stock units with service conditions only (“RSU”), PSU and performance-based awards under the EPA Program. We recognize the cost of share-based awards granted to employees and directors based on the estimated grant-date fair value of the awards, and compensation expense is recognized on a straight-line basis over the requisite service period. For share-based awards with only service conditions, the requisite service period is generally the vesting period. We reverse previously recognized costs for unvested awards in the period that forfeitures occur.

The fair values of RSUs and PSUs are measured on the grant date based on the closing fair market value of our common stock.

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

Interest Rate Risk

The market interest risk in our financial instruments and our financial positions represents the potential loss arising from adverse changes in interest rates. As of December 31, 2023, we had cash and cash equivalents and marketable securities of $1.1 billion, consisting of interest-bearing money market accounts and marketable securities, for which the fair market value would be affected by change in the general level of U.S. interest rates. As of December 31, 2023, an immediate increase of 100 basis points in interest rates would have resulted in a decline in the fair value of our marketable securities of approximately $3.0 million. This estimate is based on a sensitivity model that measures market value changes when changes in interest rates occur. Such losses would only be realized if we sold the investments prior to maturity.

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

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of QuantumScape Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of QuantumScape Corporation (the Company) as of December 31, 2023 and 2022, the related consolidated statements of operations and comprehensive income (loss), redeemable non-controlling interest and stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 27, 2024 expressed an unqualified opinion thereon.

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

Accounting for the performance-based equity awards (Extraordinary Performance Award Program and Performance-based Stock Units) – stock-based compensation

Description of the Matter

As discussed in Note 2 and Note 9 to the consolidated financial statements, the Company granted stock options to the Chief Executive Officer and other members of the Company’s management team pursuant to the Extraordinary Performance Award Program “EPA Program” in December 2021 and December 2022. The EPA program vests upon the achievement of performance (business milestones) and market (stock price target) conditions under five tranches. Additionally, as discussed in Note 9 to the consolidated financial statements, the Company granted performance-based restricted stock units (“PSUs”) to members of the Company’s management team and certain other employees in the year ended December 31, 2023. The PSUs vest upon the achievement of performance (business milestones) conditions by tranche.

When the Company determines achievement of the related performance condition is considered probable then the stock-based compensation expense is recognized over the expected vesting period which is for the EPA Program the longer of the time to achieve the performance or market condition for each tranche, and for the PSUs the time to achieve the performance condition for each tranche assuming the service condition has also been met. The Company recorded stock-based compensation expense of $26.3 million during the year-ended December 31, 2023 and had $32.2 million of unrecognized stock-based compensation expense as of December 31, 2023 for the tranches that were considered probable for EPA awards. The Company recorded stock-based compensation expense of $15.8 million during the year-ended December 31, 2023 and had $17.3 million of unrecognized stock-based compensation expense as of December 31, 2023 for the tranches that were considered probable for PSU awards.

Auditing the Company’s accounting for the EPA Program and PSU awards is complex and judgmental due to the subjectivity of management’s assessment of the probability and timing of performance conditions being met for each tranche of the award.

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

/s/ Ernst & Young LLP We have served as the Company’s auditor since 2012. San Jose, California February 27, 2024

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of QuantumScape Corporation

Opinion on Internal Control Over Financial Reporting

We have audited QuantumScape Corporation’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, QuantumScape Corporation (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the 2023 consolidated financial statements of the Company and our report dated February 27, 2024 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

San Jose, California

February 27, 2024

QuantumScape Corporation

Consolidated Balance Sheets

(In Thousands, Except per Share Amounts)

	As of December 31,
	2023	2022

Assets
Current assets
Cash and cash equivalents ($3,522 and $3,395 as of December 31, 2023 and 2022, respectively, for joint venture)	$142,524	$235,393
Marketable securities	928,284	826,340
Prepaid expenses and other current assets	12,709	10,591
Total current assets	1,083,517	1,072,324
Property and equipment, net	313,164	295,934
Right-of-use assets - finance lease	25,140	28,013
Right-of-use assets - operating lease	55,863	60,782
Other assets	24,294	18,353
Total assets	$1,501,978	$1,475,406
Liabilities, redeemable non-controlling interest and stockholders’ equity
Current liabilities
Accounts payable	$12,959	$21,420
Accrued liabilities	10,180	7,477
Accrued compensation and benefits	26,043	13,061
Operating lease liability, short-term	5,006	3,478
Finance lease liability, short-term	2,907	1,373
Total current liabilities	57,095	46,809
Operating lease liability, long-term	57,622	62,560
Finance lease liability, long-term	35,098	38,005
Other liabilities	11,986	8,488
Total liabilities	161,801	155,862
Commitment and contingencies (see Note 7)
Redeemable non-controlling interest	1,770	1,704
Stockholders’ equity
Preferred stock- $0.0001 par value; 100,000 shares authorized, none issued and outstanding as of December 31, 2023 and 2022	—	—
Common stock - $0.0001 par value; 1,250,000 shares authorized (1,000,000 Class A and 250,000 Class B); 433,157 Class A and 59,874 Class B shares issued and outstanding as of December 31, 2023, 358,505 Class A and 79,454 Class B shares issued and outstanding as of December 31, 2022	49	44
Additional paid-in-capital	4,221,892	3,771,181
Accumulated other comprehensive loss	(2,877)	(17,873)
Accumulated deficit	(2,880,657)	(2,435,512)
Total stockholders’ equity	1,338,407	1,317,840
Total liabilities, redeemable non-controlling interest and stockholders’ equity	$1,501,978	$1,475,406

The accompanying notes are an integral part of these consolidated financial statements.

QuantumScape Corporation

Consolidated Statements of Operations and Comprehensive Income (Loss)

(In Thousands, Except per Share Amounts)

	Year Ended December 31,
	2023	2022	2021

Operating expenses:
Research and development	$347,945	$297,435	$151,496
General and administrative	131,085	123,183	63,770
Total operating expenses	479,030	420,618	215,266
Loss from operations	(479,030)	(420,618)	(215,266)
Other income (loss):
Interest expense	(2,377)	(2,399)	(1,419)
Interest income	36,488	10,905	1,883
Change in fair value of assumed common stock warrant liabilities	—	—	168,674
Other income (loss)	(160)	216	151
Total other income (loss)	33,951	8,722	169,289
Net loss	(445,079)	(411,896)	(45,977)
Less: Net income (loss) attributable to non-controlling interest, net of tax of $0	66	11	(11)
Net loss attributable to common stockholders	$(445,145)	$(411,907)	$(45,966)
Net loss	$(445,079)	$(411,896)	$(45,977)
Other comprehensive income (loss):
Unrealized gain (loss) on marketable securities	14,996	(13,665)	(4,177)
Total comprehensive loss	(430,083)	(425,561)	(50,154)
Less: Comprehensive income (loss) attributable to non-controlling interest	66	11	(11)
Comprehensive loss attributable to common stockholders	$(430,149)	$(425,572)	$(50,143)

Net loss per share of common stock attributable to common stockholders
Basic	$(0.96)	$(0.95)	$(0.11)
Diluted	$(0.96)	$(0.95)	$(0.52)
Weighted-average shares used in computing net loss per share of common stock
Basic	462,239	432,973	404,259
Diluted	462,239	432,973	409,509

The accompanying notes are an integral part of these consolidated financial statements.

QuantumScape Corporation

Consolidated Statements of Redeemable Non-Controlling Interest and Stockholders’ Equity

(In Thousands)

	Redeemable Non-Controlling	Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Interest	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
Balance as of December 31, 2020	$1,704	363,994	$36	$2,329,406	$(1,977,639)	$(31)	$351,772
Exercise of stock option and employee stock purchase plan	—	16,620	2	17,777	—	—	17,779
Shares issued upon vesting of restricted stock units	—	5,027	—	—	—	—	—
Exercise of warrants	—	15,497	2	672,454	—	—	672,456
Issuance of Class A Common Stock, net of issuance costs of $15.5 million	—	11,960	1	462,925	—	—	462,926
Issuance of Class A Common Stock pursuant to Legacy QuantumScape Series F Preferred Stock Purchase Agreement, net of issuance costs of $0.1 million	—	15,221	2	99,928	—	—	99,930
Stock-based compensation	—	—	—	52,175	—	—	52,175
Net loss	(11)	—	—	—	(45,966)	—	(45,966)
Unrealized loss on marketable securities	—	—	—	—	—	(4,177)	(4,177)
Balance as of December 31, 2021	$1,693	428,319	$43	$3,634,665	$(2,023,605)	$(4,208)	$1,606,895
Exercise of stock option and employee stock purchase plan	—	4,343	—	7,555	—	—	7,555
Shares issued upon vesting of restricted stock units	—	5,297	1	1,851	—	—	1,852
Stock-based compensation	—	—	—	127,110	—	—	127,110
Net gain (loss)	11	—	—	—	(411,907)	—	(411,907)
Unrealized loss on marketable securities	—	—	—	—	—	(13,665)	(13,665)
Balance as of December 31, 2022	$1,704	437,959	$44	$3,771,181	$(2,435,512)	$(17,873)	$1,317,840
Exercise of stock option and employee stock purchase plan	—	7,935	1	14,021	—	—	14,022
Shares issued upon vesting of restricted stock units	—	9,637	—	—	—	—	—
Issuance of common stock, net of issuance costs of $11.8 million	—	37,500	4	288,150	—	—	288,154
Stock-based compensation	—	—	—	148,540	—	—	148,540
Net gain (loss)	66	—	—	—	(445,145)	—	(445,145)
Unrealized gain on marketable securities	—	—	—	—	—	14,996	14,996
Balance as of December 31, 2023	$1,770	493,031	$49	$4,221,892	$(2,880,657)	$(2,877)	$1,338,407

The accompanying notes are an integral part of these consolidated financial statements.

QuantumScape Corporation

Consolidated Statements of Cash Flows

(In Thousands)

	Year Ended December 31,
	2023	2022	2021

Operating activities
Net loss	$(445,079)	$(411,896)	$(45,977)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	41,958	28,280	11,207
Amortization of right-of-use assets and non-cash lease expense	7,791	7,843	3,492
Amortization of premiums and accretion of discounts on marketable securities	(18,908)	3,989	11,845
Stock-based compensation expense	166,297	127,110	52,175
Change in fair value of assumed common stock warrant liabilities	—	—	(168,674)
Write-off of property and equipment	21,528	13,695	—
Other	469	840	899
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(7,533)	5,048	(4,852)
Accounts payable, accrued liabilities and accrued compensation	(2,904)	5,611	13,178
Other long-term liabilities	(234)	2,300	—
Operating lease liability	(3,410)	(844)	(1,202)
Net cash used in operating activities	(240,025)	(218,024)	(127,909)
Investing activities
Purchases of property and equipment	(84,510)	(158,845)	(127,178)
Proceeds from maturities of marketable securities	1,041,528	837,410	894,225
Proceeds from sales of marketable securities	1,477	15,105	224,058
Purchases of marketable securities	(1,111,027)	(569,551)	(1,376,939)
Net cash (used in) provided by investing activities	(152,532)	124,119	(385,834)
Financing activities
Proceeds from exercise of stock options and employee stock purchase plan	14,022	9,407	17,779
Proceeds from exercise of warrants	—	—	151,431
Proceeds from issuance of common stock, net of issuance costs paid	288,164	—	462,926
Proceeds from issuance of Class A Common Stock pursuant to Legacy QuantumScape Series F Preferred Stock Purchase Agreement, net of issuance costs	—	—	99,930
Business Combination, net of issuance costs paid	—	—	(1,016)
Principal payment for finance lease	(1,973)	(809)	5,507
Net cash provided by financing activities	300,213	8,598	736,557
Net (decrease) increase in cash, cash equivalents and restricted cash	(92,344)	(85,307)	222,814
Cash, cash equivalents and restricted cash at beginning of period	252,916	338,223	115,409
Cash, cash equivalents and restricted cash at end of period	$160,572	$252,916	$338,223
Supplemental disclosure of cash flow information
Cash paid for interest	$1,778	$1,610	$330
Fair value of assumed common stock warrants exercised	$—	$—	$521,025
Purchases of property and equipment, not yet paid	$10,554	$18,192	$11,073

The following table presents the Company’s cash, cash equivalents and restricted cash by category in the Company’s Consolidated Balance Sheets (amounts in thousands):

	December 31,
	2023	2022	2021
Cash and cash equivalents	$142,524	$235,393	$320,700
Other assets	18,048	17,523	17,523
Total cash, cash equivalents and restricted cash	$160,572	$252,916	$338,223

The accompanying notes are an integral part of these consolidated financial statements.

QuantumScape Corporation

Notes to Consolidated Financial Statements

December 31, 2023

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

Pursuant to the terms of the Business Combination Agreement, a business combination between Kensington and Legacy QuantumScape was effected through the merger of Merger Sub with and into Legacy QuantumScape, with Legacy QuantumScape surviving as the surviving company and as a wholly owned subsidiary of Kensington (the “Merger” and, collectively with the other transactions described in the Business Combination Agreement, the “Business Combination”). On the Closing Date, Kensington changed its name to QuantumScape Corporation (the “Company”).

The Company is focused on the development and commercialization of its solid-state lithium-metal batteries. Planned principal operations have not yet commenced. As of December 31, 2023, the Company had not derived revenue from its principal business activities.

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

Legacy QuantumScape was a single-legal entity prior to becoming a partner with Volkswagen in QSV Operations LLC (“QSV”). As noted in the section titled “Joint Venture and Redeemable Non-Controlling Interest” below, Legacy QuantumScape determined QSV was a VIE for which it was required to consolidate the operations upon its formation in 2018. Following the closing of the Business Combination, the Company made the same determination and the Company continued to consolidate the operations of QSV in the year ended December 31, 2023 as the determination of the VIE has not changed.

All intercompany accounts and transactions are eliminated in consolidation.

Use of Estimates

QuantumScape Corporation

Notes to Consolidated Financial Statements — Continued

December 31, 2023

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

Volkswagen is a related party stockholder (approximately 24.0% and 21.5% voting interest holder of the Company as of December 31, 2023 and 2022, respectively). Upon the effectiveness of the JVA, each party contributed $1.7 million in cash to capitalize QSV in exchange for 50% equity interests.

The joint venture is considered a VIE with a related party and therefore the related party whose business is more closely related to the planned operations of the joint venture is required to consolidate the operations.

The Company determined its operations were most closely aligned with the operations of the joint venture and therefore has consolidated the results of QSV’s operations in its Consolidated Balance Sheets, Consolidated Statements of Operations and Comprehensive Income (Loss), and Consolidated Statements of Redeemable Non-Controlling Interest and Stockholders’ Equity. QSV had minimal operations through December 31, 2023.

The Company classifies non-controlling interests with redemption features that are not solely within the control of the Company within temporary equity on the Company’s Consolidated Balance Sheets in accordance with ASC 480-10-S99-3A, SEC Staff Announcement: Classification and Measurement of Redeemable Securities (“ASC 480-10-S99-3A”). The non-controlling interest was recorded outside of stockholders’ equity because the non-controlling interest provides the holder with put rights in the event of, amongst others, (i) the failure by the Company to meet specified development milestones within certain timeframes, (ii) the parties to the JVA cannot agree to certain commercial terms within certain timeframes, or (iii) a change of control of the Company, which such events are considered not solely within the Company’s control. The Company adjusts redeemable non-controlling interests for the portion of net loss attributable to the redeemable non-controlling interests. As of December 31, 2023, the redeemable non-controlling interest is equivalent to the value of Volkswagen's interest in the joint venture. The commercialization timeline originally contemplated in 2018 by the joint venture agreements, and by subsequent amendments, has changed, and at the time of filing of the annual report on Form 10-K for the year ended December 31, 2022, certain milestones contemplated by the joint venture agreements had not been met. As a result, Volkswagen’s right to exercise its put rights has been triggered. If Volkswagen exercises such rights, the joint venture with Volkswagen and Volkswagen’s commitments to purchase output capacity from the joint venture would terminate, and we would be obligated to purchase Volkswagen’s interest in the joint venture for its book value. As of December 31, 2023, the book value of this interest was approximately $1.8 million and is recorded as a redeemable non-controlling interest in our Consolidated Balance Sheets. To date, Volkswagen has not informed us of any intention to exercise its put rights.

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to credit risk consist principally of cash and cash equivalents and marketable securities. As of December 31, 2023 and 2022, approximately $115.8 million and $107.4 million of our total cash and cash equivalents and marketable securities, are held in U.S. money market funds, and $723.9 million and $610.5 million are invested in U.S. government and agency securities, respectively. The Company seeks to mitigate its credit risk with respect to cash and cash equivalents and marketable securities by making deposits with what we believe to be large, reputable financial institutions and investing in high credit rated shorter-term instruments.

QuantumScape Corporation

Notes to Consolidated Financial Statements — Continued

December 31, 2023

Cash and Cash Equivalents and Restricted Cash

Management considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

Restricted cash is maintained under an agreement that legally restricts the use of such funds and is reported within other assets as the date of availability or disbursement for all restricted cash is more than one year from December 31, 2023.

Restricted cash is comprised of $18.0 million and $17.5 million as of December 31, 2023 and December 31, 2022, respectively, all of which is pledged as a form of security for the Company’s lease agreements for its headquarters and pre-pilot manufacturing facilities. The restricted cash is maintained in a certificate of deposit as of December 31, 2023.

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

QuantumScape Corporation

Notes to Consolidated Financial Statements — Continued

December 31, 2023

Impairment of Long-Lived Assets

The Company evaluates the carrying value of long-lived assets when indicators of impairment exist. The carrying value of a long-lived asset is considered impaired when the estimated separately identifiable, undiscounted cash flows from such an asset are less than the carrying value of the asset. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair value of the long-lived asset. The long-lived assets outside of U.S. are not material as of December 31, 2023. During the year ended December 31, 2023, the Company wrote off approximately $21.5 million of property and equipment for assets with no remaining future benefit. During the year ended December 31, 2022, the Company wrote off approximately $13.7 million of equipment and incurred cancellation charges of approximately $2.8 million. These charges are recorded in Research and Development expense in the Consolidated Statements of Operations and Comprehensive Income (Loss). The Company did not incur any material impairment charges in the year ended December 31, 2021.

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

The Company recorded these warrants as liabilities on the Consolidated Balance Sheets at fair value prior to exercise or redemption of these warrants, with subsequent changes in their respective fair values recognized in the change in fair value of Assumed Common Stock Warrant liabilities within the Consolidated Statement of Operations and Comprehensive Income (Loss). The Public Warrants were publicly traded and thus had an observable market price to estimate fair value, and the Private Placement Warrants were effectively valued similar to the Public Warrants. The Company announced that it had elected to redeem its outstanding Public Warrants and Private Placement Warrants in July and August 2021, respectively. For the year ended December 31, 2021, the Company recognized a $168.7 million gain non-cash change in fair value of Assumed Common Stock Warrant liabilities. No Public Warrants or Private Placement Warrants were outstanding as of December 31, 2021 or subsequent years.

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

General and Administrative Expenses

QuantumScape Corporation

Notes to Consolidated Financial Statements — Continued

December 31, 2023

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

The ESPP provides eligible employees with the opportunity to purchase shares of the Company’s Class A Common Stock at a discount through payroll deductions. There were 824,956 shares purchased under the ESPP during the year ended December 31, 2023. As of December 31, 2023, 10.5 million shares of Class A Common Stock were reserved for future issuance under the ESPP.

QuantumScape Corporation

Notes to Consolidated Financial Statements — Continued

December 31, 2023

The Company established the 2023 Bonus Plan to be settled in the form of restricted stock units to employees upon the achievement of certain service and performance conditions. The awards under the 2023 Bonus Plan are classified as liability prior to the settlement of vested RSUs, upon which the liability is reclassified into equity. The 2023 Bonus Plan awards are measured as the grant date fair value, i.e., the closing price of the Company’s Class A Common Stock on the grant date.

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

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which improves reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The ASU is effective for all entities in fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted and public entities should apply the amendments retrospectively to all prior periods presented in the financial statements. The Company is currently evaluating the impact that the adoption of this standard will have on its consolidated financial statements and related disclosures.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which enhances the transparency and decision usefulness of income tax disclosures. The ASU is effective for all public business entities for annual periods beginning after December 15, 2024. Early adoption is permitted for annual financial statements that have not yet been issued or made available for issuance. The Company is currently evaluating the impact that the adoption of this standard will have on its consolidated financial statements and related disclosures.

QuantumScape Corporation

Notes to Consolidated Financial Statements — Continued

December 31, 2023

Note 4. Fair Value Measurement

The Company’s financial assets subject to fair value measurements on a recurring basis and the level of inputs used for such measurements were as follows (amounts in thousands):

	Fair Value Measured as of December 31, 2023
	Level 1	Level 2	Total
Assets included in:
Money market funds(1)	$115,848	$—	$115,848
Commercial paper(2)	—	80,913	80,913
U.S. government and agency securities(2)	—	723,888	723,888
Corporate notes and bonds(2)	—	147,923	147,923
Total fair value	$115,848	$952,724	$1,068,572

	Fair Value Measured as of December 31, 2022
	Level 1	Level 2	Total
Assets included in:
Money market funds(1)	$107,439	$—	$107,439
Commercial paper(2)	—	104,231	104,231
U.S. government and agency securities(2)	—	610,450	610,450
Corporate notes and bonds(2)	—	188,658	188,658
Total fair value	$107,439	$903,339	$1,010,778

(1)
Money market funds are included in cash and cash equivalents on the Consolidated Balance Sheets.
(2)
Marketable securities consist of commercial paper, U.S. government and agency securities, corporate notes and bonds. As of December 31, 2023 and 2022, marketable securities with original maturities of three months or less of $24.4 million and $77.0 million, respectively, are included in cash and cash equivalents on the Consolidated Balance Sheets.

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

The Company had no financial liabilities subject to fair value measurements on a recurring basis as of December 31, 2023 and December 31, 2022.

There have been no changes to the valuation methods utilized during the year ended December 31, 2023. As of December 31, 2023 and 2022, the carrying values of cash and cash equivalents, accounts payable and accrued liabilities approximate their respective fair values due to their short-term nature.

Marketable Securities

The following table summarizes, by major security type, the Company’s assets that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy. Amortized cost net of unrealized gain (loss) is equal to fair value as of December 31, 2023 and 2022. The fair value as of December 31, 2023 and 2022 are as follows (amounts in thousands):

QuantumScape Corporation

Notes to Consolidated Financial Statements — Continued

December 31, 2023

	December 31, 2023
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Level 1 securities
Money market funds	$115,848	$—	$—	$115,848
Level 2 securities
Commercial paper	80,913	—	—	80,913
U.S. government and agency securities	725,301	334	(1,747)	723,888
Corporate notes and bonds	149,387	40	(1,504)	147,923
Total	$1,071,449	$374	$(3,251)	$1,068,572

	December 31, 2022
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Level 1 securities
Money market funds	$107,439	$—	$—	$107,439
Level 2 securities
Commercial paper	104,231	—	—	104,231
U.S. government and agency securities	620,660	24	(10,234)	610,450
Corporate notes and bonds	196,321	—	(7,663)	188,658
Total	$1,028,651	$24	$(17,897)	$1,010,778

Realized gains and losses and interest income from the investment are included in interest income.

The Company regularly reviews its available-for-sale marketable securities in an unrealized loss position and evaluates the current expected credit loss by considering factors such as historical experience, market data, issuer-specific factors, and current economic conditions. The following tables display additional information regarding gross unrealized losses and fair value by major security type for the 51 and 95 marketable securities in unrealized loss positions as of December 31, 2023 and 2022, respectively (amounts in thousands):

	December 31, 2023
	Less than 12 Consecutive Months		12 Consecutive Months or Longer		Total
	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value
U.S. government and agency securities	$(10)	$31,741	$(1,737)	$87,257	$(1,747)	$118,998
Corporate notes and bonds	(5)	13,338	(1,499)	125,524	(1,504)	138,862
Total	$(15)	$45,079	$(3,236)	$212,781	$(3,251)	$257,860

	December 31, 2022
	Less than 12 Consecutive Months		12 Consecutive Months or Longer		Total
	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value
U.S. government and agency securities	$(521)	$231,047	$(9,713)	$336,517	$(10,234)	$567,564
Corporate notes and bonds	(261)	18,585	(7,402)	170,073	(7,663)	188,658
Total	$(782)	$249,632	$(17,115)	$506,590	$(17,897)	$756,222

QuantumScape Corporation

Notes to Consolidated Financial Statements — Continued

December 31, 2023

The unrealized losses were attributable to changes in interest rates that impacted the value of the investments, and not increased credit risk. During the years ended December 31, 2023, 2022, and 2021, the Company received proceeds of $1.5 million, $15.2 million, and $225.1 million, including interest, from the sale of available-for-sale marketable securities, respectively. The Company realized immaterial gains and losses as a result of such sales. The Company does not intend to sell the investments that are in an unrealized loss position, nor is it more likely than not that the Company will be required to sell the investments before the recovery of the amortized cost basis, which may be its maturity. Accordingly, the Company did not record an allowance for credit losses associated with these investments.

The estimated amortized cost and fair value of available-for-sale securities by contractual maturity as of December 31, 2023 are as follows (amounts in thousands):

	December 31, 2023
	Amortized Cost	Fair Value
Due within one year	$1,055,871	$1,052,953
Due after one year and through five years	15,578	15,619
Total	$1,071,449	$1,068,572

Note 5. Balance Sheet Components

Property and Equipment

Property and equipment as of December 31, 2023 and 2022 consisted of the following (amounts in thousands):

	December 31,
	2023	2022
Computer equipment, hardware, and software	$7,191	$6,784
Furniture and fixtures	77,813	57,771
Leasehold improvements	99,524	72,201
Machinery and equipment	146,730	120,618
Construction-in-progress	89,664	108,585
Property and equipment, gross	420,922	365,959
Accumulated depreciation and amortization	(107,758)	(70,025)
Property and equipment, net	$313,164	$295,934

Depreciation and amortization expense related to property and equipment was $41.4 million, $27.4 million and $11.7 million for the years ended December 31, 2023, 2022 and 2021, respectively.

Accrued Liabilities

Accrued liabilities as of December 31, 2023 and 2022, consisted of the following (amounts in thousands):

	December 31,
	2023	2022
Accrued property and equipment	$3,203	$3,152
Accrued facilities expense	730	1,106
Other	6,247	3,219
Accrued liabilities	$10,180	$7,477

QuantumScape Corporation

Notes to Consolidated Financial Statements — Continued

December 31, 2023

Other Liabilities

Other liabilities as of December 31, 2023 and 2022, consisted of the following (amounts in thousands):

	December 31,
	2023	2022
Long-term advance payments	$2,515	$2,615
Asset retirement obligation	9,471	5,873
Other liabilities	$11,986	$8,488

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

The Company’s leases do not have any contingent rent payments and do not contain residual value guarantees.

The components of lease related expense are as follows (amounts in thousands):

	Year Ended December 31,
Lease costs	2023	2022	2021
Finance lease costs:
Amortization of right-of-use assets	$2,873	$2,873	$1,915
Interest on lease liabilities	2,377	2,399	1,419
Operating lease costs	9,047	9,082	3,016
Variable lease costs	3,775	2,330	530
Total lease expense	$18,072	$16,684	$6,880

The components of supplemental cash and non-cash information related to leases are as follows (amounts in thousands):

	Year Ended December 31,
	2023	2022	2021
Operating outgoing cash flows - finance lease	$1,778	$1,610	$330
Financing outgoing cash flows - finance lease	1,973	809	73
Financing (incoming) cash flows - finance lease	—	—	(5,580)
Operating outgoing cash flows - operating lease	7,428	4,673	2,711
Right-of-use assets obtained in exchange for new finance lease liabilities	—	—	32,802
Right-of-use assets obtained in exchange for new operating lease liabilities	—	28,845	26,778

QuantumScape Corporation

Notes to Consolidated Financial Statements — Continued

December 31, 2023

The table below displays additional information for leases as of December 31, 2023 and 2022:

	December 31,
	2023	2022
Finance lease
Weighted-average remaining lease term - finance lease (in years)	8.8	9.8
Weighted-average discount rate - finance lease	6.06%	6.06%
Operating lease
Weighted-average remaining lease term - operating lease (in years)	8.6	9.6
Weighted-average discount rate - operating lease	6.36%	6.36%

As of December 31, 2023, future minimum payments during the next five years and thereafter are as follows (amounts in thousands):

Fiscal Year	Operating Lease	Finance Lease
2024	8,859	5,131
2025	9,071	5,272
2026	9,028	5,417
2027	9,135	5,566
2028	9,404	5,719
Thereafter	36,965	22,345
Total	82,462	49,450
Less present value discount	(19,834)	(11,445)
Lease liabilities	$62,628	$38,005

As the Company’s lease agreements do not provide an implicit rate, the Company used an estimated incremental borrowing rate that will be incurred to borrow on a collateralized basis over a similar term at the lease commencement date or modification date in determining the present value of lease payments.

Asset Retirement Obligations

The Company establishes assets and liabilities for the present value of estimated future costs to return certain of our leased facilities to their original condition upon the termination or expiration of a lease. The recognition of an asset retirement obligation requires the Company to make assumptions and judgments including the actions required to satisfy the liability, inflation rates and the credit-adjusted risk-free rate. The initially recognized asset retirement cost is amortized using the same method and useful life as the long-lived asset to which it relates. Accretion expense is recognized over time as the discounted liability is accreted to its expected settlement value. Asset retirement obligation activity for the year ended December 31, 2023 was as follows (amounts in thousands):

December 31,
2023
Asset retirement obligations, beginning balance	$5,873
Liabilities incurred	3,047
Accretion expense	551
Asset retirement obligations, ending balance	$9,471

Note 7. Commitments and Contingencies

From time to time, and in the ordinary course of business, the Company may be subject to certain claims, charges and litigation concerning matters arising in connection with the conduct of the Company’s business activities.

QuantumScape Corporation

Notes to Consolidated Financial Statements — Continued

December 31, 2023

Warrants Litigation

Purported Company warrantholders filed actions against the Company in the United States District Court for the Southern District of New York alleging, among other things, that they were entitled to exercise their warrants within 30 days of the closing of the Business Combination and that the preliminary and final versions of the proxy statement/prospectus/information statement dated September 21, 2020, and November 12, 2020, were misleading and/or omitted material information concerning the exercise of the warrants. The actions have been consolidated for the purposes of discovery and motion practice. The operative consolidated complaint, filed January 21, 2022, seeks monetary damages for alleged breach of contract, securities law violations, and fraud. On September 28, 2023, the court granted in part and denied in part the parties’ respective motions for partial summary judgment. Trial is scheduled to begin on April 2, 2024. QuantumScape continues to believe it has meritorious defenses to the claims and intends to defend itself vigorously.

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

A shareholder derivative action was filed in the United States District Court for the District of Delaware on February 22, 2024, against current and former directors and officers of the Company. The Company is the nominal defendant. The complaint alleges that the individual defendants breached various duties to the Company and includes a claim for contribution related to the class action.

The complaint alleges that plaintiff previously sent a litigation demand to the Board and alleges that the demand has effectively been rejected. The Company and the individual defendants have not yet responded to the complaint.

Delaware Class Action

A shareholder derivative suit was filed in the Court of Chancery of the State of Delaware on August 16, 2022, against former and current directors and officers of the Company and of Kensington. Defendants moved to dismiss the complaint. Plaintiff filed an amended complaint on March 3, 2023, this time seeking relief on behalf of a putative class of holders of Kensington Class A Common Stock who held such stock prior to the November 23, 2020 redemption deadline and were allegedly entitled to redeem their shares but did not. The amended class action complaint alleges that the defendants breached various duties to Kensington stockholders or aided and abetted such breaches. Defendants moved to dismiss the amended complaint on May 8, 2023, and a hearing was held on February 21, 2024. The Kensington Defendants’ motion to dismiss was denied. The Legacy QuantumScape Defendants’ motion to dismiss was denied as to two defendants and granted as to the others.

QuantumScape Corporation

Notes to Consolidated Financial Statements — Continued

December 31, 2023

For many legal matters, particularly those in early stages, the Company cannot reasonably estimate the possible loss (or range of loss), if any. The Company records an accrual for legal matters at the time or times it determines that a loss is both probable and reasonably estimable. Amounts accrued as of December 31, 2023, and December 31, 2022, were not material. Regarding matters for which no accrual has been made (including the potential for losses in excess of amounts accrued), the Company currently believes, based on its own investigations, that any losses (or ranges of losses) that are reasonably possible and estimable will not, in the aggregate, have a material adverse effect on its financial position, results of operations, or cash flows. However, the ultimate outcome of legal proceedings involves judgments, estimates, and inherent uncertainties and cannot be predicted with certainty. Should the ultimate outcome of any legal matter be unfavorable, the Company's business, financial condition, results of operations, or cash flows could be materially and adversely affected. The Company may also incur substantial legal fees, which are expensed as incurred, in defending against legal claims.

Other commitments

The Company's minimum purchase commitments consist of non-cancellable agreements to purchase goods and services, primarily for materials, and licenses and hosting services, entered into in the ordinary course of business.

As of December 31, 2023, future minimum purchase commitments in aggregate during the next five years and thereafter are approximately as follows (amounts in thousands):

Fiscal Year	Minimum Purchase Commitments
2024	$4,194
2025	4,309
2026	2,142
2027	1,418
Thereafter	—
Total	$12,063

QuantumScape Corporation

Notes to Consolidated Financial Statements — Continued

December 31, 2023

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

The Company recorded these warrants as liabilities on the Consolidated Balance Sheets at fair value prior to exercise or redemption of such warrants, with subsequent changes in their respective fair values recognized in the Change in fair value of Assumed Common Stock Warrant liabilities within the Consolidated Statement of Operations and Comprehensive Income (Loss). The Public Warrants were publicly traded and thus had an observable market price to estimate fair value, and the Private Placement Warrants were effectively valued similar to the Public Warrants. As a result, the Company recognized a $168.7 million gain non-cash change in fair value of Assumed Common Stock Warrant liabilities, in the Consolidated Statements of Operations and Comprehensive Income (Loss) for the year ended December 31, 2021.

All Public Warrants and Private Placement Warrants were exercised or redeemed during the year ended December 31, 2021.

Note 9. Stockholders’ Equity

As of December 31, 2023 and 2022, 1,350,000,000 shares, $0.0001 par value per share are authorized, of which, 1,000,000,000 shares are designated as Class A Common Stock, 250,000,000 shares are designated as Class B Common Stock, and 100,000,000 shares are designated as Preferred Stock.

Common Stock

Holders of common stock are entitled to dividends when, as, and if, declared by the Company's Board of Directors (“the Board”), subject to the rights of the holders of all classes of stock outstanding having priority rights to dividends. As of December 31, 2023, the Company had not declared any dividends. The holder of each share of Class A Common Stock is entitled to one vote, and the holder of each share of Class B Common Stock is entitled to ten votes.

In March 2021, the Company completed an underwritten public offering of shares of its Class A Common Stock and issued 11,960,000 shares for an aggregate purchase price of $462.9 million, net of issuance costs of $15.5 million (the “March 2021 Public Offering”).

On February 28, 2023, the Company entered into separate Distribution Agreements with J.P. Morgan Securities LLC, Cowen and Company, LLC, Deutsche Bank Securities Inc. and UBS Securities LLC, as sales agents, pursuant to which the Company is able to, from time to time, issue and sell common stock with an aggregate offering price of up to $400 million (the “At-the-Market Offering”, or the “ATM offering”) under the prospectus supplement to the Form S-3 filed on February 28, 2023 (File No. 333-266419). No shares of the Company's Class A Common Stock were sold pursuant to the ATM offering during the year ended December 31, 2023.

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

Upon the closing of the Business Combination, awards under the 2010 Plan were converted at an exchange ratio of 4.02175014920 and assumed into the 2020 Equity Incentive Award Plan (the “2020 Plan”, and together with the 2010 Plan, the “Plans”). The 2020 Plan permits the granting of awards in the form of incentive stock options, nonqualified stock options, stock appreciation rights, restricted shares, restricted stock units and performance awards to employees, directors, and non-employees.

As of December 31, 2023, 84,813,924 shares of Class A Common Stock are authorized for issuance pursuant to awards under the 2020 Plan, plus any shares of Class A Common Stock subject to stock options, restricted stock units or other awards that were assumed in the Business Combination and terminate as a result of being unexercised or are forfeited or repurchased by the Company, with the maximum number of shares to be added to the 2020 Plan equal to 69,846,580 shares of Class A Common Stock. As of December 31, 2023, 36,189,137 shares of Class A Common Stock are reserved and available for future issuance under the 2020 Plan.

QuantumScape Corporation

Notes to Consolidated Financial Statements — Continued

December 31, 2023

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

Stock Options

Stock option activity under the Plans, including the EPA Program discussed below, is as follows:

	Number of Shares Outstanding (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Intrinsic value (in thousands)
Balance as of December 31, 2022 (1)	50,124	$8.65	6.05
Cancelled and forfeited (2)	(873)	$22.31
Exercised	(7,110)	$1.33
Balance as of December 31, 2023	42,141	$9.60	5.48	$131,443
Vested and expected to vest as of December 31, 2023(3)	33,070	$5.92	4.80	$131,443
Vested and exercisable as of December 31, 2023	26,051	$1.98	4.00	$129,567

(1) This includes 16.0 million options granted and outstanding as of December 31, 2022 pursuant to the EPA Program.

(2) This includes 0.8 million options under the EPA Program.

(3) This includes 6.0 million options granted pursuant to the EPA Program that are currently expected to vest. None of the options granted pursuant to the EPA Program were vested and exercisable as of December 31, 2023.

There were no options granted during the year ended December 31, 2023. Options with a weighted average fair value of $4.93 per share and $20.58 per share were granted during the year ended December 31, 2022 and December 31, 2021, respectively.

The aggregate intrinsic value of options exercised during the years ended December 31, 2023, December 31, 2022 and December 31, 2021 was $49.8 million and $42.0 million and $489.7 million, respectively.

Additional information regarding options outstanding as of December 31, 2023, is as follows:

Range of Exercise Price per Share	Number of Options Outstanding (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
$1.05 - $1.35	16,200	$1.30	2.94
$2.38	8,333	$2.38	5.54
$6.23	2,489	$6.23	6.68
$23.04	15,119	$23.04	7.96
	42,141	$9.60	5.48

Stock-based compensation expense is based on the grant-date fair value. The Company recognizes compensation expense for awards with only service conditions on a straight-line basis over the requisite service period of the awards, which is generally the option vesting term of four years.

Excluding options granted pursuant to the EPA Program, as of December 31, 2023, the Company had stock-based compensation of $2.4 million related to unvested stock options not yet recognized that are expected to be recognized over an estimated weighted average period of 1.3 years.

QuantumScape Corporation

Notes to Consolidated Financial Statements — Continued

December 31, 2023

There were no options granted in the year ended December 31, 2023. The following weighted average assumptions were used as inputs to the Monte Carlo simulation in determining the estimated grant-date fair value of the Company’s stock options for the year ended December 31, 2022 and 2021:

	Year Ended December 31,
	2022	2021
Volatility	98.69%	112.49%
Risk-free interest rate	3.52%	1.44%
Expected dividend	—	—
Cost of equity	14.62%	11.66%
Weighted average fair value at grant date	$4.93	$20.58

All options granted during the years ended December 31, 2022 and December 31, 2021, were granted pursuant to the EPA Program and were valued using a Monte Carlo simulation. The Monte Carlo simulation used in the valuation of the options required the Company to make assumptions and judgements about the variables used in the calculation including the expected term, volatility of the Company’s common stock and cost of equity. The Company estimated expected term based on the midpoint between the time of vesting and the remaining time to expiration of the option. For options granted in December 2021, given the limited market trading history of the Company's common stock, volatility is based on a weighted blend of (i) the average volatility of peer companies within the automotive and energy storage industries multiplied by a ratio of the Company's volatility based on available stock price data as compared to the average volatility of the Company's peers over the same period and (ii) our implied volatility from exchange traded options. For options granted in December 2022, volatility is based on a blend of (i) the Company’s historical volatility from daily closing stock prices given increased trading history and (ii) the Company’s implied volatility from exchange traded options. Cost of equity is calculated using (i) risk-free rate, (ii) average peer group market beta and (iii) the market-risk premium.

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
•
Total cumulative battery cell production of 1,000 GWh
•
Adjusted EBITDA margin of at least 25% over four consecutive quarters

QuantumScape Corporation

Notes to Consolidated Financial Statements — Continued

December 31, 2023

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

The Company accounts for the compensation expense associated with each Tranche when it determines that achievement of a related business milestone is considered probable. As of December 31, 2023, the business milestone for one Tranche had been achieved; however, because the related stock price target has not yet been achieved, no shares have vested to date. As of December 31, 2023, one other Tranche was considered probable.

For the years ended December 31, 2023, December 31, 2022 and December 31, 2021, the Company recorded stock-based compensation expense of $26.3 million, $49.4 million, and $2.4 million, respectively, related to the EPA Program. As of December 31, 2023, the Company had approximately $32.2 million of total unrecognized stock-based compensation expense for the business milestones currently achieved or considered probable of achievement, which will be recognized over an estimated weighted-average period of 3.0 years. As of December 31, 2023, the Company had approximately $168.0 million of total unrecognized stock-based compensation expense for the business milestones currently considered not probable of achievement.

QuantumScape Corporation

Notes to Consolidated Financial Statements — Continued

December 31, 2023

Restricted Stock Units Activities

During the year ended December 31, 2023, the Company granted 4.4 million shares of restricted stock units with service and performance conditions (“PSU”) to members of the Company’s management team and certain other employees under the Company’s 2020 Plan. The performance conditions for these PSUs are related to the Company’s product development milestones through May 2026. These PSUs will expire in May 2026 if performance conditions are not met. For the year ended December 31, 2023, the Company recorded stock-based compensation expense of $15.8 million related to these PSUs, upon determination that the product development milestones are currently considered probable of achievement.

In 2023, the Company established the 2023 Bonus Plan to be settled in the form of restricted stock units to employees upon the achievement of certain service and performance conditions. These performance conditions are related to the Company’s product development, operational, and business milestones in the current year. For the year ended December 31, 2023, the Company recorded stock-based compensation expense of $20.7 million related to the 2023 Bonus Plan for the performance conditions currently considered probable of achievement. During the year ended December 31, 2023, approximately 425 thousand restricted stock units were granted and vested under the 2023 Bonus Plan for the interim payout, resulting in $2.9 million in additional paid in capital. The remaining stock-based compensation expense of $17.8 million related to the 2023 Bonus Plan are recorded as liabilities under Accrued compensation and benefits in the Consolidated Balance Sheets as of December 31, 2023, and will be reclassified to additional paid-in capital upon grant of the restricted stock units. Subsequent to December 31, 2023, approximately 3.1 million restricted stock units were granted and vested under the 2023 Bonus Plan for the final payout.

Restricted stock units with service conditions only (“RSU”) and PSU activities under the Plans are as follows:

	RSUs Outstanding		PSUs Outstanding
	Number of Units (in thousands)	Weighted Average Grant Date Fair Value	Number of Units (in thousands)	Weighted Average Grant Date Fair Value
Balance as of December 31, 2022	16,563	$13.79	—	—
Granted	17,879	$7.38	4,790	$7.58
Vested	(9,212)	$11.08	(425)	$6.82
Forfeited	(2,227)	$12.95	(46)	$7.87
Balance as of December 31, 2023	23,003	$9.99	4,319	$7.65

The fair value of RSUs which vested during the years ended December 31, 2023, December 31, 2022 and December 31, 2021 was $68.1 million, $65.5 million and $198.0 million, respectively. The fair value of PSUs which vested during the year ended December 31, 2023 was $2.9 million, which was the interim payout under the 2023 Bonus Plan. No PSUs granted during the years ended December 31, 2022 and December 31, 2021.

As of December 31, 2023, unrecognized compensation costs related to unvested RSUs and PSUs were $214.4 million and $17.3 million, respectively, and are expected to be recognized over a weighted average period of 2.5 years and 1.0 years, respectively.

Stock-Based Compensation Expense

Total stock-based compensation expense recognized in the accompanying Consolidated Statements of Operations and Comprehensive Loss for all awards is as follows (amounts in thousands):

	Year Ended December 31,
	2023	2022	2021
Research and development	$94,285	$62,892	$29,653
General and administrative	72,012	64,218	22,522
Total stock-based compensation expense	$166,297	$127,110	$52,175

The stock-based compensation expense in the year ended December 31, 2023 includes $17.8 million recorded as liabilities under Accrued compensation and benefits, which is related to the 2023 Bonus Plan, in the Consolidated Balance Sheets as of December 31, 2023.

QuantumScape Corporation

Notes to Consolidated Financial Statements — Continued

December 31, 2023

Note 10. Earnings (Loss) Per Share

Basic net loss per share is computed by dividing the net loss by the weighted-average number of shares of common stock outstanding during the period. Diluted earnings per share adjusts basic earnings per share for the potentially dilutive impact of stock options and warrants. As the Company has reported a loss for the year ended December 31, 2023, potentially dilutive securities including stock options and warrants, are antidilutive and accordingly, basic net loss per share equals diluted net loss per share.

The following table sets forth the computation of basic and diluted loss per Class A Common Stock and Class B Common Stock (amounts in thousands, except per share amounts):

	Year Ended December 31,
	2023	2022	2021

Numerator:
Net loss attributable to common stockholders - Basic	$(445,145)	$(411,907)	$(45,966)
Less: Change in fair value of assumed common stock warrant liabilities	—	—	(168,674)
Net loss attributable to common stockholders - Diluted	$(445,145)	$(411,907)	$(214,640)
Denominator:
Weighted average Class A and Class B Common Stock outstanding- Basic	462,239	432,973	404,259
Effect of dilutive securities	—	—	5,250
Weighted average Class A and Class B Common Stock outstanding - Diluted	462,239	432,973	409,509

Net loss per share attributable to Class A and Class B Common stockholders - Basic	$(0.96)	$(0.95)	$(0.11)
Net loss per share attributable to Class A and Class B Common stockholders - Diluted	$(0.96)	$(0.95)	$(0.52)

The following table presents the potential common stock outstanding that was excluded from the computation of diluted net loss per share of common stock as of the periods presented because including them would have been antidilutive (amounts in thousands):

	Year Ended December 31,
	2023	2022	2021
Options	42,141	50,124	53,078
RSUs	23,003	16,563	10,555
PSUs	7,259	—	—
Total	72,403	66,687	63,633

Note 11. Joint Venture and Redeemable Non-Controlling Interest

As described in Note 2, Summary of Significant Accounting Policies, in September 2018, Legacy QuantumScape entered into a JVA, which was amended in 2020, with VWGoA and VGA and formed QSV. The Company has determined that the entity was a VIE with a related party, and the Company’s operations were more closely associated with QSV. As such, the Company consolidates QSV for financial reporting purposes, and a non-controlling interest is recorded for VGA’s interest in the net assets and operations of QSV's operations to the extent of the VGA investment. The Company’s Consolidated Balance Sheets includes $3.5 million and $3.4 million cash and cash equivalents of QSV as of December 31, 2023 and December 31, 2022, respectively. Although the Company has consolidated the net assets of QSV, it has no right to the use of those assets for its standalone operations.

QuantumScape Corporation

Notes to Consolidated Financial Statements — Continued

December 31, 2023

The following table sets forth the change in redeemable non-controlling interest for years ended December 31, 2023, 2022 and 2021 (amounts in thousands):

Redeemable Non-Controlling Interest
Balance as of December 31, 2020	$1,704
Net loss attributable to redeemable non-controlling interest in QSV	(11)
Balance as of December 31, 2021	$1,693
Net income attributable to redeemable non-controlling interest in QSV	11
Balance as of December 31, 2022	$1,704
Net income attributable to redeemable non-controlling interest in QSV	66
Balance as of December 31, 2023	$1,770

Pursuant to the agreement with VWGoA, the Company has reserved $134.0 million to fund its expected equity contributions to QSV, which amounts are included in cash and cash equivalents and marketable securities in the accompanying Consolidated Balance Sheets as of December 31, 2023 and December 31, 2022.

Note 12. Income Taxes

The Company has no domestic provision for income taxes for the years ended December 31, 2023, December 31, 2022 and December 31, 2021. The Company has no domestic current tax expense from losses generated in the U.S. and no deferred expense from the valuation allowance. The Company established a foreign subsidiary in Japan during the year ended December 31, 2021. The foreign tax provision for the years ended December 31, 2023, December 31, 2022 and December 31, 2021 is not material.

A reconciliation from U.S. statutory rate of 21% to the effective rate is as follows:

	Year Ended December 31,
	2023	2022	2021

Federal Statutory rate	21.0%	21.0%	21.0%
State tax expense	7.0%	7.0%	7.1%
Stock-based compensation	0.1%	1.7%	349.5%
Change in fair value of assumed common stock warrant liabilities	0.0%	0.0%	103.1%
Research and development tax credit	3.1%	2.7%	41.5%
Permanent tax items	(0.1%)	(0.1%)	(7.1%)
State rate differential - change in apportionment	0.0%	0.0%	4.4%
Prior year deferred true-up	0.0%	4.6%	2.5%
Change in fair value of Series F tranche liabilities	0.0%	0.0%	0.0%
Sec. 162(m) wage limitation	(7.3%)	(2.2%)	(113.9%)
Change to valuation allowance	(23.8%)	(34.7%)	(408.1%)
Effective tax rate	0.0%	0.0%	0.0%

QuantumScape Corporation

Notes to Consolidated Financial Statements — Continued

December 31, 2023

Significant components of the Company’s net deferred tax assets as of December 31, 2023 and December 31, 2022, are as follows (amounts in thousands):

	Year Ended December 31,
	2023	2022
Deferred tax assets:
Net operating losses	$400,678	$336,617
Tax credits	72,409	58,476
Accruals and stock-based compensation	20,610	28,152
Lease liability	29,953	30,571
Section 174 capitalized research & development	82,303	45,369
Gross deferred tax assets	605,953	499,185
Valuation allowance	(544,408)	(438,212)
Total deferred tax assets	$61,545	$60,973
Deferred tax liabilities:
Right of use assets	$(22,382)	$(24,450)
Intangibles	(915)	(561)
Fixed assets	(38,248)	(35,962)
Total deferred tax liabilities	(61,545)	(60,973)
Total net deferred tax assets	$—	$—

Recognition of deferred tax assets is appropriate when realization of such assets is more likely than not. Based upon the weight of available evidence, which includes the Company’s historical operating performance, cumulative net losses, and projected future losses, the Company has provided a full valuation allowance against its deferred tax assets. The Company’s valuation allowance increased by $106.2 million, $145.0 million and $187.4 million for the years ended December 31, 2023, December 31, 2022 and December 31, 2021, respectively. A reconciliation of the beginning and ending balances of the valuation allowance is as follows (amounts in thousands):

	Year Ended December 31,
	2023	2022	2021
Beginning of the year	$(438,212)	$(293,211)	$(105,781)
Increase	(106,196)	(145,001)	(187,430)
End of the year	$(544,408)	$(438,212)	$(293,211)

As of December 31, 2023, the Company had U.S. federal and state net operating loss carryforwards of approximately $1.4 billion and $1.5 billion, respectively. The U.S. federal net operating loss carryforwards of $170.2 million generated prior to 2018 will expire at various dates beginning in 2030, if not utilized. We have U.S. federal net operating loss carryforwards of $1.2 billion, which can be carried forward indefinitely. The state net operating loss carryforwards will expire at various dates beginning in 2030, if not utilized.

Section 382 and Section 383 of the Internal Revenue Code (the “Code”) and similar provisions under state law impose limitations on U.S. federal and state net operating loss carryforwards and research and development credit carryforwards. The Code contains provisions that limit the U.S. federal net operating loss carryforwards that may be used in any given year in the event of special occurrences, including significant ownership changes. A Section 382 “ownership change” generally occurs if one or more stockholders or groups of stockholders, who own at least 5% of the Company’s stock, increase their ownership by more than 50 percentage points over their lowest ownership percentage within a rolling three-year period. The Company performed a Section 382 analysis in prior periods and through December 31, 2023, and determined that it experienced ownership changes in December 2010 and in August 2012 as a result of the preferred stock financing rounds. The U.S. federal and state net operating loss carryforwards and research and development credit carryforwards are not subject to significant limitations under Section 382 and Section 383 of the Code and similar provisions under state law.

QuantumScape Corporation

Notes to Consolidated Financial Statements — Continued

December 31, 2023

As of December 31, 2023, the Company also has U.S. federal and California research and development credits of $86.3 million and $61.1 million, respectively. The U.S. federal tax credit carryforwards will expire beginning in 2031, if not utilized. The state tax credit carryforwards do not expire.

The Company records unrecognized tax benefits in accordance with ASC 740-10, Income Taxes. ASC 740-10 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of uncertain tax positions taken or expected to be taken in the Company’s income tax return and also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.

A reconciliation of the beginning and ending balances of unrecognized tax benefits is as follows (amounts in thousands):

	Year Ended December 31,
	2023	2022	2021
Beginning of the year	$52,802	$32,172	$6,575
Increase—current year positions	15,113	12,388	20,633
Decrease—current year positions	—	(5,056)	—
Increase—prior year positions	142	13,298	5,056
Decrease—prior year positions	—	—	(92)
End of the year	$68,057	$52,802	$32,172

Due to the Company’s full valuation allowance, the unrecognized tax benefits would not materially impact the Company’s effective tax rate when recognized. The Company does not anticipate the total amounts of unrecognized tax benefits will significantly increase or decrease in the next 12 months.

The Company’s policy is to classify interest and penalties associated with uncertain tax positions, if any, as a component of its income tax provision. For the years ended December 31, 2023, 2022 and 2021, the Company had no interest or penalties related to unrecognized tax benefits.

The U.S. federal and state income tax returns are open under the statute of limitations subject to tax examinations for the tax years ended December 31, 2020 through December 31, 2022 and December 31, 2019 through December 31, 2022, respectively. To the extent the Company has tax attribute carryforwards, the tax years in which the attribute was generated may still be adjusted upon examination by the IRS or state tax authorities to the extent utilized in a future period.

Note 13. Subsequent Events

On February 8, 2024, the Board of Directors (the “Board”) of the Company appointed Dr. Siva Sivaram, as the Company’s Chief Executive Officer (“CEO”) and as a member of the Board, effective February 15, 2024. Mr. Singh will be continuing in his capacity as Chairman of the Board.

Effective February 15, 2024, Mr. Singh no longer receives any compensation for his service as CEO, other than the Company’s 2023 annual bonus already earned and paid in February 2024 in the form of shares of the Company’s Class A Common Stock. The stock options granted to him under the Company’s 2021 Extraordinary Performance Award Program terminated on February 15, 2024 in accordance with its terms. All of Mr. Singh’s other outstanding equity awards will continue to vest in accordance with their terms, subject to his continuing to serve as a service provider to the Company. The Company is currently evaluating the impact of these, including the reversal of previously recognized costs for the unvested EPA awards, will have on its consolidated financial statements in the fiscal quarter ended March 31, 2024, however such amount is expected to be material.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2023, the end of the period covered by this Report. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered by this Report, our disclosure controls and procedures were effective.

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

Our management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2023. In making this assessment, management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) (2013 framework).

Based on this assessment, our management concluded that our internal control over financial reporting was effective as of December 31, 2023.

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarterly period ended December 31, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

None.

PART III

In accordance with General Instruction G.(3) of Form 10-K certain information required by this Part III will either be incorporated into this Report by reference to our definitive proxy statement for our 2024 Annual Meeting of Stockholders filed within 120 days after December 31, 2023 or will be included in an amendment to this Report filed within 120 days after December 31, 2023.

Item 10. Directors, Executive Officers and Corporate Governance.

The information that is responsive to this Item 10 of Form 10-K will be included in our 2024 Proxy Statement and is incorporated herein by reference.

Item 11. Executive Compensation

The information that is responsive to this Item 11 of Form 10-K will be included in our 2024 Proxy Statement and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information that is responsive to this Item 12 of Form 10-K will be included in our 2024 Proxy Statement and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information that is responsive to this Item 13 of Form 10-K will be included in our 2024 Proxy Statement and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services.

The information that is responsive to this Item 14 of Form 10-K will be included in our 2024 Proxy Statement and is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a) List the following documents filed as a part of the report:

(1) Financial Statements:

(2) Financial Statement Schedules. None.

(3) The exhibits listed below are filed as part of this Report are incorporated herein by reference, in each case as indicated below.

Exhibit Index

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date

2.1	Business Combination Agreement, dated as of September 2, 2020, by and among Kensington Capital Acquisition Corp., Kensington Capital Merger Sub Corp. and Legacy QuantumScape.	S-4/A	333-248930	2.1	November 12, 2020

2.2	Amendment No. 1 to Business Combination Agreement, dated as of September 21, 2020, by and among Kensington Capital Acquisition Corp., Kensington Capital Merger Sub Corp. and Legacy QuantumScape.	S-4/A	333-248930	2.2	November 12, 2020

3.1	Amended and Restated Certificate of Incorporation of the Company.	8-K	001-39345	3.1	December 2, 2020

3.2	Amended and Restated Bylaws of the Company.	8-K	001-39345	3.1	October 25, 2022

4.1	Specimen Common Stock Certificate.	8-K	001-39345	4.1	December 2, 2020

4.2	Description of Securities.	10-K	001-39345	4.4	February 28, 2022
10.1#	Amended and Restated Limited Liability Company Agreement of QSV Operations LLC, dated May 14, 2020, by and between Legacy QuantumScape and Volkswagen Group of America Investments, LLC.	S-4/A	333-248930	10.20	November 12, 2020

10.2#	Amended and Restated Joint Venture Agreement, dated May 14, 2020, by and among Legacy QuantumScape and the persons named therein.	S-4/A	333-248930	10.21	November 12, 2020

10.3#	Series F Preferred Stock Purchase Agreement, dated May 14, 2020, by and between Legacy QuantumScape and Volkswagen Group of America Investments, LLC.	S-4/A	333-248930	10.23	November 12, 2020

10.4	First Letter Agreement, dated as of September 2, 2020, by and among Kensington Capital Acquisition Corp., Legacy QuantumScape, and Volkswagen Group of America Investments, LLC.	8-K	001-39345	10.6	September 3, 2020

10.5	Second Letter Agreement, dated as of September 2, 2020, by and among Kensington Capital Acquisition Corp., Legacy QuantumScape, and Volkswagen Group of America Investments, LLC.	8-K	001-39345	10.7	September 3, 2020

10.6	Third Letter Agreement, dated as of September 2, 2020, by and among Kensington Capital Acquisition Corp., Legacy QuantumScape, and Volkswagen Group of America Investments, LLC.	8-K	001-39345	10.8	September 3, 2020

10.7	Amendment No. 1 to Series F Preferred Stock Purchase Agreement, dated September 3, 2020, by and among Kensington Capital Acquisition Corp., Legacy QuantumScape and Volkswagen Group of America Investments, LLC.	S-4/A	333-248930	10.24	November 12, 2020

10.8	First Amendment to Amended and Restated Joint Venture Agreement, dated September 21, 2020, by and among Legacy QuantumScape and the persons named therein.	S-4/A	333-248930	10.22	November 12, 2020

10.9	Letter Agreement, dated as of December 7, 2020, by and among Legacy QuantumScape, the Registrant and Volkswagen Group of America Investments, LLC.	S-1/A	333-251433	10.30	December 28, 2020

10.10	Series F Closing Agreement, dated March 30, 2021, by an among the Registrant, Legacy QuantumScape and Volkswagen Group of America, Inc.	8-K	001-39345	1.1	April 1, 2021

10.11	Letter Agreement dated May 13, 2021, by and among Legacy QuantumScape, Volkswagen Group of America, Inc, Volkswagen Group of America Investments, LLC and QSV Operations LLC	8-K	001-39345	10.1	May 17, 2021

10.12	Letter Agreement dated December 17, 2021, by and among QuantumScape Battery, Inc., Volkswagen Group of America, Inc, Volkswagen Group of America Investments, LLC and QSV Operations LLC	8-K	001-39345	10.1	December 17, 2021

10.13#	Letter Agreement, dated as of July 28, 2022, by and between Legacy QuantumScape Battery, Inc. and Volkswagen Group of America Investments, LLC	10-K	001-39345	10.39	February 28, 2023

10.14	Letter Agreement dated September 27, 2022, by and among QuantumScape Battery, Inc., Volkswagen Group of America, Inc, Volkswagen Group of America Investments, LLC and QSV Operations LLC	8-K	001-39345	10.1	September 28, 2022

10.15	Letter Agreement, dated as of May 26, 2023, by and between Legacy QuantumScape Battery, Inc. and Volkswagen Group of America Investments, LLC	10-Q	001-39345	10.1	July 28, 2023

10.16	Lease, dated May 31, 2013, by and between SI 55, LLC and Legacy QuantumScape.	S-4/A	333-248930	10.18	November 12, 2020

10.17	Amendment to Lease, dated May 19, 2014, by and between SI 55, LLC and Legacy QuantumScape.	S-4/A	333-248930	10.19	November 12, 2020

10.18	Lease Agreement, dated April 2, 2021, between Exeter 1710 Automation, LLC and Legacy QuantumScape	S-1/A	333-251433	10.34	May 10, 2021

10.19	Second Amendment to Lease, dated June 22, 2021, between Legacy QuantumScape and SI 55, LLC.	8-K	001-39345	10.1	June 28, 2021

10.20	Guaranty of Lease, dated June 22, 2021, between Legacy QuantumScape and SI 55, LLC.	8-K	001-39345	10.2	June 28, 2021

10.21	Lease, dated November 1, 2021, by and between the 1750 Landlord and the Company	8-K	001-39345	10.1	November 5, 2021

10.22	Lease, dated November 1, 2021, by and between the 1756/62 Landlord and the Company	8-K	001-39345	10.2	November 5, 2021

10.23	Registration Rights and Lock-up Agreement, dated as of September 2, 2020, by and among Kensington Capital Acquisition Corp. and the persons named therein.	8-K	001-39345	10.3	September 3, 2020

10.24	Form of Senior Employee Lock-Up Agreement.	8-K	001-39345	10.5	September 3, 2020

10.25+	Offer Letter from Legacy QuantumScape to Timothy Holme, dated January 1, 2011.	S-4/A	333-248930	10.13	November 12, 2020

10.26+	Offer Letter from Legacy QuantumScape to Kevin Hettrich, dated October 11, 2011.	S-4/A	333-248930	10.14	November 12, 2020

10.27+	Offer Letter from Legacy QuantumScape to Michael McCarthy, dated December 21, 2012.	S-4/A	333-248930	10.16	November 12, 2020

10.28+	Offer Letter from Legacy QuantumScape to Mohit Singh, dated April 3, 2013.	S-4/A	333-248930	10.17	November 12, 2020

10.29+	Offer Letter from QuantumScape Battery, Inc. to Srinivasan Sivaram	10-Q	001-39345	10.2	October 27, 2023

10.30+	Form of Indemnification Agreement by and between the Registrant and its directors and officers.	8-K	001-39345	10.7	December 2, 2020

10.31+	The Registrant’s 2020 Equity Incentive Plan.	8-K	001-39345	10.8	December 2, 2020

10.32+	The Registrant’s 2020 Equity Incentive Plan — Form of Stock Option Agreement.	8-K	001-39345	10.9	December 2, 2020

10.33+	The Registrant’s 2020 Equity Incentive Plan — Form of Restricted Stock Unit Agreement.	8-K	001-39345	10.10	December 2, 2020

10.34+	The Registrant’s 2020 Equity Incentive Plan — Form of Restricted Stock Agreement.	8-K	001-39345	10.11	December 2, 2020

10.35+	The Registrant’s 2020 Employee Stock Purchase Plan.	8-K	001-39345	10.12	December 2, 2020

10.36+	Form of Performance Stock Option Agreement under the Extraordinary Performance Award Program	DEF 14A	001-39345	Appendix 1	November 8, 2021

10.37+	Employee Incentive Compensation Plan.	8-K	001-39345	10.1	March 15, 2021

10.38+	Form of Change in Control and Severance Agreement.	8-K	001-39345	10.2	March 15, 2021

10.39+	The Registrant’s Outside Director Compensation Policy	10-Q	001-39345	10.2	May 2, 2022
10.40	Distribution Agreement, dated February 28, 2023 by and between QuantumScape Corporation and J.P. Morgan Securities LLC.	8-K	001-39345	1.1	February 28, 2023
10.41	Distribution Agreement, dated February 28, 2023, by and between QuantumScape Corporation and Cowen and Company, LLC.	8-K	001-39345	1.2	February 28, 2023
10.42	Distribution Agreement, dated February 28, 2023, by and between QuantumScape Corporation and Deutsche Bank Securities Inc.	8-K	001-39345	1.3	February 28, 2023

10.43	Distribution Agreement, dated February 28, 2023, by and between QuantumScape Corporation and UBS Securities LLC.	8-K	001-39345	1.4	February 28, 2023
21.1*	List of Subsidiaries of the Registrant

23.1*	Consent of Independent Registered Public Accounting Firm, Ernst & Young LLP.

24.1*	Power of Attorney (included in signature page).

31.1*	Rule 13a-14(a) /15(d)-14(a) Certification of Principal Executive Officer.

31.2*	Rule 13a-14(a) /15(d)-14(a) Certification of Principal Financial Officer.

32.1†	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2†	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97.1*	Compensation Recovery Policy

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbases Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.
†

These exhibits are furnished with this Annual Report on Form 10-K and are not deemed filed with the Securities and Exchange Commission and are not incorporated by reference in any filing of QuantumScape Corporation under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date hereof and irrespective of any general incorporation language contained in such filings.

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

QuantumScape Corporation

Date: February 27, 2024	By:	/s/ Siva Sivaram
Siva Sivaram
President and Chief Executive Officer (Principal Executive Officer)

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Siva Sivaram and Kevin Hettrich, and each of them or his attorney-in-fact, each with the power of substitution, for him in any and all capacities, to sign any amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitutes, may do or cause to be done by virtue of hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Siva Sivaram	President, Chief Executive Officer and Director	February 27, 2024
Siva Sivaram	(Principal Executive Officer)

/s/ Kevin Hettrich	Chief Financial Officer	February 27, 2024
Kevin Hettrich	(Principal Financial and Accounting Officer)

/s/ Frank Blome	Director	February 27, 2024
Frank Blome

/s/ Brad Buss	Director	February 27, 2024
Brad Buss

/s/ Jeneanne Hanley	Director	February 27, 2024
Jeneanne Hanley

/s/ Susan Huppertz	Director	February 27, 2024
Susan Huppertz

/s/ Jürgen Leohold	Director	February 27, 2024
Jürgen Leohold

/s/ Gena Lovett	Director	February 27, 2024
Gena Lovett

/s/ Fritz Prinz	Director	February 27, 2024
Fritz Prinz

/s/ Dipender Saluja	Director	February 27, 2024
Dipender Saluja

/s/ Jagdeep Singh	Director	February 27, 2024
Jagdeep Singh

/s/ JB Straubel	Director	February 27, 2024
JB Straubel

/s/ Jens Wiese	Director	February 27, 2024
Jens Wiese