Form 10-Q
period 2024-03-31
QuantumScape Corp
filed 2024-04-26
CIK 1811414

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

The number of shares of the registrant’s Class A Common Stock, par value $0.0001 per share outstanding was 444,866,620, and the number of shares of the registrant’s Class B Common Stock, par value $0.0001 per share outstanding was 54,665,633, as of April 19, 2024.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Unless the context otherwise requires, all references to “QuantumScape,” “we,” “us,” “our,” or the “Company” in this Quarterly Report on Form 10-Q (this “Report”) refer to the current QuantumScape Corporation and its subsidiaries.

The Company makes forward-looking statements in this Report and in documents incorporated herein by reference. All statements, other than statements of present or historical fact included in or incorporated by reference in this Report, regarding the Company’s future financial performance, as well as the Company’s strategy, future operations, financial position, estimated revenues and losses, projected costs, prospects, plans and objectives of management are forward-looking statements. When used in this Report, the words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “prospective,” “should,” “will,” “would,” the negative of such terms, and other similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words. These forward-looking statements are based on management’s current expectations, assumptions, hopes, beliefs, intentions and strategies regarding future events and are based on currently available information as to the outcome and timing of future events. The Company cautions you that these forward-looking statements are subject to risks and uncertainties, including those described in Part II, Item 1A, “Risk Factors” in this Report, most of which are difficult to predict and many of which are beyond the control of the Company and incident to its business. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

QuantumScape Corporation

Condensed Consolidated Balance Sheets (Unaudited)

(In Thousands, Except per Share Amounts)

	March 31,	December 31,
	2024	2023
Assets
Current assets
Cash and cash equivalents ($3,564 and $3,522 as of March 31, 2024 and December 31, 2023, respectively, for joint venture)	$192,321	$142,524
Marketable securities	817,314	928,284
Prepaid expenses and other current assets	35,400	12,709
Total current assets	1,045,035	1,083,517
Property and equipment, net	315,644	313,164
Right-of-use assets - finance lease	24,422	25,140
Right-of-use assets - operating lease	54,596	55,863
Other assets	24,281	24,294
Total assets	$1,463,978	$1,501,978
Liabilities, redeemable non-controlling interest and stockholders’ equity
Current liabilities
Accounts payable	$11,508	$12,959
Accrued liabilities	72,331	10,180
Accrued compensation and benefits	8,738	26,043
Operating lease liability, short-term	5,110	5,006
Finance lease liability, short-term	2,986	2,907
Total current liabilities	100,673	57,095
Operating lease liability, long-term	56,256	57,622
Finance lease liability, long-term	34,314	35,098
Other liabilities	13,073	11,986
Total liabilities	204,316	161,801
Commitments and contingencies (see Note 7)
Redeemable non-controlling interest	1,790	1,770
Stockholders’ equity
Preferred stock- $0.0001 par value; 100,000 shares authorized; none issued and outstanding as of March 31, 2024 and December 31, 2023	—	—
Common stock - $0.0001 par value; 1,250,000 shares authorized (1,000,000 Class A and 250,000 Class B); 444,821 Class A and 54,666 Class B shares issued and outstanding as of March 31, 2024; 433,157 Class A and 59,874 Class B shares issued and outstanding as of December 31, 2023	50	49
Additional paid-in-capital	4,260,514	4,221,892
Accumulated other comprehensive loss	(1,387)	(2,877)
Accumulated deficit	(3,001,305)	(2,880,657)
Total stockholders’ equity	1,257,872	1,338,407
Total liabilities, redeemable non-controlling interest and stockholders’ equity	$1,463,978	$1,501,978

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

QuantumScape Corporation

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) (Unaudited)

(In Thousands, Except per Share Amounts)

	Three Months Ended March 31,
	2024	2023
Operating expenses:
Research and development	$83,847	$76,941
General and administrative	48,054	33,037
Total operating expenses	131,901	109,978
Loss from operations	(131,901)	(109,978)
Other income (loss):
Interest expense	(572)	(600)
Interest income	12,065	6,277
Other expense	(220)	(330)
Total other income	11,273	5,347
Net loss	(120,628)	(104,631)
Less: Net income attributable to non-controlling interest, net of tax of $0	20	16
Net loss attributable to common stockholders	$(120,648)	$(104,647)
Net loss	$(120,628)	$(104,631)
Other comprehensive income (loss):
Unrealized gain on marketable securities	1,490	5,518
Total comprehensive loss	(119,138)	(99,113)
Less: Comprehensive income attributable to non-controlling interest	20	16
Comprehensive loss attributable to common stockholders	$(119,158)	$(99,129)

Basic and Diluted net loss per share	$(0.24)	$(0.24)
Basic and Diluted weighted-average common shares outstanding	496,145	440,085

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

QuantumScape Corporation

Condensed Consolidated Statements of Redeemable Non-Controlling Interest and Stockholders’ Equity (Unaudited)

(In Thousands)

	Redeemable Non- Controlling	Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
Three Months Ended March 31, 2024	Interest	Shares	Amount	Capital	Deficit	Loss	Equity
Balance as of December 31, 2023	$1,770	493,031	$49	$4,221,892	$(2,880,657)	$(2,877)	$1,338,407
Exercise of stock options	—	1,201	—	1,948	—	—	1,948
Shares issued upon vesting of restricted stock units	—	5,255	1	20,216	—	—	20,217
Stock-based compensation	—	—	—	16,458	—	—	16,458
Net income (loss)	20	—	—	—	(120,648)	—	(120,648)
Unrealized gain on marketable securities	—	—	—	—	—	1,490	1,490
Balance as of March 31, 2024	$1,790	499,487	$50	$4,260,514	$(3,001,305)	$(1,387)	$1,257,872

	Redeemable Non- Controlling	Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
Three Months Ended March 31, 2023	Interest	Shares	Amount	Capital	Deficit	Loss	Equity
Balance as of December 31, 2022	$1,704	437,959	$44	$3,771,181	$(2,435,512)	$(17,873)	$1,317,840
Exercise of stock options	—	4,081	—	4,050	—	—	4,050
Shares issued upon vesting of restricted stock units	—	1,590	—	—	—	—	—
Stock-based compensation	—	—	—	34,228	—	—	34,228
Net income (loss)	16	—	—	—	(104,647)	—	(104,647)
Unrealized gain on marketable securities	—	—	—	—	—	5,518	5,518
Balance as of March 31, 2023	$1,720	443,630	$44	$3,809,459	$(2,540,159)	$(12,355)	$1,256,989

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

QuantumScape Corporation

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In Thousands)

	Three Months Ended March 31,
	2024	2023
Operating activities
Net loss	$(120,628)	$(104,631)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	11,983	9,505
Amortization of right-of-use assets and non-cash lease expense	1,985	1,933
Amortization of premiums and accretion of discounts on marketable securities	(8,159)	(2,176)
Stock-based compensation expense	19,287	37,990
Other	107	599
Changes in operating assets and liabilities:
Prepaid expenses and other current assets and other assets	(22,679)	(862)
Accounts payable, accrued liabilities and accrued compensation and benefits	61,564	(4,108)
Operating lease liability	(1,261)	(569)
Other liabilities	(144)	—
Net cash used in operating activities	(57,945)	(62,319)
Investing activities
Purchases of property and equipment	(14,120)	(28,012)
Proceeds from maturities of marketable securities	384,639	191,043
Proceeds from sales of marketable securities	1,245	1,477
Purchases of marketable securities	(265,265)	(100,422)
Net cash provided by investing activities	106,499	64,086
Financing activities
Proceeds from exercise of stock options	1,948	4,050
Principal payment for finance lease	(705)	—
Net cash provided by financing activities	1,243	4,050
Net increase in cash, cash equivalents and restricted cash	49,797	5,817
Cash, cash equivalents and restricted cash at beginning of period	160,572	252,916
Cash, cash equivalents and restricted cash at end of period	$210,369	$258,733
Supplemental disclosure:
Cash paid for interest	$572	$—
Purchases of property and equipment, not yet paid	$9,772	$13,437

The following table presents the Company’s cash, cash equivalents and restricted cash by category in the Company’s Condensed Consolidated Balance Sheets (Unaudited) (amounts in thousands):

	As of March 31,
	2024	2023
Cash and cash equivalents	$192,321	$241,210
Other assets	18,048	17,523
Total cash, cash equivalents and restricted cash	$210,369	$258,733

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

QuantumScape Corporation

Notes to Condensed Consolidated Financial Statements (Unaudited)

March 31, 2024

Note 1. Nature of Business

Organization

The original QuantumScape Corporation, now named QuantumScape Battery, Inc. (“Legacy QuantumScape”), a wholly owned subsidiary of the Company (as defined below), was founded in 2010 with the mission to revolutionize energy storage to enable a sustainable future. In 2020, QuantumScape became a publicly traded company (NYSE: QS) through a business combination with a special purpose acquisition company named Kensington Capital Acquisition Corp. (“Kensington”) which changed its name to QuantumScape Corporation upon closing in November 2020 (the “Business Combination”). As a result of the Business Combination, QuantumScape Battery Inc. survived and became a wholly owned subsidiary of QuantumScape Corporation (the “Company”).

The Company is focused on the development and commercialization of its solid-state lithium-metal batteries. Planned principal operations have not yet commenced. As of March 31, 2024, the Company had not derived revenue from its principal business activities.

Note 2. Summary of Significant Accounting Policies

Basis of Presentation

The Company’s unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) as determined by the Financial Accounting Standards Board (the “FASB”) Accounting Standards Codification (“ASC”) and pursuant to the regulations of the U.S. Securities and Exchange Commission (the “SEC”). Certain prior period balances have been reclassified to conform to the current period presentation in the consolidated financial statements and the accompanying notes.

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

Legacy QuantumScape was a single-legal entity prior to becoming a partner with Volkswagen in QSV Operations LLC (“QSV”). As noted in the section titled “Joint Venture and Redeemable Non-Controlling Interest” below, Legacy QuantumScape determined QSV was a VIE for which it was required to consolidate the operations upon its formation in 2018. Following the closing of the Business Combination, the Company made the same determination and the Company continued to consolidate the operations of QSV in the three months ended March 31, 2024 as the determination of the VIE has not changed.

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

Unaudited Interim Condensed Consolidated Financial Statements

The accompanying interim Condensed Consolidated Balance Sheets as of March 31, 2024, the interim Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), the interim Condensed Consolidated Statements of Redeemable Non-Controlling Interest and Stockholders’ Equity for the three months ended March 31, 2024 and 2023, and the interim Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2024 and 2023, are unaudited. The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited annual consolidated financial statements and, in management’s opinion, include adjustments consisting of only normal recurring adjustments necessary for the fair statement of the Company’s financial position as of March 31, 2024 and its results of operations for the three months ended March 31, 2024 and 2023, and cash flows for the three months ended March 31, 2024 and 2023. The financial data and the other financial information disclosed in the notes to these condensed consolidated financial statements related to the three-month period are also unaudited. The results of operations for the three months ended March 31, 2024 and 2023 are not necessarily indicative of the results to be expected for the full fiscal year or any other period.

These unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the related notes included in the Company’s audited annual consolidated financial statements for the year ended December 31, 2023, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, filed on February 27, 2024 (the “Annual Report”).

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

Volkswagen is a related party stockholder (approximately 25.0% and 24.0% voting interest holder of the Company as of March 31, 2024 and December 31, 2023, respectively). Upon the effectiveness of the JVA, each party contributed $1.7 million in cash to capitalize QSV in exchange for 50% equity interests.

The joint venture is considered a VIE with a related party and therefore the related party whose business is more closely related to the planned operations of the joint venture is required to consolidate the operations.

The Company determined its operations were most closely aligned with the operations of the joint venture and therefore has consolidated the results of QSV’s operations in its Condensed Consolidated Balance Sheets, Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), and Condensed Consolidated Statements of Redeemable Non-Controlling Interest and Stockholders’ Equity. QSV had minimal operations through March 31, 2024.

The Company classifies non-controlling interests with redemption features that are not solely within the control of the Company within temporary equity on the Company’s Condensed Consolidated Balance Sheets in accordance with ASC 480-10-S99-3A, SEC Staff Announcement: Classification and Measurement of Redeemable Securities (“ASC 480-10-S99-3A”). The non-controlling interest was recorded outside of stockholders’ equity because the non-controlling interest provides the holder with put rights in the event of, amongst others, (i) the failure by the Company to meet specified development milestones within certain timeframes, (ii) the parties to the JVA cannot agree to certain commercial terms within certain timeframes, or (iii) a change of control of the Company, which such events are considered not solely within the Company’s control. The Company adjusts redeemable non-controlling interests for the portion of net loss attributable to the redeemable non-controlling interests. As of March 31, 2024, the redeemable non-controlling interest is equivalent to the value of Volkswagen’s interest in the joint venture. The commercialization timeline originally contemplated in 2018 by the joint venture agreements, and by subsequent amendments, has changed, and at the time of filing of the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, certain milestones contemplated by the joint venture agreements had not been met. As a result, Volkswagen’s right to exercise its put rights has been triggered. If Volkswagen exercises such rights, the joint venture with Volkswagen and Volkswagen’s commitments to purchase output capacity from the joint venture would terminate, and we would be obligated to purchase Volkswagen’s interest in the joint venture for its book value. As of March 31, 2024, the book value of this interest was approximately $1.8 million and is recorded as a redeemable non-controlling interest in our Condensed Consolidated Balance Sheets. To date, Volkswagen has not informed us of any intention to exercise its put rights.

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to credit risk consist principally of cash and cash equivalents and marketable securities. As of March 31, 2024 and December 31, 2023, approximately $114.6 million and $115.8 million of our total cash and cash equivalents and marketable securities, are held in U.S. money market funds, and $711.6 million and $723.9 million are invested in U.S. government and agency securities, respectively. The Company seeks to mitigate its credit risk with respect to cash and cash equivalents and marketable securities by making deposits with what we believe to be large, reputable financial institutions and investing in high credit rated shorter-term instruments.

Cash and Cash Equivalents and Restricted Cash

Management considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

Restricted cash is maintained under an agreement that legally restricts the use of such funds and is reported within other assets as the date of availability or disbursement for all restricted cash is more than one year from March 31, 2024.

Restricted cash is comprised of $18.0 million as of both March 31, 2024 and December 31, 2023, all of which is pledged as a form of security for the Company’s lease agreements for its headquarters and pre-pilot manufacturing facilities. The restricted cash is maintained in certificate of deposits as of March 31, 2024.

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

Impairment of Long-Lived Assets

The Company evaluates the carrying value of long-lived assets when indicators of impairment exist. The carrying value of a long-lived asset is considered impaired when the estimated separately identifiable, undiscounted cash flows from such an asset are less than the carrying value of the asset. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair value of the long-lived asset. There was no material impairment charge in the three months ended March 31, 2024 and 2023.

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

Segments

Operating segments are defined as components of an entity for which separate financial information is available and that is regularly reviewed by the Chief Operating Decision Maker (the “CODM”) in deciding how to allocate resources to an individual segment and in assessing performance. The Company’s CODM is its Chief Executive Officer. The Company has determined that it operates in one operating segment and one reportable segment, as the CODM reviews financial information presented on a consolidated basis for purposes of making operating decisions, allocating resources, and evaluating financial performance.

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

The fair values of options granted with performance (e.g., business milestone) and market conditions (e.g., stock price target) are estimated at the grant date using a Monte Carlo simulation model. The model determined the grant date fair value of each vesting tranche and the future date when the market condition for such tranche is expected to be achieved. The Monte Carlo valuation requires the Company to make assumptions and judgements about the variables used in the calculation including the expected term, volatility of the Company’s common stock, an assumed risk-free interest rate, and cost of equity.

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

The Company’s 2020 Employee Stock Purchase Plan (the “ESPP”) is compensatory in accordance with ASC 718-50-25. The Company measures and recognizes compensation expense for shares to be issued under the ESPP based on estimated grant date fair value recognized on a straight-line basis over the offering period.

The ESPP provides eligible employees with the opportunity to purchase shares of the Company’s Class A Common Stock at a discount through payroll deductions. There were no shares purchased under the ESPP during the three months ended March 31, 2024. As of March 31, 2024, 10.5 million shares of Class A Common Stock were reserved for future issuance under the ESPP.

The Company established the 2024 corporate bonus plan (the “2024 Bonus Plan”) to be settled in the form of restricted stock units to eligible employees upon the achievement of certain service and performance conditions. The awards under the 2024 Bonus Plan are classified as a liability prior to the settlement of vested RSUs, upon which the liability is reclassified into equity. The 2024 Bonus Plan awards are measured as the grant date fair value, i.e., the closing price of the Company’s Class A Common Stock on the grant date. The Company recognizes compensation expense for the 2024 Bonus Plan to be settled in restricted stock units on a straight-line basis over the requisite service period of approximately a year.

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

The Company has no provision for income taxes for the three months ended March 31, 2024 and 2023. The Company has no current tax expense from losses and no deferred expense from the valuation allowance. The Company’s effective tax rate differs from the U.S. statutory rate primarily due to a valuation allowance against its net deferred tax assets as it is more likely than not that some or all of the deferred tax assets will not be realized.

Note 3. Recent Accounting Pronouncements

In March 2023, the FASB issued ASU 2023-01, Leases (Topic 842): Common Control Agreements, which clarifies the accounting for leasehold improvements associated with common control leases. The ASU is effective for all entities in fiscal years beginning after December 15, 2023. The Company adopted the guidance in the three months ended March 31, 2024. The adoption of such guidance had no impact on the Company’s condensed consolidated financial statements as of March 31, 2024.

In August 2023, the FASB issued ASU 2023-05, Business Combinations - Joint Venture Formations (Subtopic 805-60): Recognition and Initial Measurement, which addresses the accounting for contributions made to a joint venture, upon formation, in a joint venture’s separate financial statements. The ASU is effective prospectively for all joint venture formations with a formation date on or after January 1, 2025. Additionally, a joint venture that was formed before January 1, 2025 may elect to apply the amendments retrospectively. Early adoption is permitted, either prospectively or retrospectively. The Company is currently evaluating the impact that the adoption of this standard will have on its consolidated financial statements and related disclosures.

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

In March 2024, the FASB issued ASU 2024-01, Compensation - Stock Compensation (Topic 718): Scope Application of Profits Interest and Similar Awards, which provides illustrative guidance to help entities determine whether profits interest and similar awards should be accounted for as share-based payment arrangements within the scope of FASB Accounting Standards Codification (FASB ASC) 718, Compensation-Stock Compensation. The ASU is effective for all public business entities for annual periods beginning after December 15, 2024, and interim periods within those annual periods. Early adoption is permitted for both interim and annual financial statements that have not yet been issued or made available for issuance. The Company is currently evaluating the impact that the adoption of this standard will have on its consolidated financial statements and related disclosures.

Note 4. Fair Value Measurement

The Company’s financial assets subject to fair value measurements on a recurring basis and the level of inputs used for such measurements were as follows (amounts in thousands):

	Fair Value Measured as of March 31, 2024
	Level 1	Level 2	Total
Assets included in:
Money market funds(1)	$114,592	$—	$114,592
Commercial paper(2)	—	74,065	74,065
U.S. government and agency securities(2)	—	711,593	711,593
Corporate notes and bonds(2)	—	108,078	108,078
Total fair value	$114,592	$893,736	$1,008,328

	Fair Value Measured as of December 31, 2023
	Level 1	Level 2	Total
Assets included in:
Money market funds(1)	$115,848	$—	$115,848
Commercial paper(2)	—	80,913	80,913
U.S. government and agency securities(2)	—	723,888	723,888
Corporate notes and bonds(2)	—	147,923	147,923
Total fair value	$115,848	$952,724	$1,068,572

(1)
Money market funds are included in cash and cash equivalents on the Condensed Consolidated Balance Sheets.
(2)
Marketable securities consist of commercial paper, U.S. government and agency securities, corporate notes and bonds. As of March 31, 2024 and December 31, 2023, marketable securities with original maturities of three months or less of $76.4 million and $24.4 million, respectively, are included in cash and cash equivalents on the Condensed Consolidated Balance Sheets.

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

The Company had no financial liabilities subject to fair value measurements on a recurring basis as of March 31, 2024 and December 31, 2023.

There have been no changes to the valuation methods utilized during the three months ended March 31, 2024. As of March 31, 2024 and December 31, 2023, the carrying values of cash and cash equivalents, accounts payable and accrued liabilities approximate their respective fair values due to their short-term nature.

Marketable Securities

The following table summarizes, by major security type, the Company’s assets that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy. Amortized cost net of unrealized gain (loss) is equal to fair value as of March 31, 2024 and December 31, 2023. The fair value as of March 31, 2024 and December 31, 2023 are as follows (amounts in thousands):

	March 31, 2024
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Level 1 securities
Money market funds	$114,592	$—	$—	$114,592
Level 2 securities
Commercial paper	74,065	—	—	74,065
U.S. government and agency securities	712,564	23	(994)	711,593
Corporate notes and bonds	108,494	20	(436)	108,078
Total	$1,009,715	$43	$(1,430)	$1,008,328

	December 31, 2023
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Level 1 securities
Money market funds	$115,848	$—	$—	$115,848
Level 2 securities
Commercial paper	80,913	—	—	80,913
U.S. government and agency securities	725,301	334	(1,747)	723,888
Corporate notes and bonds	149,387	40	(1,504)	147,923
Total	$1,071,449	$374	$(3,251)	$1,068,572

Realized gains and losses and interest income from the investment are included in interest income.

The Company regularly reviews its available-for-sale marketable securities in an unrealized loss position and evaluates the current expected credit loss by considering factors such as historical experience, market data, issuer-specific factors, and current economic conditions. The following tables display additional information regarding gross unrealized losses and fair value by major security type for the 61 and 51 marketable securities in unrealized loss positions as of March 31, 2024 and December 31, 2023, respectively (amounts in thousands):

	March 31, 2024
	Less than 12 Consecutive Months		12 Consecutive Months or Longer		Total
	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value
U.S. government and agency securities	$(159)	$509,139	$(835)	$71,088	$(994)	$580,227
Corporate notes and bonds	(32)	23,223	(404)	75,975	(436)	99,198
Total	$(191)	$532,362	$(1,239)	$147,063	$(1,430)	$679,425

	December 31, 2023
	Less than 12 Consecutive Months		12 Consecutive Months or Longer		Total
	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value
U.S. government and agency securities	$(10)	$31,741	$(1,737)	$87,257	$(1,747)	$118,998
Corporate notes and bonds	(5)	13,338	(1,499)	125,524	(1,504)	138,862
Total	$(15)	$45,079	$(3,236)	$212,781	$(3,251)	$257,860

The unrealized losses were attributable to changes in interest rates that impacted the value of the investments, and not increased credit risk. During the three months ended March 31, 2024 and 2023, the Company received proceeds of $1.2 million and $1.5 million, including interest, from the sale of available-for-sale marketable securities, respectively. The Company realized immaterial gains as a result of such sales for the three months ended March 31, 2024 and 2023. The Company does not intend to sell the investments that are in an unrealized loss position, nor is it more likely than not that the Company will be required to sell the investments before the recovery of the amortized cost basis, which may be its maturity. Accordingly, the Company did not record an allowance for credit losses associated with these investments.

The estimated amortized cost and fair value of available-for-sale securities by contractual maturity as of March 31, 2024 are as follows (amounts in thousands):

	March 31, 2024
	Amortized Cost	Fair Value
Due within one year	$1,007,725	$1,006,329
Due after one year and through five years	1,990	1,999
Total	$1,009,715	$1,008,328

Note 5. Balance Sheet Components

Prepaid expenses and other current assets

Prepaid expenses and other current assets as of March 31, 2024 and December 31, 2023, consisted of the following (amounts in thousands):

	March 31,	December 31,
	2024	2023
Insurance receivable	$23,433	$—
Prepaid expenses and other	11,967	12,709
Prepaid expenses and other current assets	$35,400	$12,709

Property and Equipment

Property and equipment as of March 31, 2024 and December 31, 2023 consisted of the following (amounts in thousands):

	March 31,	December 31
	2024	2023
Computer equipment, hardware, and software	$7,110	$7,191
Furniture and fixtures	103,924	77,813
Leasehold improvements	101,102	99,524
Machinery and equipment	148,517	146,730
Construction-in-progress	74,407	89,664
Property and equipment, gross	435,060	420,922
Accumulated depreciation and amortization	(119,416)	(107,758)
Property and equipment, net	$315,644	$313,164

Depreciation and amortization expense related to property and equipment was $11.8 million and $9.2 million for the three months ended March 31, 2024 and 2023, respectively.

Accrued Liabilities

Accrued liabilities as of March 31, 2024 and December 31, 2023, consisted of the following (amounts in thousands):

	March 31,	December 31,
	2024	2023
Litigation-related accrual	$59,200	$4,000
Accrued property and equipment	5,270	3,203
Other	7,861	2,977
Accrued liabilities	$72,331	$10,180

Other Liabilities

Other liabilities as of March 31, 2024 and December 31, 2023 consisted of the following (amounts in thousands):

	March 31,	December 31,
	2024	2023
Long-term advance payments	$2,515	$2,515
Asset retirement obligation	10,558	9,471
Other liabilities	$13,073	$11,986

Note 6. Leases

The Company leases its headquarters, pre-pilot manufacturing facilities and certain equipment, with current lease terms running through 2032. The Company did not include in the calculation of the lease liability and right-of use asset at the lease inception as the exercise of the options was not reasonably certain for these leases. Fixed rent generally escalates each year, and the Company is responsible for a portion of the landlords’ operating expenses such as property tax, insurance and common area maintenance.

The Company’s leases include various operating leases expiring at various dates through September 2032 and a finance lease expiring September 2032 for the consolidated pre-pilot line. Many leases include one or more options to renew. The Company does not assume renewals in our determination of the lease term unless the renewals are deemed to be reasonably certain.

The Company’s leases do not have any contingent rent payments and do not contain residual value guarantees.

The components of lease related expense are as follows (amounts in thousands):

	Three Months Ended March 31,
Lease costs	2024	2023
Finance lease costs:
Amortization of right-of-use assets	$718	$718
Interest on lease liabilities	572	600
Operating lease costs	2,249	2,285
Variable lease costs	856	579
Total lease expense	$4,395	$4,182

The components of supplemental cash and non-cash information related to leases are as follows (amounts in thousands):

	Three Months Ended March 31,
	2024	2023
Operating outgoing cash flows - finance lease	$572	$—
Financing outgoing cash flows - finance lease	705	—
Operating outgoing cash flows - operating lease	2,188	1,599

The table below displays additional information for leases as of March 31, 2024 and December 31, 2023:

	March 31, 2024	December 31, 2023
Finance lease
Weighted-average remaining lease term - finance lease (in years)	8.5	8.8
Weighted-average discount rate - finance lease	6.06%	6.06%
Operating lease
Weighted-average remaining lease term - operating lease (in years)	8.3	8.6
Weighted-average discount rate - operating lease	6.36%	6.36%

As of March 31, 2024, future minimum payments during the next five years and thereafter are as follows (amounts in thousands):

Fiscal Year	Operating Leases	Finance Lease
2024 (remaining nine months)	$6,641	$3,855
2025	9,041	5,272
2026	9,019	5,417
2027	9,135	5,566
2028	9,404	5,719
2029	9,686	5,876
Thereafter	27,279	16,469
Total	80,205	48,174
Less present value discount	(18,839)	(10,874)
Lease liabilities	$61,366	$37,300

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

Note 7. Commitments and Contingencies

From time to time, and in the ordinary course of business, the Company is subject to certain claims, charges and litigation concerning matters arising in connection with the conduct of the Company’s business activities.

Warrants Litigation

Purported Company warrantholders filed actions against the Company in the United States District Court for the Southern District of New York alleging, among other things, that they were entitled to exercise their warrants within 30 days of the closing of the Business Combination and that the preliminary and final versions of the proxy statement/prospectus/information statement dated September 21, 2020, and November 12, 2020, were misleading and/or omitted material information concerning the exercise of the warrants. The actions have been consolidated for the purposes of discovery and motion practice. The operative consolidated complaint, filed January 21, 2022, seeks monetary damages for alleged breach of contract, securities law violations, and fraud. On September 28, 2023, the court granted in part and denied in part the parties’ respective motions for partial summary judgment. A jury trial was held in April 2024. In April 2024, the parties agreed to settle these actions. The Company accrued the settlement amount as of March 31, 2024, and included within accrued liabilities on our condensed consolidated balance sheet.

Securities Class Action Litigation

Beginning in January 2021 class action lawsuits were filed in the United States District Court for the Northern District of California by purported purchasers of Company securities. The lead plaintiff filed a consolidated complaint on June 21, 2021, which alleges a purported class that includes all persons who purchased or acquired our securities between November 27, 2020 and April 14, 2021. The consolidated complaint names the Company, its Chief Executive Officer, its Chief Financial Officer, and its Chief Technology Officer as defendants. The consolidated complaint alleges that the defendants purportedly made false and/or misleading statements and failed to disclose material adverse facts about the Company’s business, operations, and prospects, including information regarding the Company’s battery technology. On January 14, 2022, defendants’ motion to dismiss the consolidated complaint was substantially denied. On December 19, 2022, the court granted plaintiffs’ motion to certify the class. In April 2024, the parties reached an agreement in principle to settle these consolidated actions. We recorded for the three months ended March 31,2024 a net charge of $24.5 million for the potential settlement of these actions. This net charge represents the gross settlement amount of $47.5 million and $0.4 million of related legal fees, offset by a receivable of $23.4 million for amounts recoverable under our applicable insurance policies. On our condensed consolidated balance sheet as of March 31, 2024, the gross settlement amount and the related legal fees are included within accrued liabilities, and the insurance receivable is included within prepaid expenses and other current assets. This pending settlement is subject to final documentation, notice to class members, and preliminary and final approval of the court.

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

The complaint alleges that plaintiff previously sent a litigation demand to the Board and alleges that the demand has effectively been rejected. The action is currently stayed.

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

For many legal matters, particularly those in early stages, the Company cannot reasonably estimate the possible loss (or range of loss), if any. The Company records an accrual for legal matters at the time or times it determines that a loss is both probable and reasonably estimable. As of March 31, 2024, other than amounts accrued for the Securities Class Action Litigation, the amount accrued for each of the other matters was individually not material, and the aggregate amount accrued for such matters was approximately $12 million. The amounts accrued as of December 31, 2023 for legal matters were not material. Regarding matters for which no accrual has been made (including the potential for losses in excess of amounts accrued), the Company currently believes, based on its own investigations, that any losses (or ranges of losses) that are reasonably possible and estimable will not, in the aggregate, have a material adverse effect on its financial position, results of operations, or cash flows. However, the ultimate outcome of legal proceedings involves judgments, estimates, and inherent uncertainties and cannot be predicted with certainty. Should the ultimate outcome of any legal matter be unfavorable, the Company’s business, financial condition, results of operations, or cash flows could be materially and adversely affected. The Company may also incur substantial legal fees, which are expensed as incurred, in defending against legal claims.

Other commitments

The Company’s minimum purchase commitments consist of non-cancellable agreements to purchase goods and services, primarily for materials, and licenses and hosting services, entered into in the ordinary course of business.

As of March 31, 2024, future minimum purchase commitments in aggregate during the next five years and thereafter are as follows (amounts in thousands):

Fiscal Year	Minimum Purchase Commitments
2024 (remaining nine months)	$2,828
2025	4,309
2026	2,142
2027	1,418
Thereafter	—
Total	$10,697

Note 8. Stockholders’ Equity

As of March 31, 2024 and December 31, 2023, 1,350,000,000 shares, $0.0001 par value per share are authorized, of which, 1,000,000,000 shares are designated as Class A Common Stock, 250,000,000 shares are designated as Class B Common Stock, and 100,000,000 shares are designated as Preferred Stock.

Common Stock

Holders of common stock are entitled to dividends when, as, and if, declared by the Company’s Board of Directors (the “Board”), subject to the rights of the holders of all classes of stock outstanding having priority rights to dividends. As of March 31, 2024, the Company had not declared any dividends. The holder of each share of Class A Common Stock is entitled to one vote, and the holder of each share of Class B Common Stock is entitled to ten votes.

In March 2021, the Company completed an underwritten public offering of shares of its Class A Common Stock and issued 11,960,000 shares for an aggregate purchase price of $462.9 million, net of issuance costs of $15.5 million (the “March 2021 Public Offering”).

On February 28, 2023, the Company entered into separate Distribution Agreements with J.P. Morgan Securities LLC, Cowen and Company, LLC, Deutsche Bank Securities Inc. and UBS Securities LLC, as sales agents, pursuant to which the Company is able to, from time to time, issue and sell common stock with an aggregate offering price of up to $400 million (the “At-the-Market Offering”, or the “ATM offering”) under the prospectus supplement to the Form S-3 filed on February 28, 2023 (File No. 333-266419). No shares of the Company’s Class A Common Stock were sold pursuant to the ATM offering during the three months ended March 31, 2024.

In August 2023, the Company completed an underwritten public offering of 37.5 million shares of its Class A Common Stock for an aggregate purchase price of $288.2 million, net of issuance costs of $11.8 million (the “August 2023 Public Offering”).

Equity Incentive Plans

Prior to the Business Combination, the Company maintained its 2010 Equity Incentive Plan (the “2010 Plan”), under which the Company granted options and restricted stock units to purchase or directly issue shares of common stock to employees, directors, and non-employees.

Upon the closing of the Business Combination, awards under the 2010 Plan were converted at an exchange ratio of 4.02175014920, and assumed into the 2020 Equity Incentive Award Plan (the “2020 Plan”, and together with the 2010 Plan, the “Plans”). The 2020 Plan permits the granting of awards in the form of incentive stock options, nonqualified stock options, stock appreciation rights, restricted shares, restricted stock units and performance awards to employees, directors, and non-employees.

As of March 31, 2024, 109,465,480 shares of Class A Common Stock are authorized for issuance pursuant to awards under the 2020 Plan, plus any shares of Class A Common Stock subject to stock options, restricted stock units or other awards that were assumed in the Business Combination and terminate as a result of being unexercised or are forfeited or repurchased by the Company, with the maximum number of shares to be added to the 2020 Plan equal to 69,846,580 shares of Class A Common Stock.

Stock Options

Stock option activity under the Plans, including the EPA Program discussed below, is as follows:

	Number of Shares Outstanding (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Intrinsic value (in thousands)
Balance as of December 31, 2023(1)	42,141	$9.60	5.48
Cancelled and forfeited(2)	(8,399)	23.04	—
Exercised	(1,201)	1.62	—
Balance as of March 31, 2024	32,541	$6.43	4.68	$108,004
Vested and expected to vest as of March 31, 2024(3)	28,510	$4.08	4.26	$108,004
Vested and exercisable as of March 31, 2024	25,083	$2.02	3.83	$107,134

(1) This includes 15.1 million options granted and outstanding as of December 31, 2023 pursuant to the EPA Program.

(2) This represents 8.4 million options forfeited under the EPA Program.

(3) This includes 2.7 million options granted pursuant to the EPA Program that are currently expected to vest. None of the options granted pursuant to the EPA Program were vested and exercisable as of March 31, 2024.

There were no options granted during the three months ended March 31, 2024 or March 31, 2023. The aggregate intrinsic value of options exercised during the three months ended March 31, 2024 and 2023 was $6.3 million and $31.2 million, respectively.

Excluding options granted pursuant to the EPA Program, as of March 31, 2024, the Company had stock-based compensation of $1.9 million related to unvested stock options not yet recognized that are expected to be recognized over an estimated weighted average period of 1.1 years.

EPA Program

In December 2021, the Company granted stock options for the purchase of an aggregate of approximately 14.7 million shares of the Company’s Class A Common Stock to the Company’s Chief Executive Officer at the time and other members of the Company’s management team pursuant to the EPA Program that was approved by the Company’s stockholders in December 2021. In December 2022, the remaining 2.1 million stock options under the EPA Program were granted to members of the Company’s management team under the same terms as those in the initial grant in 2021, representing the final grant pursuant to the EPA Program approved in December 2021. The EPA Program consists of five equal tranches (each a “Tranche”) that vest if the Company meets certain business milestones (performance conditions) and stock price targets (market conditions).

Business Milestones

The compensation committee of the Board selected the following 11 business milestones for the EPA Program, of which one new business milestone must be achieved for each Tranche.

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

Vesting Tranches

Each of the five Tranches vest only if the Company first achieves a new business milestones from the 11 identified business milestones, and then achieves the next applicable stock price target within 10 years of the initial grants. Additionally, in order to vest in any Tranche, the participant generally must continue to provide service through the date of vesting in the same position, or a similar or higher role, as when the EPA Program awards are granted.

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

The Company accounts for the compensation expense associated with each Tranche when it determines that achievement of a related business milestone is considered probable. As of March 31, 2024, the business milestone for one Tranche had been achieved; however, because the related stock price target has not yet been achieved, no shares have vested to date. As of March 31, 2024, one other Tranche was considered probable.

In February 2024, the 8.4 million stock options granted to Mr. Jagdeep Singh under the Company’s EPA Program forfeited in accordance with the contractual terms upon the termination of his employment. For the three months ended March 31, 2024, the Company recorded a credit in stock-based compensation expense of $14.9 million for the EPA Program, primarily due to the reversal of the previously recognized expense of $16.0 million for the options where the requisite service period had not been completed at the time of forfeiture. For the three months ended March 31, 2023, the Company recorded stock-based compensation expense of $7.7 million related to the EPA Program. As of March 31, 2024, the Company had approximately $12.4 million of total unrecognized stock-based compensation expense for the business milestones currently achieved or considered probable of achievement, which will be recognized over an estimated weighted-average period of 2.8 years. As of March 31, 2024, the Company had approximately $63.5 million of total unrecognized stock-based compensation expense for the business milestones currently considered not probable of achievement.

Restricted Stock Units Activities

In 2023, the Company granted 4.4 million shares of restricted stock units with service and performance conditions (“PSU”) to members of the Company’s management team and certain other employees under the Company’s 2020 Plan. The performance conditions for these PSUs are related to the Company’s product development milestones through May 2026. These PSUs will expire in May 2026 if performance conditions are not met. During the three months ended March 31, 2024, the Company granted 1.5 million shares of PSUs to Dr. Siva Sivaram in connection with his appointment as Chief Executive Officer (“CEO”). The performance conditions for these PSUs are related to the Company’s product development milestones through May 2027. These PSUs will expire in May 2027 if performance conditions are not met. For the three months ended March 31, 2024 and 2023, the Company recorded stock-based compensation expense of $5.2 million and $2.9 million, respectively, related to these PSUs, for the product development milestones currently considered probable of achievement.

The Company’s 2023 Bonus Plan was settled in the form of restricted stock units to employees upon the achievement of certain service and performance conditions. These performance conditions are related to the Company’s product development, operational, and business milestones for 2023. The stock-based compensation expense related to the 2023 Bonus Plan were recorded as liabilities under Accrued compensation and benefits prior to the payout. In February 2024, approximately 3.1 million restricted stock units were granted and vested under the 2023 Bonus Plan for the final payout, resulting in $20.2 million in additional paid in capital. For the three months ended March 31, 2024 and 2023, the Company recorded stock-based compensation expense of $2.6 million and $3.8 million, respectively, related to the 2023 Bonus Plan.

A portion of the Company’s 2024 Bonus Plan will be settled in the form of restricted stock units to eligible employees upon the achievement of certain service and performance conditions. For the three months ended March 31, 2024, the Company recorded an immaterial stock-based compensation expense related to the 2024 Bonus Plan for the performance conditions currently considered probable of achievement, which is under Accrued compensation and benefits in the condensed consolidated balance sheet as of March 31, 2024, and will be reclassified to additional paid-in capital upon issuance of the restricted stock units. No shares have been granted under the 2024 Bonus Plan as of March 31, 2024.

Restricted stock units with service conditions only (“RSU”) and PSU activities under the Plans are as follows:

	RSUs Outstanding		PSUs Outstanding
	Number of Units (in thousands)	Weighted Average Grant Date Fair Value	Number of Units (in thousands)	Weighted Average Grant Date Fair Value
Balance as of December 31, 2023	23,003	$9.99	4,319	$7.65
Granted	1,689	7.21	4,599	6.70
Vested	(2,121)	11.20	(3,134)	6.45
Forfeited	(293)	10.12	(46)	7.87
Balance as of March 31, 2024	22,278	$9.75	5,738	$7.56

The fair value of RSUs which vested during the three months ended March 31, 2024 and March 31, 2023 was $15.3 million and $18.8 million, respectively. The fair value of PSUs which vested during the three months ended March 31, 2024 was $20.2 million, which was the final payout under the 2023 Bonus Plan. No PSUs vested during the three months ended March 31, 2023.

As of March 31, 2024, unrecognized compensation costs related to unvested RSUs and PSUs were $199.4 million and $22.4 million, respectively, and are expected to be recognized over a weighted average period of 2.4 years and 1.1 years, respectively.

Stock-Based Compensation Expense

Total stock-based compensation expense recognized in the accompanying Condensed Consolidated Statements of Operations and Comprehensive Loss for all awards is as follows (amounts in thousands):

	Three Months Ended March 31,
	2024	2023
Research and development	$20,648	$19,236
General and administrative	(1,361)	18,754
Total stock-based compensation expense	$19,287	$37,990

Note 9. Earnings (Loss) Per Share

Basic net loss per share is computed by dividing the net loss by the weighted-average number of shares of common stock outstanding during the period. Diluted earnings per share adjusts basic earnings per share for the potentially dilutive impact of stock options and warrants. As the Company has reported a loss for the three months ended March 31, 2024 and 2023, potentially dilutive securities including stock options and warrants, are antidilutive and accordingly, basic net loss per share equals diluted net loss per share.

The following table sets forth the computation of basic and diluted loss per Class A Common Stock and Class B Common Stock (amounts in thousands, except per share amounts):

	Three Months Ended March 31,
	2024	2023
Numerator:
Net loss attributable to common stockholders	$(120,648)	$(104,647)
Denominator:
Weighted average Class A and Class B Common Stock outstanding - Basic and Diluted	496,145	440,085
Net loss per share attributable to Class A and Class B Common stockholders - Basic and Diluted	$(0.24)	$(0.24)

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

The following table presents the potential common stock outstanding that was excluded from the computation of diluted net loss per share of common stock as of the periods presented because including them would have been antidilutive (amounts in thousands):

	As of March 31,
	2024	2023
Options	32,541	45,179
RSUs	22,278	19,440
PSUs	9,704	6,179
Total	64,523	70,798

Note 10. Joint Venture and Redeemable Non-Controlling Interest

As described in Note 2, Summary of Significant Accounting Policies, in September 2018, Legacy QuantumScape entered into a JVA, which was amended in 2020, with VWGoA and VGA and formed QSV. The Company has determined that the entity was a VIE with a related party, and the Company’s operations were more closely associated with QSV. As such, the Company consolidates QSV for financial reporting purposes, and a non-controlling interest is recorded for VGA’s interest in the net assets and operations of QSV’s operations to the extent of the VGA investment. The Company’s Condensed Consolidated Balance Sheets includes $3.6 million and $3.5 million cash and cash equivalents of QSV as of March 31, 2024 and December 31, 2023, respectively. Although the Company has consolidated the net assets of QSV, it has no right to the use of those assets for its standalone operations.

The following table sets forth the change in redeemable non-controlling interest for the three months ended March 31, 2024 and 2023 (amounts in thousands):

Redeemable Non-Controlling Interest
Balance as of December 31, 2023	$1,770
Net income attributable to redeemable non-controlling interest in QSV	20
Balance as of March 31, 2024	$1,790

Redeemable Non-Controlling Interest
Balance as of December 31, 2022	$1,704
Net income attributable to redeemable non-controlling interest in QSV	16
Balance as of March 31, 2023	$1,720

Pursuant to the agreement with VWGoA, the Company has reserved $134.0 million to fund its expected equity contributions to QSV, which amounts are included in cash and cash equivalents and marketable securities in the accompanying Condensed Consolidated Balance Sheets as of March 31, 2024.

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

We are a development-stage company with no revenue to date, have incurred a net loss from operations of approximately 131.9 million for the three months ended March 31, 2024, and an accumulated deficit of approximately $3.0 billion from our inception through March 31, 2024. We expect to incur significant expenses and continuing losses for the foreseeable future.

Key Trends, Opportunities and Uncertainties

We are a pre-revenue company. We believe that our performance and future success depend on several factors that present significant opportunities for us but also pose significant risks and challenges, including those discussed below and in the section titled “Risk Factors” appearing elsewhere in this Report.

Product Development

We have demonstrated capabilities of our solid-state electrolyte-separator and battery technology in single-layer and multilayer cell cycling data, and in 2022, shipped our first 24-layer A0 prototype battery cells to multiple automotive OEMs for testing. Following that shipment, we continued focusing our research and development on subsequent generations of prototype samples incorporating advances in cell functionality, process and reliability, as well as bringing online the manufacturing capability of our consolidated QS-0 pre-pilot line. In 2023, we introduced our first targeted commercial product, QSE-5, a cell with a capacity of approximately 5 amp-hours.

Our research and development currently includes programs for the following areas:

•
Continued improvement of our prototype cells’ energy density. We believe our battery technology may provide significant improvements in energy density compared to today’s conventional lithium-ion batteries. We have been working to address this opportunity in several ways, including increasing the cathode capacity loading and packaging efficiency of our multilayer cells. To increase cathode capacity loading, we need to address several technical challenges, including coating cathode electrodes with higher mass loading while maintaining quality, calendaring the cathodes to the necessary thickness, optimizing cathode microstructure, and ensuring good catholyte interface with active material while still meeting our targeted charge and discharge power. To enhance packaging efficiency, we have been working to improve the ratio of active materials of the battery to its inactive materials by, among other things, tightening tolerances between the individual cell components, reducing the thickness of elements of the cell stack, and minimizing or eliminating inactive materials or spaces inside the cell package — all without adversely impacting overall performance of the cells.
•
Continued improvement of the cathode. Our cathodes use a conventional cathode active material such as nickel-manganese-cobalt (NMC) mixed with a catholyte. We plan to benefit from industry cathode chemistry improvements and/or cost reduction, which in the future may include use of other cathode active materials, including cobalt-free compositions, including lithium-iron-phosphate (LFP), as well as cathode processing advances such as dry electrode processing. Over the years, we have developed catholytes made of differing mixtures of organic liquid electrolyte in an effort to optimize performance across multiple metrics such as voltage, temperature, power, and safety, among others. We continue to test solid, gel and liquid catholytes in our cells. The solid catholyte is part of our ongoing research and development investigation into inorganic catholytes. Our solid-state catholyte platform is being designed to enable high rates of charge and discharge for even thicker cathode electrodes, which when combined with a lithium-metal anode, may further increase cell energy densities.

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
•
Multilayering. We have demonstrated capabilities of our solid-state electrolyte-separator and battery technology in single-layer and multilayer solid-state cells in commercially relevant areas (ranging from approximately 60x75mm to 70x85mm), and in 2022, shipped 24-layer A0 prototype battery cells to multiple automotive OEMs for testing. In order to advance the maturity of our prototype cells and produce commercially viable solid-state battery cells, we must produce battery cells with dozens of layers to achieve target cell capacities set by our customers and may have to increase cell layer count; while we target our first commercial product, QSE-5, to have approximately 5 amp-hours of capacity, the exact number of layers and dimensions will vary and depend upon customer specifications, cell design considerations, and other factors. We will need to overcome production challenges to produce sufficient volumes of our solid-state electrolyte-separators and prototype battery cells to complete development of our first commercial product and for customer evaluation and product qualification purposes, as well as subsequent cell designs that may require increased layer counts.

Our team of scientists, engineers, technicians, and other staff is highly motivated and committed to solving these challenges ahead. However, any delays in the completion of these tasks will require additional cash use and delay market entry. As we expand the capabilities of our consolidated pre-pilot line (“QS-0”) that we are currently building out and bringing up in San Jose, California, we expect our rate of cash utilization to also increase significantly.

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

We are focused on the throughput and capability of QS-0. As part of the continued expansion of our throughput we are automating our manufacturing process and purchasing larger-scale battery-cell manufacturing equipment. We will need to substantially improve our battery cell manufacturing processes to increase throughput required for higher numbers of battery cells and to achieve the cost, performance and volume levels required for commercial shipments.

QS-0 is intended to serve three purposes. First, QS-0 is intended to provide a sufficient quantity of solid-state electrolyte-separator and cells for internal development and customer sampling. Second, QS-0 is intended to provide the basis for continued manufacturing process development and to help inform equipment selection and specifications for future manufacturing activities. Delays in the successful buildout of QS-0 may impact both our development and future scale-up timelines. And third, as we continue to build out our manufacturing capabilities, we target the initial production of QSE-5 cells made available for sale to a third party.

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

We have demonstrated the performance capabilities of our solid-state electrolyte-separator and battery technology in single-layer and multilayer solid-state cells in commercially relevant areas (ranging approximately from 60x75mm to 70x85mm), and in 2022, shipped our first 24-layer A0 prototype battery cells to multiple automotive original equipment manufacturers (“OEM”). We will work to continue improving quality, consistency, reliability, throughput and safety and optimize all components of the cell. We will continue to work to further develop and validate the volume manufacturing processes to enable higher volume manufacturing and minimize manufacturing costs. Finally, we intend for the building out of QS-0 to serve as the basis for continued manufacturing process development for the subsequent scale up of our manufacturing capabilities.

Our joint venture agreement with Volkswagen provides for the commercialization of our solid-state battery cells to occur in two phases. The first phase is the construction of a 1GWh pilot-production line (“QS-1”) upon the delivery and validation of certain milestones for our solid-state battery cells. The second phase is a subsequent expansion to 21GWh target line (“QS-1 Expansion”). While Volkswagen is the first automotive OEM that we signed an agreement with the goal of commercializing vehicles using our battery technology, we intend to continue working closely with other OEMs to make our solid-state battery cells widely available over time. In addition to Volkswagen, we have signed customer sampling agreements with a number of other OEMs, ranging from leading manufacturers by global revenue to premium performance and luxury carmakers, to collaborate with us in the testing and validation of our solid-state battery cells with the goal of providing such cells to the OEM for inclusion into pre-production prototype vehicles and ultimately into serial production vehicles. We are currently focused on automotive EV applications, which have among the most stringent sets of requirements for batteries. However, we recognize that our solid-state battery technology has applicability in other large and growing markets including stationary storage and consumer electronics such as smartphones and wearables and intend to explore opportunities in those areas as appropriate.

We believe that our technology enables a variety of business models. In addition to joint ventures, such as the one with Volkswagen, we may operate solely-owned manufacturing facilities or license technology to other manufacturers. We intend to continue to invest in research and development to improve battery cell performance, improve manufacturing processes, and reduce cost.

Access to Capital

Based on our current business plan, we believe that our cash resources will last into the second half of 2026. In July 2022, we filed a shelf registration statement on Form S-3 with the SEC (File No. 333-266419) (the “Form S-3”), which the SEC declared effective in August 2022, for the offer and sale of Class A Common Stock, preferred stock, depositary shares, debt securities, warrants, subscription rights, purchase contracts and units in one or more offerings and in any combination for an aggregate offering price of up to $1 billion. In February 2023, we filed a prospectus supplement to the Form S-3 for the issuance and sale of our Class A Common Stock from time to time for an aggregate offering price of up to $400 million (the “ATM offering”). No shares of our Class A Common Stock were sold pursuant to the ATM offering during the three months ended March 31, 2024. In August 2023, we completed an underwritten public offering of 37.5 million shares of our Class A Common Stock for an aggregate purchase price of $288.2 million, net of issuance costs of $11.8 million (the “August 2023 Public Offering”).

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

Operating Expenses

Research and Development Expense

To date, our research and development expenses have consisted primarily of personnel-related expenses for scientists, experienced engineers and technicians as well as costs associated with the expansion and ramp up of our engineering and facilities supporting QS-0 in San Jose, including the material and supplies to support the product development and process engineering efforts. As we ramp up our engineering operations to complete the development of our solid-state, lithium-metal batteries and required process engineering to meet automotive cost targets, we anticipate that research and development expenses will increase significantly for the foreseeable future as we continue to invest in additional plant and equipment for product development (e.g., multilayer cell stacking, packaging engineering), building prototypes, and testing of battery cells as our team works to meet the full set of automotive product requirements. We also recognize significant non-cash stock-based compensation to employees directly involved in research and development activities. For stock-based compensation awards with performance and market conditions, such as the awards granted under our Extraordinary Performance Award Program (the “EPA Program”) in December 2022 and 2021, and for stock-based compensation awards with performance conditions, such as the restricted stock units with performance conditions (“PSU”) granted in 2023 and 2024, the non-cash expense recognized is based on a probability assessment of the performance conditions, and as such, research and development expenses may fluctuate in the future as the performance conditions are re-assessed at each reporting period. Further, should the stated market conditions of the EPA Program grants be achieved prior to the expected achievement period, we may accelerate the stock-based compensation expense recognized, which could result in significant fluctuations in research and development expense recognized in the future. For more information on the EPA Program grants and PSUs, see Note 8, Stockholders’ Equity, to our unaudited condensed consolidated financial statements elsewhere in this Report.

As we ramp up toward commercial manufacturing operations, we will begin to incur expenses that are directly associated with manufacturing, including allocation of indirect costs from research and development.

General and Administrative Expense

General and administrative expenses consist mainly of personnel-related expenses for our executive, sales and marketing, insurance and other administrative functions as well as outside professional services, including legal, accounting and other advisory services. We have expanded our personnel headcount and we are continuing to expand our supporting systems, in anticipation of planning for and supporting the ramp up of commercial manufacturing operations and due to the ongoing requirements of being a public company. Accordingly, we expect our general and administrative expenses to increase in the near term and for the foreseeable future. Upon commencement of commercial operations, we also expect general and administrative expenses to include customer and sales support and advertising costs. We also recognize significant non-cash stock-based compensation to executives and certain employees. The non-cash expenses recognized for EPA Program grants and PSUs are based on a probability assessment of the performance conditions, and as such, general and administrative expenses may fluctuate in the future as the performance conditions are re-assessed at each reporting period. Further, should the stated market conditions of the EPA Program awards be achieved prior to the expected achievement period, we may accelerate the stock-based compensation expense recognized, which could result in significant fluctuations in general and administrative expense recognized in the future.

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

Results of Operations

Comparison of the Three Months Ended March 31, 2024 to the Three Months Ended March 31, 2023

The following table sets forth our historical operating results for the periods indicated (amounts in thousands):

	Three Months Ended March 31,		$	%
	2024	2023	Change	Change
Operating expenses:
Research and development	$83,847	$76,941	$6,906	9%
General and administrative	48,054	33,037	15,017	45%
Total operating expenses	131,901	109,978	21,923	20%
Loss from operations	(131,901)	(109,978)	(21,923)	20%
Other income (loss):
Interest expense	(572)	(600)	28	(5)%
Interest income	12,065	6,277	5,788	92%
Other expense	(220)	(330)	110	(33)%
Total other income (loss):	11,273	5,347	5,926	111%
Net loss	(120,628)	(104,631)	(15,997)	15%
Less: Net income attributable to non-controlling interest	20	16	4	25%
Net loss attributable to common stockholders	$(120,648)	$(104,647)	$(16,001)	15%

Research and Development

The increase in research and development expense in the three months ended March 31, 2024 compared to the three months ended March 31, 2023 primarily resulted from an increase of $2.7 million related to depreciation and amortization, an increase of $2.6 million in personnel cost to support our battery technology development, and a non-cash stock-based compensation expense increase of $1.4 million primarily due to the net effect of restricted stock units granted subsequent to March 31, 2023, primarily offset by full amortization of awards.

General and Administrative

The increase in general and administrative expenses in the three months ended March 31, 2024 compared to the three months ended March 31, 2023 primarily resulted from the $24.5 million litigation settlement accrual for the Securities Class Action Litigation described in Note 7, Commitments and Contingencies, to the condensed consolidated financial statements elsewhere in this Report, and an increase of $10.6 million in charges related to other legal matters, professional fees, outside services and office administration, offset by a non-cash stock-based compensation expense decrease of $20.1 million primarily due to the reversal of the previously recognized expense of $16.0 million for the options for Mr. Jagdeep Singh where the requisite service period had not been completed at the time of forfeiture upon the termination of his employment.

Other Income (Expense)

Interest Income

The increase in interest income during the three months ended March 31, 2024 compared to the three months ended March 31, 2023 was mainly due to an increase in investment and interest rates.

Other Income (Expense)

Other income (expense) for the three months ended March 31, 2024 consisted of foreign currency exchange gain. Other expense for the three months ended March 31, 2023 primarily consisted of foreign currency exchange loss and other miscellaneous expenses.

Liquidity and Capital Resources

As of March 31, 2024 and December 31, 2023, our principal sources of liquidity were our cash and cash equivalents and marketable securities in the amount of approximately $1.0 billion and $1.1 billion, respectively. Our cash equivalents are invested in U.S. money market funds, U.S. Treasury bonds and commercial paper. Our marketable securities are invested in U.S. Treasury notes and bonds, commercial paper, and corporate notes and bonds.

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

During the year ended December 31, 2023, we completed the August 2023 Public Offering of 37.5 million shares of our Class A Common Stock and received net proceeds of $288.2 million.

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

In February 2023, we filed a prospectus supplement to the Form S-3 for the issuance and sale of our Class A Common Stock from time to time for an aggregate offering price of up to $400 million through J.P. Morgan Securities LLC, Cowen and Company, LLC, Deutsche Bank Securities Inc. and UBS Securities LLC, as the sales agents. We entered into Distribution Agreements with each of these sales agents in February 2023, in connection with the offering. We have up to three years from the date of the Distribution Agreements to sell the shares, however we are not obligated to sell any such shares. Any proceeds from the sale of shares will be used for working capital and other general corporate purposes and would further extend our forecasted cash runway. No shares of our Class A Common Stock were sold pursuant to the ATM offering during the three months ended March 31, 2024.

Cash Flows and Material Cash Requirements

The following table provides a summary of our cash flow data for the periods indicated (amounts in thousands):

	For the Three Months Ended March 31,
	2024	2023
Net cash used in operating activities	$(57,945)	$(62,319)
Net cash provided by investing activities	106,499	64,086
Net cash provided by financing activities	1,243	4,050

Operating Activities

Our cash flows used in operating activities to date have been primarily driven by the growth in our underlying business to support the research and development of next-generation battery technology. Ahead of starting the pre-pilot and pilot production line operations, we expect our cash used in operating activities to increase significantly before we start to generate any material cash flows from our business. To support our research and development activities and our plan to expand our pre-pilot manufacturing capability, we are expecting cash payments of approximately $8.9 million during the next twelve months and approximately $71.3 million thereafter for the operating lease commitments as of March 31, 2024. From time to time, we also enter into non-cancellable service and purchase commitments. We are expecting cash used in operating activities to include payments of approximately $4.0 million in the next twelve months and approximately $6.7 million thereafter through 2027 for our non-cancellable commitments as of March 31, 2024. As we complete the development of our solid-state, lithium-metal batteries and required process engineering to meet automotive cost targets, we anticipate that research and development operating expenses will increase significantly for the foreseeable future.

Cash used in operating activities for the three months ended March 31, 2024 was primarily driven by a net loss of $120.6 million, offset by non-cash expense of $19.3 million related to stock-based compensation, non-cash expense of $12.0 million related to depreciation and amortization, non-cash lease expense and amortization of right-of-use assets of $2.0 million. Cash used in the operating activities was further driven by an increase of $22.7 million in prepaid expenses, other current assets and other assets, and $8.2 million in amortization of premiums and accretion of discounts on marketable securities, and offset by an increase of $61.6 million in accounts payable, accrued liabilities, and accrued compensation and benefits.

Cash used in operating activities for the three months ended March 31, 2023 was primarily driven by a net loss of $104.6 million, offset by non-cash expense of $38.0 million related to stock-based compensation, non-cash expense of $9.5 million related to depreciation and amortization, non-cash lease expense and amortization of right-of-use assets of $1.9 million. Cash used in the operating activities was partially driven by a net decrease of $4.1 million in accounts payable, accrued liabilities, and accrued compensation and benefits.

Investing Activities

Our cash flows from investing activities to date have been comprised of purchases of property and equipment and purchases, maturities and sales of our marketable securities. We expect the level of capital investment to increase substantially in the near future as we acquire the property and equipment for and build out our consolidated QS-0 pre-pilot line.

Cash provided by investing activities for the three months ended March 31, 2024 primarily consists of proceeds from the maturity and sale of marketable securities of $384.6 million and $1.2 million, respectively. These were offset by $265.3 million used for the purchase of marketable securities and $14.1 million used for the purchase of various property and equipment, primarily to support our research and development activities.

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

Financing Activities

Our cash flows from financing activities primarily consist of proceeds from the issuance of common stock and exercise of stock options. Finance lease commitment for QS-0 will result in net cash payments of $5.2 million in the next twelve months and payments of $43.0 million thereafter.

Cash provided by financing activities during the three months ended March 31, 2024 is primarily due to $1.9 million received from the exercise of stock options.

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

We consider an accounting judgment, estimate or assumption to be critical when (1) the estimate or assumption is complex in nature or requires a high degree of judgment and (2) the use of different judgments, estimates and assumptions could have a material impact on the condensed consolidated financial statements. Our significant accounting policies are described in Note 2, Summary of Significant Accounting Policies, to our audited consolidated financial statements included in our Annual Report.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes to the Company’s market risk during the three months ended March 31, 2024. For a discussion of the Company’s exposure to market risk, refer to the Company’s market risk disclosures set forth in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” of our Annual Report.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2024, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended March 31, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
•
From time to time, we are involved in litigation, regulatory actions or government investigations and inquiries, which could have an adverse impact on our profitability and consolidated financial position.
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

To achieve target energy density, we need to assemble multiple cell layers, enclose them within a single battery package, improve the cathode capacity loading, and address related technical challenges. Depending upon our customer’s requirements, our battery cell may require dozens of layers within each battery package. We have tested single-layer and multilayer cells in commercially relevant areas that measure approximately 60x75mm to 70x85mm, and shipped our first 24-layer A0 prototype battery cells in 2022. While we target our first commercial product, QSE-5, to have a capacity of approximately 5 amp-hours, the exact capacity, number of layers and dimensions will vary and depend upon specific customer preference, cell design considerations, and other factors. We will need to overcome production challenges to produce sufficient volumes of our solid-state electrolyte-separators and prototype battery cells to complete development of our first commercial product and for customer evaluation and product qualification purposes, as well as subsequent cell designs that may require increased layer counts. We will need to produce these cells at improved yields without compromising performance, and while solving related packaging and reliability challenges in a way that is scalable and low-cost. There are significant engineering and mechanical challenges that we must overcome to advance the development of our battery cells. In addition, we have been and will continue to acquire certain equipment that we currently do not possess and to develop the manufacturing process necessary to make these multilayer battery cells at high volumes. If we are not able to overcome these developmental hurdles in building our multilayer cells, our business is likely to fail.

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

In addition, we must advance our manufacturing processes to include more automation, such as automated film handling and stacking, and to use higher volume equipment and processes, such as moving to larger continuous flow equipment. We must also continue process development and innovation efforts toward substantially shortening cycle time, improving process control, and reducing consumables (including energy usage), toward the target end goal of increasing the quality, consistency, reliability and throughput of our solid-state electrolyte-separators and battery cells. We may encounter delays or unexpected challenges in the delivery, installation and operation of the new equipment. Examples include global supply chain issues that impact our equipment suppliers, supplier non-performance and equipment damage in transit. These challenges may be exacerbated in situations where we source certain of our materials and equipment exclusively from one or a few suppliers. Further, we must build QS-0 to provide a sufficient quantity of solid-state electrolyte-separators and cells for internal development, customer sampling, and initial commercial production, and finally, we need to build out QS-0 to serve as the basis for continued manufacturing process development for the subsequent scale up of our manufacturing capabilities. We could encounter significant delays and cost overruns related to planning, permitting, construction, equipment installation and qualification, utilities infrastructure installation, and operations start-up of our manufacturing facilities, including those containing our QS-0 line. For example, we have experienced short-term power outages at our San Jose facilities that have been resolved but similar disruptions may occur in the future; delays associated with material shortage and backups at key shipping ports could impact the capacity at which we can run the facility; and certain of our construction contractors have previously reported delays due to labor strikes of their employees that have been resolved for now but may reoccur in the future. We must substantially improve our manufacturing processes to increase yield and throughput to achieve the cost, performance and volume levels required for commercial shipments.

In addition, our multilayer battery cells must simultaneously satisfy all of the commercial and safety requirements of our customers. Our solid-state battery cell uses a ceramic electrolyte-separator which we believe is safer than conventional polymer separators. From time to time, we run a suite of safety tests on our prototype cells. Although certain of our prototype cells have passed these automotive safety tests, some of these cells have been tested to the point of failure when subject to additional modified test conditions. Moreover, these safety test results for our prototype cells are not necessarily representative of those of subsequent generations of our cells since safety is a function of a cell’s materials composition, which changes from one generation of cells to the another. Additional safety tests need to be performed as our materials and processes evolve and we also need to test a much larger sampling of cells to ensure statistical significance.

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

We expect to incur significant costs related to procuring materials required to manufacture and assemble our batteries. We expect to use various materials in our batteries that will require us to negotiate purchase agreements and delivery lead-times on advantageous terms. We may not be able to control fluctuation in the prices for these materials or negotiate agreements with suppliers on terms that are beneficial to us. Our business depends on the continued supply of certain proprietary materials for our products. We are exposed to multiple risks relating to the availability and pricing of such materials and components, including reliance upon our vendors to construct and produce equipment to increase volumes, which may lead to delays or the requirement that we make additional upfront payments. Substantial increases in the prices for our raw materials or components, which may be expected, particularly if inflation rates continue at the high levels seen in 2022 and 2023, would increase our operating costs and negatively impact our prospects. For example, our shipping costs have increased as suppliers have applied fuel surcharges. Costs for certain key raw materials and components have also increased due to fluctuations in global commodity prices. Our suppliers’ increasing labor costs have also contributed to rising prices.

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

There is no assurance that we will be able to complete the development of the solid-state battery cells in the time frame required by the joint venture arrangements or to satisfy Volkswagen’s business needs. If we do not complete this development in a timely manner, Volkswagen may terminate its participation in the joint venture. Our joint venture arrangements with Volkswagen provide a framework for our cooperation and requires that we and Volkswagen enter into certain additional arrangements regarding the purchase by the joint venture of solid-state electrolyte-separators from us, the purchase and pricing of the solid-state battery cells that will be produced by the joint venture and sold to Volkswagen, and the terms for licensing our technology to the joint venture. There can be no assurance that we will be able to agree with Volkswagen on these key elements on terms that are financially beneficial for us or that we will be able to enter into the additional arrangements, including any purchase orders, with Volkswagen for commercialization under the joint venture arrangements.

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

Volkswagen may have economic, business or legal interests or goals that are inconsistent with our goals. Any significant disagreements with Volkswagen may impede our ability to maximize the benefits of our partnerships and slow the commercialization of our solid-state battery. Our joint venture arrangements may require us, among other things, to pay certain costs or to make certain capital investments or to seek Volkswagen’s consent to take certain actions. In addition, if Volkswagen is unable or unwilling to meet its economic or other obligations under the joint venture arrangements, we may be required to either fulfill those obligations alone to ensure the ongoing success of the joint venture or to dissolve and liquidate the joint venture. These factors could result in a material adverse effect on our business and financial results. In 2022, Volkswagen announced the formation of PowerCo. SE, a company intended to consolidate its activities along the value chain for batteries – from processing raw materials to developing a unified Volkswagen battery to managing the European gigafactories. We cannot predict the extent to which PowerCo. SE’s activities may pose a competitive risk to, or otherwise be in conflict with, our business. Frank Blome, the CEO of PowerCo and former Head of Volkswagen’s Center of Excellence for Battery Cells is a member of our board of directors.

If the Put or Call Rights under our joint venture agreements with Volkswagen are exercised, or if the joint venture with Volkswagen is otherwise terminated, Volkswagen’s purchase commitment will be terminated and our business could be harmed.

The joint venture structure we agreed to with Volkswagen is intended, in part, to protect our intellectual property. Certain key battery technology will continue to be owned by us and will be provided to the joint venture through a limited license for purposes of QS-1. We and Volkswagen still need to agree on the license terms for this battery technology license for QS-1 Expansion. The joint venture terminates upon the earliest to occur of (i) Volkswagen exercising specified put rights in the event of, amongst others, (a) a change of control of our company, or (b) the failure by us to meet specified development milestones within certain timeframes, (ii) us exercising specified call rights or Volkswagen exercising specified put rights if, among other things, the parties cannot agree to commercial terms for QS-1 or QS-1 Expansion within certain timeframes, (iii) a certain date after commencement of production of a Volkswagen series production vehicle using our battery cells (or an alternative end date if no such production was commenced after certain technical milestones with respect to our battery cell technology were reached) and (iv) December 31, 2028. In addition, the parties may mutually agree to terminate the JVA.

The commercialization timeline originally contemplated in 2018 by the joint venture agreements, and by subsequent amendments, has changed, and at the time of filing of our Annual Report on Form 10-K for the year ended December 31, 2022, certain milestones contemplated by the joint venture agreements had not been met. As a result, Volkswagen’s right to exercise its put rights has been triggered. If Volkswagen exercises such rights, the joint venture with Volkswagen and Volkswagen’s commitments to purchase output capacity from the joint venture would terminate, and we would be obligated to purchase Volkswagen’s interest in the joint venture for its book value. As of March 31, 2024, the book value of this interest was approximately $1.8 million and is recorded as a redeemable non-controlling interest in our Consolidated Balance Sheets. To the extent that we and Volkswagen allocate additional money to the joint venture in the future, the cost to us of a decision by Volkswagen to exercise its put rights would increase. There can be no assurance that Volkswagen will not decide to exercise these or any other put rights that it may have in the future with respect to its interest in the joint venture.

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

As of March 31, 2024, our executive officers, directors and their affiliates as a group and each of our stockholders who own 5% or more of our outstanding Class A Common Stock or our Class B Common Stock (together, the “Common Stock”), in the aggregate, beneficially own approximately 23.9% of our Class A Common Stock and 93.6% of our Class B Common Stock outstanding, representing approximately 61.8% of the vote. As a result, these stockholders, including Volkswagen, will be able to exercise a significant level of control over all matters requiring stockholder approval, including the election of directors, any amendment of our Amended and Restated Certificate of Incorporation (the “Certificate of Incorporation”) and approval of significant corporate transactions. In addition, Volkswagen holds the right to designate two directors to our Board. This control could have the effect of delaying or preventing a change of control or changes in our management and will make the approval of certain transactions difficult or impossible without the support of these stockholders and of their votes.

Our Intellectual Property Risks

We rely heavily on our intellectual property portfolio. If we are unable to protect or assert our intellectual property, our business and competitive position would be harmed.

We may not be able to prevent unauthorized use of our intellectual property, which could harm our business and competitive position. We rely upon a combination of the intellectual property protections afforded by patents, trademarks and trade secrets in the United States and other jurisdictions, as well as license agreements and other contractual protections, to establish, maintain and enforce rights in our proprietary technologies. In addition, we seek to protect our intellectual property through nondisclosure and invention assignment agreements with our employees and consultants, and through non-disclosure agreements with business partners and other third parties. Despite our efforts to protect our proprietary rights, third parties, including our business partners, may attempt to copy or otherwise obtain, use or practice our intellectual property without our consent, and we may have been, and may continue to be, subject to intentional or inadvertent systems disruptions and security incidents, including theft or unauthorized use of our confidential information, trade secrets and proprietary technology, including with respect to our batteries and cells. Monitoring unauthorized use or loss of our intellectual property is difficult and costly, and the steps we have taken or will take to prevent misappropriation may not be sufficient. Any enforcement efforts we undertake, including litigation, could be time-consuming and expensive and could divert management’s attention, which could harm our business, results of operations and financial condition. In addition, existing intellectual property laws and contractual remedies may afford less protection than needed to safeguard our intellectual property portfolio or our competitive position.

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

Companies, organizations or individuals, including our current and future competitors, may hold or obtain patents, trademarks or other proprietary rights that would prevent, limit or interfere with our ability to make, use, develop or sell our products, which could make it more difficult and costly for us to operate our business. From time to time, we may receive requests from third parties inquiring whether we are infringing their intellectual property and/or seek court declarations that they do not infringe upon our intellectual property. Companies holding patents or other intellectual property relating to our business, including intellectual property for batteries, ceramics, electric motors, electronic power management systems, or manufacturing processes may bring suits alleging infringement of such rights or otherwise asserting their rights and seeking licenses. In addition, if we are determined to have infringed a third party’s intellectual property, we may be required to do one or more of the following:

•
cease selling, incorporating or using products, methods or other assets that incorporate or otherwise infringe or misappropriate the challenged intellectual property;
•
pay substantial damages;
•
obtain a license from the holder of the infringed intellectual property, which license may not be available on reasonable terms or at all; or
•
redesign our affected products and methods.

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

Our patent applications may not result in issued patents, which may have a material adverse effect on our ability to prevent others from commercially exploiting products similar to ours. The status of patents involves complex legal and factual questions and the breadth of claims allowed is uncertain. As a result, we cannot be certain that the patent applications that we file will result in patents being issued, or that our patents and any patents that may be issued to us will afford protection against competitors with similar technology. Numerous patents and pending patent applications owned by others exist in the fields in which we have developed and are developing our technology and operating our business. Any of our existing or pending patents may be challenged by others on the basis that they are invalid or unenforceable. Furthermore, patent applications filed in foreign countries are subject to laws, rules and procedures that differ from those of the United States, and thus we cannot be certain that foreign patent applications related to issued U.S. patents will be issued.

Even if our patent applications succeed and we are issued patents in accordance with them, these patents may still be contested, circumvented, invalidated or limited in scope in the future. The rights granted under any issued patents may not provide us with meaningful protection or competitive advantages, and some foreign countries provide significantly less effective patent enforcement than in the United States. In addition, the claims under any patents that issue from our patent applications may not be broad enough to prevent others from developing technologies that are similar or that achieve results similar to ours. The intellectual property of others could also bar us from licensing and exploiting any patents that issue from our pending applications. In addition, patents issued to us may be infringed or designed around by others and others may obtain patents that we need to license or design around, either of which would increase costs and may adversely affect our business, prospects, financial condition and operating results.

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

Many automotive OEMs, a number of battery technology companies, and consortiums subsidized by countries, for example China, are researching and investing in solid-state battery efforts and, in some cases, in battery development and production. There are a number of companies seeking to develop alternative approaches to solid-state battery technology, including lithium-metal batteries. We expect competition in battery technology and EVs to intensify due to increased demand for these vehicles and a regulatory push for EVs, continuing globalization, and consolidation in the worldwide automotive industry. For example, in 2022, Volkswagen announced the formation of PowerCo. SE, a company intended to consolidate its activities along the value chain for batteries – from processing raw materials to developing a unified Volkswagen battery to managing the European gigafactories – and, in 2024, the China All-Solid-State Battery Collaborative Innovation Platform (CASIP), which brings together government, academia and industry to develop and manufacture solid-state batteries that can compete globally, was announced. Developments in alternative technologies or improvements in battery technologies made by competitors may materially adversely affect the sales, pricing and gross margins of our batteries. If a competing technology is developed that has superior operational or price performance, our business will be harmed. Similarly, if we fail to accurately predict and ensure that our battery technology can address customers’ changing needs or emerging technological trends, or if our customers fail to achieve the benefits expected from our solid-state batteries, our business will be harmed.

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

We incurred a loss from operations of approximately $131.9 million and a net loss of approximately $120.6 million for the three months ended March 31, 2024, respectively, and an accumulated deficit of approximately $3.0 billion from our inception in 2010 through March 31, 2024. We believe that we will continue to incur operating losses each quarter until at least the time we begin significant production of our lithium-metal solid-state batteries, and such production is not expected to occur in the near future.

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

From time to time, we are involved in litigation, regulatory actions or government investigations and inquiries, which could have an adverse impact on our profitability and consolidated financial position.

We are involved in a variety of litigation, other claims, suits, regulatory actions or government investigations and inquiries and commercial or contractual disputes that, from time to time, are significant. See Note 7, Commitments and Contingencies, to the condensed consolidated financial statements elsewhere in this Report for a description of certain litigation matters that we are involved in.

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

We implemented a new enterprise resource planning (“ERP”) system in 2022. The ERP is designed to accurately maintain the Company’s books and records and provide important information to the Company’s management team for use in the operation of the business. The Company’s ERP has required the investment of significant human and financial resources, and we will continue to make investment in improving and adding new functionality to the system. If the ERP system or any other implemented system does not operate as intended, it could adversely affect our financial reporting systems and our ability to produce financial reports and process transactions.

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

The trading price of our Class A Common Stock has been and may in the future continue to be subject to extreme volatility. For example, from November 27, 2020, the date our Class A Common Stock began trading on the New York Stock Exchange (“NYSE”), through March 31, 2024, our Class A Common Stock has experienced an intra-day trading high of $132.73 per share and an intra-day trading low of $4.99 per share. At certain times during such period, the daily fluctuations in the trading price of our Class A Common Stock were substantially greater than 10%. We cannot predict the magnitude of future fluctuations in the trading price of our Class A Common Stock. The trading price of our Class A Common Stock may be affected by a number of factors, including events described in the risk factors set forth in this Report and in our other reports filed with the SEC from time to time, as well as our operating results, financial condition and other events or factors. Any of the factors listed below could have a material adverse effect on your investment in our securities. Factors affecting the trading price of our securities may include:

•
announcements by us or our competitors regarding technical developments and levels of performance achieved by our or their battery technologies;
•
announcements by us regarding the timing of our production objectives, including regarding QS-0, QS-1, QS-1 Expansion and QSE-5;
•
announcements by us or Volkswagen regarding developments in our relationship with Volkswagen, or changes in Volkswagen’s investment in us;
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
•
commencement of, resolution of, or involvement in, litigation involving the Company;
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

As of March 31, 2024, we have approximately 444.8 million shares of Class A Common Stock and 54.7 million shares of Class B Common Stock outstanding. For example, in August 2023, we completed an underwritten public offering of 37.5 million shares of our Class A Common Stock, all of which are freely tradable without restrictions or further registration under the Securities Act, except for any shares sold to or purchased by any of our “affiliates” as defined in Rule 144 under the Securities Act.

As previously disclosed in the Current Report on Form 8-K filed on September 3, 2020, in connection with the Business Combination Agreement, 19 senior level employees and advisors of the Company, including the Company’s executive officers at that time, entered into lock-up agreements, pursuant to which they agreed to certain restrictions on the transfer of Company’s securities, subject to certain exceptions, for up to four years after the closing of the Business Combination in November 2020 or the earlier release if the Company completes a liquidation, merger, or other similar transaction, or if VGA (i) terminates for any reason the joint venture agreement, (ii) issues certain critical or negative statement regarding the Company and its technology, or (iii) transfers Company’s securities in excess of certain amounts set forth in the lock-up agreements. Upon the expiration of such lock-up agreements, such holders will be permitted to sell such securities into the open market. At the time of filing of this Report, the lock-up agreements are in effect.

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

For awards containing service, performance and market conditions, where all conditions must be satisfied prior to vesting, such as the EPA Program awards, compensation expense is recognized over the requisite service period, which is based on management’s estimate of the probability and timing of the performance condition being satisfied, assessed at each reporting period. These estimates require management’s judgments and changes in the probability-based assumptions can materially affect the timing of recognition of stock-based compensation expense and consequently, the related amount recognized in our statements of operations and comprehensive income.

The dual class structure of our Common Stock has the effect of concentrating voting control with the current holders of Class B Common Stock. This will limit or preclude the ability of other stockholders to influence corporate matters, including the outcome of important transactions, including a change in control.

Shares of Class B Common Stock have 10 votes per share, while shares of Class A Common Stock have one vote per share. As of March 31, 2024, the holders of the Class B Common Stock (excluding the voting power of any shares of Class A Common Stock beneficially owned by such holders) control approximately 54.3% of the voting power of our capital stock and therefore collectively control matters submitted to our stockholders for approval, including the election of directors, amendments of our organizational documents and any merger, consolidation, sale of all or substantially all of our assets or other major corporate transactions. Even though these holders are not party to any agreement that requires them to vote together, they may have interests that differ from yours and may vote in a way with which you disagree, and which may be adverse to your interests. This concentrated control may have the effect of delaying, preventing or deterring a change in control of us, could deprive our stockholders of an opportunity to receive a premium for their capital stock as part of a sale of us, and might ultimately affect the market price of shares of our Class A Common Stock.

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

In addition, we are highly dependent on the services of our senior technical and management personnel, including our executive officers and co-founders, who would be difficult to replace. If any senior management, key technical personnel or co-founder were to depart, this could negatively impact our prospects, triggering further departures and limiting the Company’s ability to operate and grow our business. Mr. Jagdeep Singh transitioned from his role as Chief Executive Officer effective February 15, 2024, continuing in his capacity as Chairman of the Board. Mr. Singh served as the Company’s Chief Executive Officer and Chairman of the Board since he co-founded the Company in 2010.

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

Item 5. Other Information.

Securities Trading Plans of Directors and Executive Officers

During our last fiscal quarter, the following directors and officers, as defined in Rule 16a-1(f), adopted a “Rule 10b5-1 trading arrangement” as defined in Regulation S-K Item 408, as follows:

On March 1, 2024, Jagdeep Singh, Chairman of the Board, and his affiliated trusts, adopted a Rule 10b5-1 trading arrangement providing for the sale from time to time of an aggregate of up to 3,249,520 shares of our Class A Common Stock, of which approximately 77% consists of shares underlying vested stock options expiring in the next two years. The trading arrangement is intended to satisfy the affirmative defense in Rule 10b5-1(c). The duration of the trading arrangement is until May 15, 2025, or earlier if all transactions under the trading arrangement are completed.

On March 4, 2024, Prof. Dr. Fritz Prinz, Director and Chief Scientific Advisor, and his affiliated trusts, adopted a Rule 10b5-1 trading arrangement providing for the sale from time to time of an aggregate of up to 2,297,175 shares of our Class A Common Stock. The trading arrangement is intended to satisfy the affirmative defense in Rule 10b5-1(c). The duration of the trading arrangement is until July 3, 2025, or earlier if all transactions under the trading arrangement are completed.

On March 14, 2024, Dr. Tim Holme, our Chief Technology Officer, and his affiliated trust, adopted a Rule 10b5-1 trading arrangement providing for the sale from time to time of an aggregate of up to 2,544,600 shares of our Class A Common Stock. The trading arrangement is intended to satisfy the affirmative defense in Rule 10b5-1(c). The duration of the trading arrangement is until July 7, 2025, or earlier if all transactions under the trading arrangement are completed.

No other officers or directors, as defined in Rule 16a-1(f), adopted and/or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as defined in Regulation S-K Item 408, during the last fiscal quarter.

Item 6. Exhibits.

Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date

2.1	Business Combination Agreement, dated as of September 2, 2020, by and among Kensington Capital Acquisition Corp., Kensington Capital Merger Sub Corp. and Legacy QuantumScape.	S-4/A	333-248930	2.1	November 12, 2020

2.2	Amendment No. 1 to Business Combination Agreement, dated as of September 21, 2020, by and among Kensington Capital Acquisition Corp., Kensington Capital Merger Sub Corp. and Legacy QuantumScape.	S-4/A	333-248930	2.2	November 12, 2020

3.1	Amended and Restated Certificate of Incorporation of the Company.	8-K	001-39345	3.1	December 2, 2020

3.2	Amended and Restated Bylaws of the Company.	8-K	001-39345	3.1	October 25, 2022

10.1*	Outside Director Compensation Policy.

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1†	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2†	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.
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

QuantumScape Corporation

Date: April 26, 2024	By:	/s/ Siva Sivaram
Siva Sivaram
President and Chief Executive Officer (Principal Executive Officer)

Date: April 26, 2024	By:	/s/ Kevin Hettrich
Kevin Hettrich
Chief Financial Officer (Principal Financial and Accounting Officer)