Form 10-Q
period 2024-06-30
QuantumScape Corp
filed 2024-07-26
CIK 1811414

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

The number of shares of the registrant’s Class A Common Stock, par value $0.0001 per share outstanding was 451,447,940, and the number of shares of the registrant’s Class B Common Stock, par value $0.0001 per share outstanding was 54,665,633, as of July 19, 2024.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

QuantumScape Corporation

Condensed Consolidated Balance Sheets (Unaudited)

(In Thousands, Except per Share Amounts)

	June 30,	December 31,
	2024	2023
Assets
Current assets
Cash and cash equivalents ($3,609 and $3,522 as of June 30, 2024 and December 31, 2023, respectively, for joint venture)	$196,388	$142,524
Marketable securities	741,467	928,284
Prepaid expenses and other current assets	35,614	12,709
Total current assets	973,469	1,083,517
Property and equipment, net	321,534	313,164
Right-of-use assets - finance lease	23,703	25,140
Right-of-use assets - operating lease	53,979	55,863
Other assets	24,098	24,294
Total assets	$1,396,783	$1,501,978
Liabilities, redeemable non-controlling interest and stockholders’ equity
Current liabilities
Accounts payable	$15,228	$12,959
Accrued liabilities	66,530	10,180
Accrued compensation and benefits	22,368	26,043
Operating lease liability, short-term	5,208	5,006
Finance lease liability, short-term	3,067	2,907
Total current liabilities	112,401	57,095
Operating lease liability, long-term	55,646	57,622
Finance lease liability, long-term	33,518	35,098
Other liabilities	13,137	11,986
Total liabilities	214,702	161,801
Commitments and contingencies (see Note 7)
Redeemable non-controlling interest	1,812	1,770
Stockholders’ equity
Preferred stock- $0.0001 par value; 100,000 shares authorized; none issued and outstanding as of June 30, 2024 and December 31, 2023	—	—
Common stock - $0.0001 par value; 1,250,000 shares authorized (1,000,000 Class A and 250,000 Class B); 448,974 Class A and 54,666 Class B shares issued and outstanding as of June 30, 2024; 433,157 Class A and 59,874 Class B shares issued and outstanding as of December 31, 2023	50	49
Additional paid-in-capital	4,305,018	4,221,892
Accumulated other comprehensive loss	(519)	(2,877)
Accumulated deficit	(3,124,280)	(2,880,657)
Total stockholders’ equity	1,180,269	1,338,407
Total liabilities, redeemable non-controlling interest and stockholders’ equity	$1,396,783	$1,501,978

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

QuantumScape Corporation

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) (Unaudited)

(In Thousands, Except per Share Amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Operating expenses:
Research and development	$97,746	$86,453	$181,593	$163,394
General and administrative	36,711	37,089	84,765	70,126
Total operating expenses	134,457	123,542	266,358	233,520
Loss from operations	(134,457)	(123,542)	(266,358)	(233,520)
Other income (loss):
Interest expense	(562)	(602)	(1,134)	(1,202)
Interest income	12,016	7,319	24,081	13,596
Other income (loss)	50	318	(170)	(12)
Total other income	11,504	7,035	22,777	12,382
Net loss	(122,953)	(116,507)	(243,581)	(221,138)
Less: Net income attributable to non-controlling interest, net of tax of $0	22	14	42	30
Net loss attributable to common stockholders	$(122,975)	$(116,521)	$(243,623)	$(221,168)
Net loss	$(122,953)	$(116,507)	$(243,581)	$(221,138)
Other comprehensive income (loss):
Unrealized gain on marketable securities	868	2,640	2,358	8,158
Total comprehensive loss	(122,085)	(113,867)	(241,223)	(212,980)
Less: Comprehensive income attributable to non-controlling interest	22	14	42	30
Comprehensive loss attributable to common stockholders	$(122,107)	$(113,881)	$(241,265)	$(213,010)

Basic and Diluted net loss per share	$(0.25)	$(0.26)	$(0.49)	$(0.50)
Basic and Diluted weighted-average common shares outstanding	501,232	445,324	498,688	442,724

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

QuantumScape Corporation

Condensed Consolidated Statements of Redeemable Non-Controlling Interest and Stockholders’ Equity (Unaudited)

(In Thousands)

	Redeemable Non- Controlling	Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
Three Months Ended June 30, 2024	Interest	Shares	Amount	Capital	Deficit	Loss	Equity
Balance as of March 31, 2024	$1,790	499,487	$50	$4,260,514	$(3,001,305)	$(1,387)	$1,257,872
Exercise of stock options and employee stock purchase plan	—	1,736	—	4,622	—	—	4,622
Shares issued upon vesting of restricted stock units	—	2,417	—	99	—	—	99
Stock-based compensation	—	—	—	39,783	—	—	39,783
Net income (loss)	22	—	—	—	(122,975)	—	(122,975)
Unrealized gain on marketable securities	—	—	—	—	—	868	868
Balance as of June 30, 2024	$1,812	503,640	$50	$4,305,018	$(3,124,280)	$(519)	$1,180,269

	Redeemable Non- Controlling	Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
Six Months Ended June 30, 2024	Interest	Shares	Amount	Capital	Deficit	Loss	Equity
Balance as of December 31, 2023	$1,770	493,031	$49	$4,221,892	$(2,880,657)	$(2,877)	$1,338,407
Exercise of stock options and employee stock purchase plan	—	2,937	—	6,570	—	—	6,570
Shares issued upon vesting of restricted stock units	—	7,672	1	20,315	—	—	20,316
Stock-based compensation	—	—	—	56,241	—	—	56,241
Net income (loss)	42	—	—	—	(243,623)	—	(243,623)
Unrealized gain on marketable securities	—	—	—	—	—	2,358	2,358
Balance as of June 30, 2024	$1,812	503,640	$50	$4,305,018	$(3,124,280)	$(519)	$1,180,269

	Redeemable Non- Controlling	Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
Three Months Ended June 30, 2023	Interest	Shares	Amount	Capital	Deficit	Loss	Equity
Balance as of March 31, 2023	$1,720	443,630	$44	$3,809,459	$(2,540,159)	$(12,355)	$1,256,989
Exercise of stock options and employee stock purchase plan	—	1,339	1	3,582	—	—	3,583
Shares issued upon vesting of restricted stock units	—	2,417	—	—	—	—	—
Stock-based compensation	—	—	—	42,561	—	—	42,561
Net income (loss)	14	—	—	—	(116,521)	—	(116,521)
Unrealized gain on marketable securities	—	—	—	—	—	2,640	2,640
Balance as of June 30, 2023	$1,734	447,386	$45	$3,855,602	$(2,656,680)	$(9,715)	$1,189,252

	Redeemable Non- Controlling	Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
Six Months Ended June 30, 2023	Interest	Shares	Amount	Capital	Deficit	Loss	Equity
Balance as of December 31, 2022	$1,704	437,959	$44	$3,771,181	$(2,435,512)	$(17,873)	$1,317,840
Exercise of stock options and employee stock purchase plan	—	5,420	1	7,632	—	—	7,633
Shares issued upon vesting of restricted stock units	—	4,007	—	—	—	—	—
Stock-based compensation	—	—	—	76,789	—	—	76,789
Net income (loss)	30	—	—	—	(221,168)	—	(221,168)
Unrealized gain on marketable securities	—	—	—	—	—	8,158	8,158
Balance as of June 30, 2023	$1,734	447,386	$45	$3,855,602	$(2,656,680)	$(9,715)	$1,189,252

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

QuantumScape Corporation

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In Thousands)

	Six Months Ended June 30,
	2024	2023
Operating activities
Net loss	$(243,581)	$(221,138)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	24,852	19,533
Amortization of right-of-use assets and non-cash lease expense	3,967	3,875
Amortization of premiums and accretion of discounts on marketable securities	(15,679)	(5,512)
Stock-based compensation expense	67,112	87,982
Other	1,352	501
Changes in operating assets and liabilities:
Prepaid expenses and other current assets and other assets	(22,710)	133
Accounts payable, accrued liabilities and accrued compensation and benefits	63,319	(4,017)
Operating lease liability	(2,533)	(1,251)
Other liabilities	805	(100)
Net cash used in operating activities	(123,096)	(119,994)
Investing activities
Purchases of property and equipment	(33,043)	(52,732)
Proceeds from maturities of marketable securities	893,843	452,483
Proceeds from sales of marketable securities	1,245	1,477
Purchases of marketable securities	(690,235)	(290,780)
Net cash provided by investing activities	171,810	110,448
Financing activities
Proceeds from exercise of stock options and employee stock purchase plan	6,570	7,633
Principal payment for finance lease	(1,420)	(640)
Net cash provided by financing activities	5,150	6,993
Net increase (decrease) in cash, cash equivalents and restricted cash	53,864	(2,553)
Cash, cash equivalents and restricted cash at beginning of period	160,572	252,916
Cash, cash equivalents and restricted cash at end of period	$214,436	$250,363
Supplemental disclosure:
Cash paid for interest	$1,134	$602
Purchases of property and equipment, not yet paid	$11,624	$9,416

The following table presents the Company’s cash, cash equivalents and restricted cash by category in the Company’s Condensed Consolidated Balance Sheets (Unaudited) (amounts in thousands):

	As of June 30,
	2024	2023
Cash and cash equivalents	$196,388	$232,840
Other assets	18,048	17,523
Total cash, cash equivalents and restricted cash	$214,436	$250,363

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

QuantumScape Corporation

Notes to Condensed Consolidated Financial Statements (Unaudited)

June 30, 2024

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

The Company is focused on the development and commercialization of its solid-state lithium-metal batteries. Planned principal operations have not yet commenced. As of June 30, 2024, the Company had not derived revenue from its principal business activities.

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

Since 2012, the Company has had a relationship with the Volkswagen Group, including its affiliates Volkswagen Group of America, Inc. (“VWGoA”) and Volkswagen Group of America Investments, LLC (“VGA”), collectively referred to as “Volkswagen.”

Legacy QuantumScape was a single-legal entity prior to becoming a partner with Volkswagen in QSV Operations LLC (“QSV”). As noted in the section titled “Joint Venture and Redeemable Non-Controlling Interest” below, Legacy QuantumScape determined QSV was a VIE for which it was required to consolidate the operations upon its formation in 2018. Following the closing of the Business Combination, the Company made the same determination and the Company continued to consolidate the operations of QSV in the three and six months ended June 30, 2024 as the determination of the VIE has not changed. As described in Note 11, Subsequent Events, QSV will be dissolved in due course.

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

Unaudited Interim Condensed Consolidated Financial Statements

The accompanying interim Condensed Consolidated Balance Sheets as of June 30, 2024, the interim Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), the interim Condensed Consolidated Statements of Redeemable Non-Controlling Interest and Stockholders’ Equity for the three and six months ended June 30, 2024 and 2023, and the interim Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2024 and 2023, are unaudited. The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited annual consolidated financial statements and, in management’s opinion, include adjustments consisting of only normal recurring adjustments necessary for the fair statement of the Company’s financial position as of June 30, 2024 and its results of operations for the three and six months ended June 30, 2024 and 2023, and cash flows for the six months ended June 30, 2024 and 2023. The financial data and the other financial information disclosed in the notes to these condensed consolidated financial statements related to the three-month and six-month periods are also unaudited. The results of operations for the three and six months ended June 30, 2024 and 2023 are not necessarily indicative of the results to be expected for the full fiscal year or any other period.

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

Joint Venture and Redeemable Non-Controlling Interest

QSV was incorporated as a limited liability company in 2018. VWGoA, VGA and Legacy QuantumScape executed a Joint Venture Agreement (the “JVA”), effective September 2018, with the goal of jointly establishing a manufacturing facility to produce the pilot line of the Company’s product through QSV. In connection with this agreement, the parties also entered into two operating agreements: (i) the Limited Liability Company Agreement of QSV to govern the respective rights and obligations as members of QSV and (ii) the Common IP License Agreement for the Company to license certain intellectual property pertaining to automotive battery cells as defined in the JVA to VWGoA, VGA and QSV.

Volkswagen is a related party stockholder (approximately 24.9% and 24.0% voting interest holder of the Company as of June 30, 2024 and December 31, 2023, respectively). Upon the effectiveness of the JVA, each party contributed $1.7 million in cash to capitalize QSV in exchange for 50% equity interests.

The joint venture was considered a VIE with a related party and therefore the related party whose business was more closely related to the planned operations of the joint venture was required to consolidate the operations.

The Company determined its operations were most closely aligned with the operations of the joint venture and therefore consolidated the results of QSV’s operations in its Condensed Consolidated Balance Sheets, Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), and Condensed Consolidated Statements of Redeemable Non-Controlling Interest and Stockholders’ Equity. QSV had minimal operations through June 30, 2024.

The Company classifies non-controlling interests with redemption features that are not solely within the control of the Company within temporary equity on the Company’s Condensed Consolidated Balance Sheets in accordance with ASC 480-10-S99-3A, SEC Staff Announcement: Classification and Measurement of Redeemable Securities (“ASC 480-10-S99-3A”). The non-controlling interest was recorded outside of stockholders’ equity because the non-controlling interest provided the holder with put rights in the event of, amongst others, (i) the failure by the Company to meet specified development milestones within certain timeframes, (ii) the parties to the JVA being unable to agree to certain commercial terms within certain timeframes, or (iii) a change of control of the Company, which such events are considered not solely within the Company’s control. The Company adjusts redeemable non-controlling interests for the portion of net loss attributable to the redeemable non-controlling interests. As of June 30, 2024, the redeemable non-controlling interest was equivalent to the value of Volkswagen’s interest in the joint venture. The commercialization timeline originally contemplated in 2018 by the joint venture agreements, and by subsequent amendments, changed over time, and at the time of filing of the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, certain milestones contemplated by the joint venture agreements had not been met. As a result, Volkswagen’s right to exercise its put rights were triggered. If Volkswagen had exercised such rights, the joint venture with Volkswagen and Volkswagen’s commitments to purchase output capacity from the joint venture would have terminated, and we would have been obligated to purchase Volkswagen’s interest in the joint venture for its book value. As of June 30, 2024, the book value of this interest was approximately $1.8 million and was recorded as a redeemable non-controlling interest in our Condensed Consolidated Balance Sheets.

As described in Note 11, Subsequent Events, the JVA was terminated, and QSV will be dissolved in due course.

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to credit risk consist principally of cash and cash equivalents and marketable securities. As of June 30, 2024 and December 31, 2023, approximately $127.0 million and $115.8 million of our total cash and cash equivalents and marketable securities, are held in U.S. money market funds, and $699.2 million and $723.9 million are invested in U.S. government and agency securities, respectively. The Company seeks to mitigate its credit risk with respect to cash and cash equivalents and marketable securities by making deposits with what we believe to be large, reputable financial institutions and investing in high credit rated shorter-term instruments.

Cash and Cash Equivalents and Restricted Cash

Management considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

Restricted cash is maintained under an agreement that legally restricts the use of such funds and is reported within other assets as the date of availability or disbursement for all restricted cash is more than one year from June 30, 2024.

Restricted cash is comprised of $18.0 million as of both June 30, 2024 and December 31, 2023, all of which is pledged as a form of security for the Company’s lease agreements for its headquarters and QS-0 facility. The restricted cash is maintained in certificates of deposits as of June 30, 2024.

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

Impairment of Long-Lived Assets

The Company evaluates the carrying value of long-lived assets when indicators of impairment exist. The carrying value of a long-lived asset is considered impaired when the estimated separately identifiable, undiscounted cash flows from such an asset are less than the carrying value of the asset. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair value of the long-lived asset. There were no material impairment charges in the three and six months ended June 30, 2024 and 2023.

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

The ESPP provides eligible employees with the opportunity to purchase shares of the Company’s Class A Common Stock at a discount through payroll deductions. There were approximately 587,000 shares purchased under the ESPP during the three and six months ended June 30, 2024. As of June 30, 2024, 9.9 million shares of Class A Common Stock were reserved for future issuance under the ESPP.

The Company established the 2024 corporate bonus plan (the “2024 Bonus Plan”) to be settled in part in the form of restricted stock units to eligible employees upon the achievement of certain service and performance conditions. The awards under the 2024 Bonus Plan are classified as a liability prior to the settlement of vested RSUs, upon which the liability is reclassified into equity. The 2024 Bonus Plan awards are measured as the grant date fair value, i.e., the closing price of the Company’s Class A Common Stock on the grant date. The Company recognizes compensation expense for the 2024 Bonus Plan to be settled in restricted stock units on a straight-line basis over the requisite service period of approximately a year.

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

The Company has no provision for income taxes for the three and six months ended June 30, 2024 and 2023. The Company has no current tax expense from losses and no deferred expense from the valuation allowance. The Company’s effective tax rate differs from the U.S. statutory rate primarily due to a valuation allowance against its net deferred tax assets as it is more likely than not that some or all of the deferred tax assets will not be realized.

Note 3. Recent Accounting Pronouncements

In March 2023, the FASB issued ASU 2023-01, Leases (Topic 842): Common Control Agreements, which clarifies the accounting for leasehold improvements associated with common control leases. The ASU is effective for all entities in fiscal years beginning after December 15, 2023. The Company adopted the guidance in 2024. The adoption of such guidance had no impact on the Company’s condensed consolidated financial statements as of June 30, 2024.

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

Note 4. Fair Value Measurement

The Company’s financial assets subject to fair value measurements on a recurring basis and the level of inputs used for such measurements were as follows (amounts in thousands):

	Fair Value Measured as of June 30, 2024
	Level 1	Level 2	Total
Assets included in:
Money market funds(1)	$127,003	$—	$127,003
Commercial paper(2)	—	78,234	78,234
U.S. government and agency securities(2)	—	699,218	699,218
Corporate notes and bonds(2)	—	23,291	23,291
Total fair value	$127,003	$800,743	$927,746

	Fair Value Measured as of December 31, 2023
	Level 1	Level 2	Total
Assets included in:
Money market funds(1)	$115,848	$—	$115,848
Commercial paper(2)	—	80,913	80,913
U.S. government and agency securities(2)	—	723,888	723,888
Corporate notes and bonds(2)	—	147,923	147,923
Total fair value	$115,848	$952,724	$1,068,572

(1)
Money market funds are included in cash and cash equivalents on the Condensed Consolidated Balance Sheets.
(2)
Marketable securities consist of commercial paper, U.S. government and agency securities, corporate notes and bonds. As of June 30, 2024 and December 31, 2023, marketable securities with original maturities of three months or less of $59.3 million and $24.4 million, respectively, are included in cash and cash equivalents on the Condensed Consolidated Balance Sheets.

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

The Company had no financial liabilities subject to fair value measurements on a recurring basis as of June 30, 2024 and December 31, 2023.

There have been no changes to the valuation methods utilized during the six months ended June 30, 2024. As of June 30, 2024 and December 31, 2023, the carrying values of cash and cash equivalents, accounts payable and accrued liabilities approximate their respective fair values due to their short-term nature.

Marketable Securities

The following table summarizes, by major security type, the Company’s assets that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy. Amortized cost net of unrealized gain (loss) is equal to fair value as of June 30, 2024 and December 31, 2023. The fair value as of June 30, 2024 and December 31, 2023 are as follows (amounts in thousands):

	June 30, 2024
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Level 1 securities
Money market funds	$127,003	$—	$—	$127,003
Level 2 securities
Commercial paper	78,234	—	—	78,234
U.S. government and agency securities	699,698	6	(486)	699,218
Corporate notes and bonds	23,330	6	(45)	23,291
Total	$928,265	$12	$(531)	$927,746

	December 31, 2023
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Level 1 securities
Money market funds	$115,848	$—	$—	$115,848
Level 2 securities
Commercial paper	80,913	—	—	80,913
U.S. government and agency securities	725,301	334	(1,747)	723,888
Corporate notes and bonds	149,387	40	(1,504)	147,923
Total	$1,071,449	$374	$(3,251)	$1,068,572

Realized gains and losses and interest income from the investment are included in interest income.

The Company regularly reviews its available-for-sale marketable securities in an unrealized loss position and evaluates the current expected credit loss by considering factors such as historical experience, market data, issuer-specific factors, and current economic conditions. The following tables display additional information regarding gross unrealized losses and fair value by major security type for the 46 and 51 marketable securities in unrealized loss positions as of June 30, 2024 and December 31, 2023, respectively (amounts in thousands):

	June 30, 2024
	Less than 12 Consecutive Months		12 Consecutive Months or Longer		Total
	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value
U.S. government and agency securities	$(252)	$566,232	$(234)	$27,586	$(486)	$593,818
Corporate notes and bonds	(13)	11,670	(32)	3,690	(45)	15,360
Total	$(265)	$577,902	$(266)	$31,276	$(531)	$609,178

	December 31, 2023
	Less than 12 Consecutive Months		12 Consecutive Months or Longer		Total
	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value
U.S. government and agency securities	$(10)	$31,741	$(1,737)	$87,257	$(1,747)	$118,998
Corporate notes and bonds	(5)	13,338	(1,499)	125,524	(1,504)	138,862
Total	$(15)	$45,079	$(3,236)	$212,781	$(3,251)	$257,860

The unrealized losses were attributable to changes in interest rates that impacted the value of the investments, and not increased credit risk. There were no sales of available-for-sale marketable securities during the three months ended June 30, 2024 and 2023. During the six months ended June 30, 2024 and 2023 the Company received proceeds of $1.2 million and $1.5 million, including interest, from the sale of available-for-sale marketable securities, respectively. The Company realized immaterial gains as a result of such sales for the six months ended June 30, 2024 and 2023. The Company does not intend to sell the investments that are in an unrealized loss position, nor is it more likely than not that the Company will be required to sell the investments before the recovery of the amortized cost basis, which may be its maturity. Accordingly, the Company did not record an allowance for credit losses associated with these investments.

The estimated amortized cost and fair value of available-for-sale securities by contractual maturity as of June 30, 2024 are as follows (amounts in thousands):

	June 30, 2024
	Amortized Cost	Fair Value
Due within one year	$926,271	$925,749
Due after one year and through five years	1,994	1,997
Total	$928,265	$927,746

Note 5. Balance Sheet Components

Prepaid expenses and other current assets

Prepaid expenses and other current assets as of June 30, 2024 and December 31, 2023 consisted of the following (amounts in thousands):

	June 30,	December 31,
	2024	2023
Insurance receivable	$23,433	$—
Prepaid expenses and other	12,181	12,709
Prepaid expenses and other current assets	$35,614	$12,709

Property and Equipment

Property and equipment as of June 30, 2024 and December 31, 2023 consisted of the following (amounts in thousands):

	June 30,	December 31
	2024	2023
Computer equipment, hardware, and software	$7,110	$7,191
Furniture and fixtures	104,668	77,813
Leasehold improvements	101,146	99,524
Machinery and equipment	158,139	146,730
Construction-in-progress	82,540	89,664
Property and equipment, gross	453,603	420,922
Accumulated depreciation and amortization	(132,069)	(107,758)
Property and equipment, net	$321,534	$313,164

Depreciation and amortization expense related to property and equipment was $12.7 million and $9.6 million for the three months ended June 30, 2024 and 2023, respectively. Depreciation and amortization expense related to property and equipment was $24.5 million and $18.8 million for the six months ended June 30, 2024 and 2023, respectively.

Accrued Liabilities

Accrued liabilities as of June 30, 2024 and December 31, 2023 consisted of the following (amounts in thousands):

	June 30,	December 31,
	2024	2023
Litigation-related accrual	$57,350	$4,000
Other	9,180	6,180
Accrued liabilities	$66,530	$10,180

Other Liabilities

Other liabilities as of June 30, 2024 and December 31, 2023 consisted of the following (amounts in thousands):

	June 30,	December 31,
	2024	2023
Long-term advance payments	$2,515	$2,515
Asset retirement obligation	10,622	9,471
Other liabilities	$13,137	$11,986

Note 6. Leases

The Company leases its headquarters, QS-0 facility and certain equipment, with current lease terms running through 2032. The Company did not include renewal options in the calculation of the lease liability and right-of use asset at the lease inception unless the exercise of such options was reasonably certain. Fixed rent generally escalates each year, and the Company is responsible for a portion of the landlords’ operating expenses such as property tax, insurance and common area maintenance.

The Company’s leases include various operating leases expiring at various dates through September 2032 and a finance lease expiring September 2032 for QS-0. Many leases include one or more options to renew. The Company does not assume renewals in our determination of the lease term unless the renewals are deemed to be reasonably certain.

The Company’s leases do not have any contingent rent payments and do not contain residual value guarantees.

The components of lease related expense are as follows (amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Lease costs	2024	2023	2024	2023
Finance lease costs:
Amortization of right-of-use assets	$719	$718	$1,437	$1,437
Interest on lease liabilities	562	602	1,134	1,202
Operating lease costs	2,243	2,257	4,492	4,542
Variable lease costs	800	1,791	1,656	2,370
Total lease expense	$4,324	$5,368	$8,719	$9,551

The components of supplemental cash and non-cash information related to leases are as follows (amounts in thousands):

	Six Months Ended June 30,
	2024	2023
Operating outgoing cash flows - finance lease	$1,134	$602
Financing outgoing cash flows - finance lease	1,420	640
Operating outgoing cash flows - operating lease	4,388	3,210
Right-of-use assets obtained in exchange for new operating lease liabilities	777	—

The table below displays additional information for leases as of June 30, 2024 and December 31, 2023:

	June 30, 2024	December 31, 2023
Finance lease
Weighted-average remaining lease term - finance lease (in years)	8.3	8.8
Weighted-average discount rate - finance lease	6.06%	6.06%
Operating lease
Weighted-average remaining lease term - operating lease (in years)	8.2	8.6
Weighted-average discount rate - operating lease	6.34%	6.36%

As of June 30, 2024, future minimum payments during the next five years and thereafter are as follows (amounts in thousands):

Fiscal Year	Operating Leases	Finance Lease
2024 (remaining six months)	$4,427	$2,578
2025	9,027	5,272
2026	9,285	5,417
2027	9,519	5,566
2028	9,551	5,719
2029	9,686	5,876
Thereafter	27,279	16,469
Total	78,774	46,897
Less present value discount	(17,920)	(10,312)
Lease liabilities	$60,854	$36,585

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

Warrants Litigation

Purported Company warrantholders filed actions against the Company in the United States District Court for the Southern District of New York alleging, among other things, that they were entitled to exercise their warrants within 30 days of the closing of the Business Combination and that the preliminary and final versions of the proxy statement/prospectus/information statement dated September 21, 2020, and November 12, 2020, were misleading and/or omitted material information concerning the exercise of the warrants. The actions were consolidated for the purposes of discovery and motion practice. The operative consolidated complaint, filed January 21, 2022, sought monetary damages for alleged breach of contract, securities law violations, and fraud. On September 28, 2023, the court granted in part and denied in part the parties’ respective motions for partial summary judgment. A jury trial was held in April 2024, subsequent to which, the parties settled these actions in April 2024.

Securities Class Action Litigation

Beginning in January 2021, class action lawsuits were filed in the United States District Court for the Northern District of California by purported purchasers of Company securities (together, the “Securities Class Action Litigation”). The lead plaintiff filed a consolidated complaint on June 21, 2021, which alleges a purported class that includes all persons who purchased or acquired our securities between November 27, 2020 and April 14, 2021. The consolidated complaint names the Company, its Chief Executive Officer, its Chief Financial Officer, and its Chief Technology Officer as defendants. The consolidated complaint alleges that the defendants purportedly made false and/or misleading statements and failed to disclose material adverse facts about the Company’s business, operations, and prospects, including information regarding the Company’s battery technology. On January 14, 2022, defendants’ motion to dismiss the consolidated complaint was substantially denied. On December 19, 2022, the court granted plaintiffs’ motion to certify the class. In April 2024, the parties reached an agreement in principle to settle these consolidated actions. We recorded for the six months ended June 30, 2024 a net charge of $24.5 million for the potential settlement of these actions. This net charge represents the gross settlement amount of $47.5 million and $0.4 million of related legal fees, offset by a receivable of $23.4 million for amounts recoverable under our applicable insurance policies. On our condensed consolidated balance sheet as of June 30, 2024, the gross settlement amount and the related legal fees are included within accrued liabilities, and the insurance receivable is included within prepaid expenses and other current assets. The court granted preliminary approval of the settlement on July 18, 2024, and a final approval hearing will be held on November 13, 2024.

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

Since June 2022, five shareholder derivative suits have been filed in the Court of Chancery of the State of Delaware against current and former directors and officers of the Company. The Company is the nominal defendant. The complaints allege that the individual defendants breached various duties to the Company. VGA is also named as a defendant in two of those actions. One of the complaints alleges that the plaintiffs previously sent a litigation demand to the Board and alleges that the demand has effectively been rejected.

A shareholder derivative action was filed in the United States District Court for the District of Delaware on February 22, 2024, against current and former directors and officers of the Company. The Company is the nominal defendant. The complaint alleges that the individual defendants breached various duties to the Company and includes a claim for contribution related to the class action. The complaint also alleges that plaintiff previously sent a litigation demand to the Board and alleges that the demand has effectively been rejected.

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

For many legal matters, particularly those in early stages, the Company cannot reasonably estimate the possible loss (or range of loss), if any. The Company records an accrual for legal matters at the time or times it determines that a loss is both probable and reasonably estimable. As of June 30, 2024, other than amounts accrued for the Securities Class Action Litigation, the amount accrued for each of the other matters was individually not material, and the aggregate amount accrued for such matters was approximately $10.0 million. The amounts accrued as of December 31, 2023 for legal matters were not material. Regarding matters for which no accrual has been made (including the potential for losses in excess of amounts accrued), the Company currently believes, based on its own investigations, that any losses (or ranges of losses) that are reasonably possible and estimable will not, in the aggregate, have a material adverse effect on its financial position, results of operations, or cash flows. However, the ultimate outcome of legal proceedings involves judgments, estimates, and inherent uncertainties and cannot be predicted with certainty. Should the ultimate outcome of any legal matter be unfavorable, the Company’s business, financial condition, results of operations, or cash flows could be materially and adversely affected. The Company may also incur substantial legal fees, which are expensed as incurred, in defending against legal claims.

Other commitments

The Company’s minimum purchase commitments consist of non-cancellable agreements to purchase goods and services, primarily for materials, and licenses and hosting services, entered into in the ordinary course of business.

As of June 30, 2024, future minimum purchase commitments in aggregate during the next five years and thereafter are as follows (amounts in thousands):

Fiscal Year	Minimum Purchase Commitments
2024 (remaining six months)	$2,017
2025	4,309
2026	2,142
2027	1,418
Thereafter	—
Total	$9,886

Note 8. Stockholders’ Equity

As of June 30, 2024 and December 31, 2023, 1,350,000,000 shares, $0.0001 par value per share are authorized, of which, 1,000,000,000 shares are designated as Class A Common Stock, 250,000,000 shares are designated as Class B Common Stock, and 100,000,000 shares are designated as Preferred Stock.

Common Stock

Holders of common stock are entitled to dividends when, as, and if, declared by the Company’s Board of Directors (the “Board”), subject to the rights of the holders of all classes of stock outstanding having priority rights to dividends. As of June 30, 2024, the Company had not declared any dividends. The holder of each share of Class A Common Stock is entitled to one vote, and the holder of each share of Class B Common Stock is entitled to ten votes.

In March 2021, the Company completed an underwritten public offering of shares of its Class A Common Stock and issued 11,960,000 shares for an aggregate purchase price of $462.9 million, net of issuance costs of $15.5 million (the “March 2021 Public Offering”).

On February 28, 2023, the Company entered into separate Distribution Agreements with J.P. Morgan Securities LLC, Cowen and Company, LLC, Deutsche Bank Securities Inc. and UBS Securities LLC, as sales agents, pursuant to which the Company is able to, from time to time, issue and sell common stock with an aggregate offering price of up to $400 million (the “At-the-Market Offering”, or the “ATM offering”) under the prospectus supplement to the Form S-3 filed on February 28, 2023 (File No. 333-266419). No shares of the Company’s Class A Common Stock were sold pursuant to the ATM offering during the three and six months ended June 30, 2024.

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

As of June 30, 2024, 109,465,480 shares of Class A Common Stock are authorized for issuance pursuant to awards under the 2020 Plan, plus any shares of Class A Common Stock subject to stock options, restricted stock units or other awards that were assumed in the Business Combination and terminate as a result of being unexercised or are forfeited or repurchased by the Company, with the maximum number of shares to be added to the 2020 Plan equal to 69,846,580 shares of Class A Common Stock.

Stock Options

Stock option activity under the Plans, including the EPA Program discussed below, is as follows:

	Number of Shares Outstanding (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Intrinsic value (in thousands)
Balance as of December 31, 2023(1)	42,141	$9.60	5.48
Cancelled and forfeited(2)	(8,821)	23.04	—
Exercised	(2,351)	1.57	—
Balance as of June 30, 2024	30,969	$6.39	4.45	$71,928
Vested and expected to vest as of June 30, 2024(3)	27,190	$4.07	4.03	$71,928
Vested and exercisable as of June 30, 2024	24,148	$2.07	3.63	$68,857

(1) This includes 15.1 million options granted and outstanding as of December 31, 2023 pursuant to the EPA Program.

(2) This represents 8.8 million options forfeited under the EPA Program.

(3) This includes 2.5 million options granted pursuant to the EPA Program that are currently expected to vest. None of the options granted pursuant to the EPA Program were vested and exercisable as of June 30, 2024.

There were no options granted during the six months ended June 30, 2024 or June 30, 2023. The aggregate intrinsic value of options exercised during the six months ended June 30, 2024 and 2023 was $10.8 million and $36.5 million, respectively.

Excluding options granted pursuant to the EPA Program, as of June 30, 2024, the Company had stock-based compensation of $1.3 million related to unvested stock options not yet recognized that are expected to be recognized over an estimated weighted average period of 1.0 year.

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

•
Delivery of an A-sample battery cell that meets specifications agreed upon with an automaker
•
The validation by an auto maker of a completed B-sample battery cell (a B-sample battery cell is a functional, complete battery cell prototype produced from QS-0)
•
Delivery of at least 1-gigawatt hour (GWh) of battery cells to a single customer
•
Delivery of at least 3-gigawatt hour (GWh) of battery cells to each of three or more customers, with at least one of such customers being an auto maker
•
$5 billion in GAAP revenue over a period of trailing four quarters
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

Vesting Tranches

Each of the five Tranches vests only if the Company first achieves a new business milestones from the 11 identified business milestones, and then achieves the next applicable stock price target within 10 years of the initial grants. Additionally, in order to vest in any Tranche, the participant generally must continue to provide service through the date of vesting in the same position, or a similar or higher role, as when the EPA Program awards are granted.

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

The Company accounts for the compensation expense associated with each Tranche when it determines that achievement of a related business milestone is considered probable. As of June 30, 2024, the business milestone for one Tranche had been achieved; however, because the related stock price target has not yet been achieved, no shares have vested to date. As of June 30, 2024, one other Tranche was considered probable.

In February 2024, the 8.4 million stock options granted to Mr. Jagdeep Singh under the Company’s EPA Program forfeited in accordance with the contractual terms upon the termination of his employment. For the three months ended June 30, 2024, the Company recorded an immaterial stock-based compensation expense related to the EPA Program. For the six months ended June 30, 2024, the Company recorded a credit in stock-based compensation expense of $14.8 million, primarily due to the reversal of the previously recognized expense of $16.9 million for the options where the requisite service period had not been completed at the time of forfeiture including options which Mr. Jagdeep Singh forfeited. For the three and six months ended June 30, 2023, the Company recorded stock-based compensation expense of $10.7 million and $18.4 million, respectively, related to the EPA Program. As of June 30, 2024, the Company had approximately $10.5 million of total unrecognized stock-based compensation expense for the business milestones currently achieved or considered probable of achievement, which will be recognized over an estimated weighted-average period of 2.6 years. As of June 30, 2024, the Company had approximately $58.3 million of total unrecognized stock-based compensation expense for the business milestones currently considered not probable of achievement.

Restricted Stock Units Activities

In 2023, the Company granted 4.4 million shares of restricted stock units with service and performance conditions (“PSU”) to members of the Company’s management team and certain other employees under the Company’s 2020 Plan. The performance conditions for these PSUs are related to the Company’s product development milestones through May 2026. These PSUs will expire in May 2026 if performance conditions are not met. During the six months ended June 30, 2024, the Company granted 4.2 million shares of PSUs to members of the Company’s management team and certain other employees. The performance conditions for these PSUs are related to the Company’s product development milestones through May 2027. These PSUs will expire in May 2027 if performance conditions are not met. For the three and six months ended June 30, 2024, the Company recorded stock-based compensation expense of $9.9 million and $15.2 million, respectively, related to these PSUs. For the three and six months ended June 30, 2023, the Company recorded stock-based compensation expense of $4.5 million and $7.4 million, respectively, related to these PSUs, for the product development milestones currently considered probable of achievement.

The Company’s 2023 Bonus Plan was settled in the form of restricted stock units to employees upon the achievement of certain service and performance conditions. These performance conditions are related to the Company’s product development, operational, and business milestones for 2023. The stock-based compensation expense related to the 2023 Bonus Plan were recorded as liabilities under Accrued compensation and benefits prior to the payout. Subsequent to 2023, a total of approximately 3.2 million restricted stock units were granted and vested under the 2023 Bonus Plan for the final payout, resulting in $20.3 million in additional paid in capital. No expense related to the 2023 Bonus Plan was recorded for the three months ended June 30, 2024. For the six months ended June 30, 2024, the Company recorded stock-based compensation expense of $2.6 million related to the 2023 Bonus Plan. For the three and six months ended June 30, 2023, the Company recorded stock-based compensation expense of $7.4 million and $11.2 million, respectively, related to the 2023 Bonus Plan.

A portion of the Company’s 2024 Bonus Plan will be settled in the form of restricted stock units to eligible employees upon the achievement of certain service and performance conditions. For the three and six months ended June 30, 2024, the Company recorded stock-based compensation expense of $8.0 million and $8.3 million, respectively, related to the 2024 Bonus Plan for the performance conditions currently considered probable of achievement, which is under Accrued compensation and benefits in the condensed consolidated balance sheet as of June 30, 2024, and will be reclassified to additional paid-in capital upon issuance of the restricted stock units. No shares have been granted under the 2024 Bonus Plan as of June 30, 2024.

Restricted stock units with service conditions only (“RSU”) and PSU activities under the Plans are as follows:

	RSUs Outstanding		PSUs Outstanding
	Number of Units (in thousands)	Weighted Average Grant Date Fair Value	Number of Units (in thousands)	Weighted Average Grant Date Fair Value
Balance as of December 31, 2023	23,003	$9.99	4,319	$7.65
Granted	14,349	6.11	7,346	6.43
Vested	(4,521)	10.91	(3,151)	6.45
Forfeited	(1,163)	8.80	(91)	7.87
Balance as of June 30, 2024	31,668	$8.18	8,423	$7.05

The fair value of RSUs which vested during the six months ended June 30, 2024 and June 30, 2023 was $29.7 million and $33.3 million, respectively. The fair value of PSUs which vested during the six months ended June 30, 2024 was $20.3 million, which was the final payout under the 2023 Bonus Plan. No PSUs vested during the six months ended June 30, 2023.

As of June 30, 2024, unrecognized compensation costs related to unvested RSUs and PSUs were $238.6 million and $28.1 million, respectively, and are expected to be recognized over a weighted average period of 2.7 years and 1.2 years, respectively.

Stock-Based Compensation Expense

Total stock-based compensation expense recognized in the accompanying Condensed Consolidated Statements of Operations and Comprehensive Loss for all awards is as follows (amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Research and development	$28,170	$28,177	$48,818	$47,413
General and administrative	19,655	21,815	18,294	40,569
Total stock-based compensation expense	$47,825	$49,992	$67,112	$87,982

Note 9. Earnings (Loss) Per Share

Basic net loss per share is computed by dividing the net loss by the weighted-average number of shares of common stock outstanding during the period. Diluted earnings per share adjusts basic earnings per share for the potentially dilutive impact of stock options and warrants. As the Company has reported a loss for the three and six months ended June 30, 2024 and 2023, potentially dilutive securities including stock options and warrants, are antidilutive and accordingly, basic net loss per share equals diluted net loss per share.

The following table sets forth the computation of basic and diluted loss per Class A Common Stock and Class B Common Stock (amounts in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Numerator:
Net loss attributable to common stockholders	$(122,975)	$(116,521)	$(243,623)	$(221,168)
Denominator:
Weighted average Class A and Class B Common Stock outstanding - Basic and Diluted	501,232	445,324	498,688	442,724
Net loss per share attributable to Class A and Class B Common stockholders - Basic and Diluted	$(0.25)	$(0.26)	$(0.49)	$(0.50)

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

The following table presents the potential common stock outstanding that was excluded from the computation of diluted net loss per share of common stock as of the periods presented because including them would have been antidilutive (amounts in thousands):

	As of June 30,
	2024	2023
Options	30,969	44,166
RSUs	31,668	26,787
PSUs	15,172	7,340
Total	77,809	78,293

Note 10. Joint Venture and Redeemable Non-Controlling Interest

As described in Note 2, Summary of Significant Accounting Policies, in September 2018, Legacy QuantumScape entered into a JVA, which was amended in 2020, with VWGoA and VGA and formed QSV. The Company determined that the entity was a VIE with a related party, and the Company’s operations were more closely associated with QSV. As such, the Company consolidated QSV for financial reporting purposes, and a non-controlling interest was recorded for VGA’s interest in the net assets and operations of QSV’s operations to the extent of the VGA investment. The Company’s Condensed Consolidated Balance Sheets includes $3.6 million and $3.5 million cash and cash equivalents of QSV as of June 30, 2024 and December 31, 2023, respectively. Although the Company has consolidated the net assets of QSV, it had no right to the use of those assets for its standalone operations.

The following table sets forth the change in redeemable non-controlling interest for the six months ended June 30, 2024 and 2023 (amounts in thousands):

Redeemable Non-Controlling Interest
Balance as of December 31, 2023	$1,770
Net income attributable to redeemable non-controlling interest in QSV	42
Balance as of June 30, 2024	$1,812

Redeemable Non-Controlling Interest
Balance as of December 31, 2022	$1,704
Net income attributable to redeemable non-controlling interest in QSV	30
Balance as of June 30, 2023	$1,734

Pursuant to the agreement with VWGoA, the Company had reserved $134.0 million to fund its expected equity contributions to QSV, which amounts are included in cash and cash equivalents and marketable securities in the accompanying Condensed Consolidated Balance Sheets as of June 30, 2024.

As described in Note 11, Subsequent Events, the JVA was terminated, and QSV will be dissolved in due course.

Note 11. Subsequent Events

On July 5, 2024, QuantumScape Battery, Inc. (“QS”), a wholly owned subsidiary of the Company, entered into a Collaboration Agreement (the “Collaboration Agreement”) with PowerCo SE (“PowerCo”), a battery cell company wholly owned by Volkswagen, with the goal of industrializing the solid-state lithium-metal battery technology the Company intends to use in its first planned product—the QSE-5 (the “QSE-5 Technology”). Volkswagen has been a collaborative partner of and significant investor in the Company since 2012.

Concurrent with the entry into the Collaboration Agreement, the Company, QS, VWGoA, VGA, and QSV (the “JV Entity”), entered into a Joint Venture Termination and Release Agreement (the “JV Termination Agreement”) to, among other things, terminate the JVA, dissolve the JV Entity, and remove earmark restrictions on $134.0 million of funds previously reserved by the Company for future contribution to the JV Entity.

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

We are a development-stage company with no revenue to date, have incurred a net loss from operations of approximately $134.5 million and $266.4 million for the three and six months ended June 30, 2024, respectively, and an accumulated deficit of approximately $3.1 billion from our inception through June 30, 2024. We expect to incur significant expenses and continuing losses for the foreseeable future.

Key Trends, Opportunities and Uncertainties

We are a pre-revenue company. We believe that our performance and future success depend on several factors that present significant opportunities for us but also pose significant risks and challenges, including those discussed below and in the section titled “Risk Factors” appearing elsewhere in this Report.

Product Development

We have demonstrated capabilities of our solid-state electrolyte-separator and battery technology in single-layer and multilayer cell cycling data, and in 2022, shipped our first 24-layer A0 prototype battery cells to multiple automotive OEMs for testing. Following that shipment, we continued focusing our research and development on subsequent generations of prototype samples incorporating advances in cell functionality, process and reliability, as well as bringing online the manufacturing capability of our pre-pilot production facility (“QS-0”) in San Jose, California. In 2023, we announced our first targeted commercial product, the QSE-5, a cell with a capacity of approximately 5 amp-hours.

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
•
Continued improvement of the cathode. Our cathodes use a conventional cathode active material such as nickel-manganese-cobalt (NMC) mixed with a catholyte. We plan to benefit from industry cathode chemistry improvements and/or cost reduction, which in the future may include use of other cathode active materials, including cobalt-free compositions, including lithium-iron-phosphate (LFP), as well as cathode processing advances such as dry electrode processing. Over the years, we have developed catholytes made of differing mixtures of organic liquid electrolyte in an effort to optimize performance across multiple metrics such as voltage, temperature, power, and safety, among others. We have tested solid, gel and liquid catholytes in our cells. The solid catholyte is part of our ongoing research and development investigation into inorganic catholytes. Our solid-state cathode platform is being designed to enable high rates of charge and discharge for even thicker cathode electrodes, which, when combined with a lithium-metal anode, may further increase cell energy densities.

•
Continued improvement in quality, consistency and reliability. We are working to improve the quality and uniformity of our cells, including our solid-state electrolyte-separators, to further improve, among other things, the cycling behavior, power, operating conditions, and reliability of our cells. For some of our first-generation processes, we use methods of continuous processing found at scale in both the battery and ceramic industries and are working on continuous improvement of these processes, including better quality, consistency, and higher throughput through automation and process control (including specification tightening and adding or improving inspection points along the manufacturing process flow), quality of material inputs, and particle reduction across our process. We are also developing subsequent methods not typically used in ceramics that offer significant potential cost savings. Regarding consistency, we believe tightening the variability of electrolyte-separator quality will result in better yield. We plan to implement process improvements and controls necessary to manufacture higher quality, more consistent materials; we believe these activities will ultimately lead to higher reliability.
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
•
Cell layer count and dimensions. We have demonstrated capabilities of our solid-state electrolyte-separator and battery technology in single-layer and multilayer solid-state cells in commercially relevant areas (ranging from approximately 60x75mm to 70x85mm), and in 2022, shipped 24-layer A0 prototype battery cells to multiple automotive OEMs for testing. In order to advance the maturity of our prototype cells and produce commercially viable solid-state battery cells, we must produce battery cells with dozens of layers to achieve target cell capacities set by our customers and may have to vary cell layer count and dimensions; while we target our first commercial product, the QSE-5, to have approximately 5 amp-hours of capacity, the exact number of layers and dimensions will vary and depend upon customer specifications, cell design considerations, and other factors. We will need to overcome production challenges to produce sufficient volumes of our solid-state electrolyte-separators and prototype battery cells to complete development of our first commercial product and for customer evaluation and product qualification purposes, as well as subsequent cell designs that may require different layer counts and dimensions.

Our team of scientists, engineers, technicians, and other staff is highly motivated and committed to solving these challenges ahead. However, any delays in the completion of these tasks will require additional cash use and delay market entry.

Process Development

Our architecture depends on our proprietary solid-state ceramic electrolyte-separator. Though our electrolyte-separator’s design is unique, our first-generation process relies on established or similar high-volume production processes already deployed in other industries. We are developing subsequent, proprietary higher-volume separator manufacturing processes that seek to further reduce cost, increase throughput, and improve quality.

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

We are focused on the throughput and capability of QS-0, our pre-pilot production facility in San Jose, California. As part of the continued expansion of our throughput we are automating our manufacturing process and purchasing larger-scale battery-cell manufacturing equipment. We will need to substantially improve our battery cell manufacturing processes to increase throughput required for higher numbers of battery cells and to achieve the cost, performance and volume levels required for commercial shipments.

QS-0 is intended to serve four purposes. First, QS-0 is intended to provide a sufficient quantity of solid-state electrolyte-separator and cells for internal development and customer sampling. Second, QS-0 is intended to provide the basis for continued manufacturing process development and to help inform equipment selection and specifications for future manufacturing activities by us or our partners. Third, we target the initial production of QSE-5 cells at QS-0. Fourth, QS-0 is intended to support collaboration and future technology transfer activities as part of the collaboration and licensing arrangements with PowerCo as well as potential future commercial arrangements. Delays in the successful buildout of QS-0 may impact both our development and future scale-up timelines.

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

We have demonstrated the performance capabilities of our solid-state electrolyte-separator and battery technology in single-layer and multilayer solid-state cells in commercially relevant areas (ranging approximately from 60x75mm to 70x85mm), and in 2022, shipped our first 24-layer A0 prototype battery cells to multiple automotive original equipment manufacturers (“OEM”). We will work to continue improving quality, consistency, reliability, throughput, and safety and optimize all components of the cell. We will continue to work to further develop and validate the volume manufacturing processes to enable higher volume manufacturing and minimize manufacturing costs. Finally, we intend for the building out of QS-0 to serve as the basis for continued manufacturing process development for the subsequent scale up of the manufacturing capabilities of our battery cells.

On July 5, 2024, we entered into a Collaboration Agreement with PowerCo SE (“PowerCo”) (the “Collaboration Agreement”) with the goal of industrializing the solid-state lithium-metal battery technology we intend to use in our first planned product—the QSE-5 (the “QSE-5 Technology”). PowerCo was formed by Volkswagen in 2022 as a company intended to consolidate Volkswagen’s activities in the development and production of battery cells. In connection with the Collaboration Agreement and subject to the completion of certain milestones, we and PowerCo intend to enter into a license agreement (the “IP License Agreement”) under which we will grant PowerCo a non-exclusive, limited, royalty-bearing license to use the QSE-5 Technology for the purpose of manufacturing and selling batteries primarily for automotive applications, and PowerCo will pre-pay an initial royalty fee of $130,000,000, against which any future royalties due will be credited. The initial royalty is subject to a time-based diminishing clawback if the IP License Agreement is terminated early by PowerCo under certain conditions. The Collaboration Agreement supersedes the JVA, which was terminated concurrently.

While Volkswagen is the first automotive OEM that we signed an agreement with the goal of commercializing vehicles using our battery technology, we intend to continue working closely with other OEMs to make our solid-state battery cells widely available over time. In addition to Volkswagen, we have signed customer sampling agreements with a number of other OEMs, ranging from leading manufacturers by global revenue to premium performance and luxury carmakers, to collaborate with us in the testing and validation of our solid-state battery cells with the goal of providing such cells to the OEM for inclusion into pre-production prototype vehicles and ultimately into serial production vehicles. We are currently focused on automotive EV applications, which have among the most stringent sets of requirements for batteries. Meanwhile, our solid-state battery technology has applicability in other large and growing markets including stationary storage and consumer electronics such as smartphones and wearables and we intend to explore opportunities in those areas as appropriate.

We believe that our technology enables a variety of business models. In addition to the collaboration with PowerCo, which contemplates a licensing arrangement, we may operate solely-owned manufacturing facilities, license technology to other manufacturers, or enter into joint venture arrangements. We intend to continue to invest in research and development to improve battery cell performance, improve manufacturing processes, and reduce cost.

Access to Capital

Based on our current business plan, we believe that our cash resources will last into 2028. In July 2022, we filed a shelf registration statement on Form S-3 with the SEC (File No. 333-266419) (the “Form S-3”), which the SEC declared effective in August 2022, for the offer and sale of Class A Common Stock, preferred stock, depositary shares, debt securities, warrants, subscription rights, purchase contracts and units in one or more offerings and in any combination for an aggregate offering price of up to $1 billion. In February 2023, we filed a prospectus supplement to the Form S-3 for the issuance and sale of our Class A Common Stock from time to time for an aggregate offering price of up to $400 million (the “ATM offering”). No shares of our Class A Common Stock were sold pursuant to the ATM offering during the three and six months ended June 30, 2024. In August 2023, we completed an underwritten public offering of 37.5 million shares of our Class A Common Stock for an aggregate purchase price of $288.2 million, net of issuance costs of $11.8 million (the “August 2023 Public Offering”).

Changes to our technology development, operating costs and scale-up, including our ability to meet the milestones to enable the entry into the IP License Agreement and related receipt of the initial royalty fee from PowerCo, could materially impact us and the availability of our capital resources. We may also need additional cash resources due to changed business conditions or other developments, including unanticipated delays in negotiations with automotive OEMs and tier-one automotive suppliers or other suppliers, supply chain challenges, competitive pressures, inflation, and regulatory developments, among others. To the extent that our current resources are insufficient to satisfy our cash requirements, we may need to seek additional equity or debt financing. If such financing is not available, or if the financing terms are onerous given the high-interest rate environment or less desirable than we expect, we may be forced to decrease our level of investment in product development or scale back our operations, which could have an adverse impact on our business and financial prospects.

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

Operating Expenses

Research and Development Expense

To date, our research and development expenses have consisted primarily of personnel-related expenses for scientists, experienced engineers and technicians as well as costs associated with the expansion and ramp up of our engineering and facilities supporting QS-0 in San Jose, including the material and supplies to support the product development and process engineering efforts. As we ramp up our engineering operations to complete the development of our solid-state, lithium-metal batteries and required process engineering to meet automotive cost targets, we anticipate that research and development expenses will increase significantly for the foreseeable future as we continue to invest in additional plant and equipment for product development (e.g., multilayer cell stacking, packaging engineering), building prototypes, and testing of battery cells as our team works to meet the full set of automotive product requirements. We also recognize significant non-cash stock-based compensation to employees directly involved in research and development activities. For stock-based compensation awards with performance and market conditions, such as the awards granted under our Extraordinary Performance Award Program (the “EPA Program”) in December 2022 and 2021, and for stock-based compensation awards with performance conditions, such as the restricted stock units with performance conditions (“PSUs”) granted in 2023 and 2024, the non-cash expense recognized is based on a probability assessment of the performance conditions, and as such, research and development expenses may fluctuate in the future as the performance conditions are re-assessed at each reporting period. Further, should the stated market conditions of the EPA Program grants be achieved prior to the expected achievement period, we may accelerate the stock-based compensation expense recognized, which could result in significant fluctuations in research and development expense recognized in the future. For more information on the EPA Program grants and PSUs, see Note 8, Stockholders’ Equity, to our unaudited condensed consolidated financial statements elsewhere in this Report.

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

Other Income (Expense)

Interest Expense

Interest expense consists primarily of interest expense associated with our finance lease for one of our facilities.

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

Results of Operations

Comparison of the Three and Six Months Ended June 30, 2024 to the Three and Six Months Ended June 30, 2023

The following table sets forth our historical operating results for the periods indicated (amounts in thousands):

	Three Months Ended June 30,		$	%	Six Months Ended June 30,		$	%
	2024	2023	Change	Change	2024	2023	Change	Change
Operating expenses:
Research and development	$97,746	$86,453	$11,293	13%	$181,593	$163,394	$18,199	11%
General and administrative	36,711	37,089	(378)	(1)%	84,765	70,126	14,639	21%
Total operating expenses	134,457	123,542	10,915	9%	266,358	233,520	32,838	14%
Loss from operations	(134,457)	(123,542)	(10,915)	9%	(266,358)	(233,520)	(32,838)	14%
Other income (loss):
Interest expense	(562)	(602)	40	(7)%	(1,134)	(1,202)	68	(6)%
Interest income	12,016	7,319	4,697	64%	24,081	13,596	10,485	77%
Other income (expense)	50	318	(268)	(84)%	(170)	(12)	(158)	1317%
Total other income (loss):	11,504	7,035	4,469	64%	22,777	12,382	10,395	84%
Net loss	(122,953)	(116,507)	(6,446)	6%	(243,581)	(221,138)	(22,443)	10%
Less: Net loss attributable to non-controlling interest	22	14	8	57%	42	30	12	40%
Net loss attributable to common stockholders	$(122,975)	$(116,521)	$(6,454)	6%	$(243,623)	$(221,168)	$(22,455)	10%

Research and Development

The increase in research and development expense in the three months ended June 30, 2024 compared to the three months ended June 30, 2023 primarily resulted from an increase of $5.1 million in personnel cost to support our battery technology development, an increase of $3.2 million related to depreciation and amortization and an increase of $2.2 million in material supplies.

The increase in research and development expense in the six months ended June 30, 2024 compared to the six months ended June 30, 2023 primarily resulted from an increase of $7.6 million in personnel cost to support our battery technology development, an increase of $5.9 million related to depreciation and amortization, an increase of $1.5 million in material supplies, and a non-cash stock-based compensation expense increase of $1.4 million primarily due to the net effect of new restricted stock units granted offset by full amortization of awards subsequent to June 30, 2023.

General and Administrative

The change in general and administrative expense in the three months ended June 30, 2024 compared to the three months ended June 30, 2023 is not material individually or in aggregate.

The increase in general and administrative expenses in the six months ended June 30, 2024 compared to the six months ended June 30, 2023 primarily resulted from the net $24.5 million litigation settlement accrual for the Securities Class Action Litigation described in Note 7, Commitments and Contingencies, to the condensed consolidated financial statements elsewhere in this Report, and an increase of $11.5 million in charges related to other legal matters, professional fees, outside services and office administration, offset by a decrease in non-cash stock-based compensation expense of $22.3 million primarily due to the net effect of forfeiture of EPA awards offset by new restricted stock units granted subsequent to June 30, 2023.

Other Income (Expense)

Interest Income

The increase in interest income during the three and six months ended June 30, 2024 compared to the three and six months ended June 30, 2023 was mainly due to an increase in investment and interest rates.

Other Income (Expense)

Other income (expense) for the three and six months ended June 30, 2024 consisted of foreign currency exchange gain and other miscellaneous income. Other income (expense) for the three and six months ended June 30, 2023 consisted of foreign currency exchange loss and other miscellaneous income.

Liquidity and Capital Resources

As of June 30, 2024 and December 31, 2023, our principal sources of liquidity were our cash and cash equivalents and marketable securities in the amount of approximately $937.9 million and $1.1 billion, respectively. Our cash equivalents are invested in U.S. money market funds, U.S. Treasury bonds and commercial paper. Our marketable securities are invested in U.S. Treasury notes and bonds, commercial paper, and corporate notes and bonds.

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

We believe that our cash on hand will be sufficient to meet our working capital and capital expenditure requirements for a period of at least twelve months from the date of this Report. Based on our current business plan, we believe that our cash resources will last into 2028. However, any changes to our technology development, operating costs and scale-up, including our ability to meet the milestones to enable the entry into the IP License Agreement and related receipt of the initial royalty fee from PowerCo, could materially impact us and the availability of our capital resources. We may need additional cash resources due to changed business conditions or other developments, including unanticipated delays in negotiations with automotive OEMs and tier-one automotive suppliers or other suppliers, supply chain challenges, competitive pressures, inflation, and regulatory developments, among others. To the extent that our current resources are insufficient to satisfy our cash requirements, we may need to seek additional equity or debt financing. If such financing is not available, or if the financing terms are onerous given the high-interest rate environment or less desirable than we expect, we may be forced to decrease our level of investment in product development or scale back our operations, which could have an adverse impact on our business and financial prospects.

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

In February 2023, we filed a prospectus supplement to the Form S-3 for the issuance and sale of our Class A Common Stock from time to time for an aggregate offering price of up to $400 million through J.P. Morgan Securities LLC, Cowen and Company, LLC, Deutsche Bank Securities Inc. and UBS Securities LLC, as the sales agents. We entered into Distribution Agreements with each of these sales agents in February 2023, in connection with the offering. We have up to three years from the date of the Distribution Agreements to sell the shares, however we are not obligated to sell any such shares. Any proceeds from the sale of shares will be used for working capital and other general corporate purposes and would further extend our forecasted cash runway. No shares of our Class A Common Stock were sold pursuant to the ATM offering during the three and six months ended June 30, 2024.

Cash Flows and Material Cash Requirements

The following table provides a summary of our cash flow data for the periods indicated (amounts in thousands):

	For the Six Months Ended June 30,
	2024	2023
Net cash used in operating activities	$(123,096)	$(119,994)
Net cash provided by investing activities	171,810	110,448
Net cash provided by financing activities	5,150	6,993

Operating Activities

Our cash flows used in operating activities to date have been primarily driven by the growth in our underlying business to support the research and development of next-generation battery technology. To support our research and development activities and our plan to expand our QS-0 capability, we are expecting cash payments of approximately $8.9 million during the next twelve months and approximately $69.9 million thereafter for the operating lease commitments as of June 30, 2024. From time to time, we also enter into non-cancellable service and purchase commitments. We are expecting cash used in operating activities to include payments of approximately $4.1 million in the next twelve months and approximately $5.8 million thereafter through 2027 for our non-cancellable commitments as of June 30, 2024.

Cash used in operating activities for the six months ended June 30, 2024 was primarily driven by a net loss of $243.6 million, offset by non-cash expense of $67.1 million related to stock-based compensation, non-cash expense of $24.9 million related to depreciation and amortization, non-cash lease expense and amortization of right-of-use assets of $4.0 million. Cash used in the operating activities was further driven by an increase of $22.7 million in prepaid expenses, other current assets and other assets, and $15.7 million in amortization of premiums and accretion of discounts on marketable securities, and offset by an increase of $63.3 million in accounts payable, accrued liabilities and accrued compensation and benefits.

Cash used in operating activities for the six months ended June 30, 2023 was primarily driven by a net loss of $221.1 million, and a decrease of $4.0 million in accounts payable, accrued liabilities and accrued compensation and benefits, offset by non-cash expense of $88.0 million related to stock-based compensation, non-cash expense of $19.5 million related to depreciation and amortization, non-cash lease expense and amortization of right-of-use assets of $3.9 million.

Investing Activities

Our cash flows from investing activities to date have been comprised of purchases of property and equipment and purchases, maturities and sales of our marketable securities. We expect the level of capital investment to increase substantially in the near future as we acquire the property and equipment for and build out our QS-0 facility.

Cash provided by investing activities for the six months ended June 30, 2024 primarily consists of proceeds from the maturity and sale of marketable securities of $893.8 million and $1.2 million, respectively. These were offset by $690.2 million used for the purchase of marketable securities and $33.0 million used for the purchase of various property and equipment, primarily to support our research and development activities.

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

Financing Activities

Our cash flows from financing activities primarily consist of proceeds from the issuance of common stock and exercise of stock options. Finance lease commitment for QS-0 will result in net cash payments of $5.2 million in the next twelve months and payments of $41.7 million thereafter.

Cash provided by financing activities during the six months ended June 30, 2024 is primarily due to $6.6 million received from the exercise of stock options and our employee stock purchase plan.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes to the Company’s market risk during the three months ended June 30, 2024. For a discussion of the Company’s exposure to market risk, refer to the Company’s market risk disclosures set forth in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” of our Annual Report.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2024, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended June 30, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
•
Our relationship with Volkswagen is subject to various risks which could adversely affect our business and future prospects. There are no assurances that we will be able to meet Volkswagen’s time, cost, performance and volume requirements, or achieve the milestones for the commercialization of solid-state batteries under our collaboration with PowerCo or enter into the IP License Agreement.
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
•
Global climate change, an increase in related legal and regulatory requirements and an increased related emphasis on environmental, social and governance (ESG) matters by various stakeholders could negatively affect our business.
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

To achieve target energy density, we need to assemble multiple cell layers, enclose them within a single battery package, improve the cathode capacity loading, and address related technical challenges. Depending upon our customer’s requirements, our battery cell may require dozens of layers within each battery package. We have tested single-layer and multilayer cells in commercially relevant areas that measure approximately 60x75mm to 70x85mm, and shipped our first 24-layer A0 prototype battery cells in 2022. While we target our first commercial product, the QSE-5, to have a capacity of approximately 5 amp-hours, the exact capacity, number of layers and dimensions will vary and depend upon specific customer preference, cell design considerations, and other factors. We will need to overcome production challenges to produce sufficient volumes of our solid-state electrolyte-separators and prototype battery cells to complete development of our first commercial product and for customer evaluation and product qualification purposes, as well as subsequent cell designs that may require increased layer counts. We will need to produce these cells at improved yields without compromising performance, and while solving related packaging and reliability challenges in a way that is scalable and low-cost. There are significant engineering and mechanical challenges that we must overcome to advance the development of our battery cells. In addition, we have been acquiring and will continue to acquire certain equipment that we currently do not possess and to develop the manufacturing process necessary to make these multilayer battery cells at high volumes. If we are not able to overcome these developmental hurdles in building our multilayer cells, our business is likely to fail.

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

In addition, we must advance our manufacturing processes to include more automation, such as automated film handling and stacking, and to use higher volume equipment and processes, such as moving to larger continuous flow equipment. We must also continue process development and innovation efforts toward substantially shortening cycle time, improving process control, and reducing consumables (including energy usage), toward the target end goal of increasing the quality, consistency, reliability and throughput of our solid-state electrolyte-separators and battery cells. We may encounter delays or unexpected challenges in the delivery, installation and operation of the new equipment. Examples include global supply chain issues that impact our equipment suppliers, supplier non-performance and equipment damage in transit. These challenges may be exacerbated in situations where we source certain of our materials and equipment exclusively from one or a few suppliers. Further, we must build QS-0 to provide a sufficient quantity of solid-state electrolyte-separators and cells for internal development, customer sampling, and initial production of QSE-5 cells, and finally, we need to build out QS-0 to serve as the basis for continued manufacturing process development for the subsequent scale up of our manufacturing capabilities, including to support collaboration and future technology transfer activities as part of the collaboration and licensing arrangements with PowerCo as well as potential future commercial arrangements. We could encounter significant delays and cost overruns related to planning, permitting, construction, equipment installation and qualification, utilities infrastructure installation, and operations start-up of our manufacturing facilities, including those containing our QS-0 facility. For example, we have experienced short-term power outages at our San Jose facilities that have been resolved but similar disruptions may occur in the future; delays associated with material shortage and backups at key shipping ports could impact the capacity at which we can run the facility; and certain of our construction contractors have previously reported delays due to labor strikes of their employees that have been resolved for now but may reoccur in the future. We must substantially improve our manufacturing processes to increase yield and throughput to achieve the cost, performance and volume levels required for commercial shipments.

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

We rely on third-party suppliers for components and equipment necessary to develop and manufacture our solid-state batteries, including key supplies, such as our cathode material and manufacturing equipment for both our solid-state electrolyte-separator and solid-state battery cells. We are collaborating with key suppliers but have not yet entered into agreements for the supply of production quantities for many of these materials. To the extent that we are unable to enter into commercial agreements with these suppliers on beneficial terms, or these suppliers experience difficulties or delays ramping up their supply of materials to meet our requirements, the introduction of our battery will be delayed. For example, we have previously experienced minor disruptions to the supply of process gas due to the shortage of truck drivers related to the COVID-19 pandemic and have also experienced and could continue to experience disruption to the supply of petroleum-derived products as a result of certain weather and geopolitical events and conflicts and any related political or economic responses and counter-responses or otherwise by various global actors. The war in Ukraine and resulting sanctions against Russia by certain countries has also led to, and a further escalation of the armed conflict in the Middle East could also lead to, an increase in the price of petroleum and petroleum-derived products, which has in certain instances increased and may in the future further increase the cost of manufacturing, input material pricing and logistics costs.

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

In addition, the cost of mass-producing battery cells depends in part upon the prices and availability of raw materials such as lithium, nickel, cobalt and/or other metals. The prices for these materials fluctuate and their available supply may be unstable, depending on market conditions and global demand for these materials. For example, demand for lithium has increased dramatically in recent years, and is expected to continue to increase, due to the ongoing rapid increase in demand for lithium batteries in portable electronics and the growing EV and energy storage markets. Furthermore, significant sources of supply of certain raw and intermediate materials are available in countries that may be subject to political, economic and social instability or where there is an ongoing risk of tariffs or other prohibitions being imposed by the United States or the European Union on the import of such materials from such countries. There can be no assurance that suppliers of these materials may be able to meet our volume and other specific needs at reasonable prices, particularly as we ramp up our commercial operations.

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

We require significant capital to develop and grow our business and expect to incur significant expenses, including those relating to research and development, raw material procurement, leases, sales and distribution as we build our brand and market our batteries, and general and administrative costs as we scale our operations, including our costs of our activities under the Collaboration Agreement. For example, there has been volatility in prices and availability of raw material such as cobalt, nickel, and lithium and such material may face industry-wide shortages. Our ability to become profitable in the future will not only depend on our ability to successfully market our solid-state batteries and services, but also to control our costs and achieve our target cost projections, including our projected cost advantage when compared to the costs of building traditional lithium-ion batteries at scale or the costs of building solid-state batteries by other market players. If we or our partners, as applicable, are unable to cost efficiently design, manufacture, market, sell and distribute our solid-state batteries and services, including under the Collaboration Agreement, our margins, profitability and prospects would be materially and adversely affected. We have not yet produced any solid-state battery cells at commercial capacity or in volume and our forecasted cost advantage for the production of these cells at scale, compared to conventional lithium-ion cells, will require us to achieve rates of throughput, use of electricity and consumables, yield, and levels of automation that we have not yet achieved. If we are unable to achieve these targeted rates, our business will be adversely impacted.

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

Operational problems with our manufacturing equipment could result in the personal injury to or death of workers, the loss of production equipment, damage to manufacturing facilities, monetary losses, delays and unanticipated fluctuations in production. The potential risks of operational problems at the Company’s facilities also apply to individuals not employed and equipment not owned by the Company, such as third-party contractors, and our business partners’ personnel and equipment. In addition, operational problems may result in environmental damage, administrative fines, increased insurance costs and potential legal liabilities. These operational problems could have a material adverse effect on our business, results of operations, cash flows, financial condition or prospects.

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

Customer Risks and Risks Related to Our Relationship with Volkswagen

Our relationship with Volkswagen is subject to various risks which could adversely affect our business and future prospects. There are no assurances that we will be able to achieve the milestones for the commercialization of solid-state batteries under our collaboration with PowerCo or that we will enter into the IP License Agreement.

On July 5, 2024, QS entered into the Collaboration Agreement with PowerCo with the goal of industrializing the solid-state lithium metal battery technology we intend to use in our first planned product —the QSE-5 Technology. Under the Collaboration Agreement, the parties will collaborate to enable PowerCo to manufacture battery cells incorporating the QSE-5 Technology, including by establishing a joint scale-up team to facilitate the transfer of QSE-5 Technology into a cell size determined by PowerCo and carrying out the activities set forth in statements of work (the “Project”). In connection with the Project and subject to the completion of certain milestones, the parties intend to enter into the IP License Agreement under which QS will grant PowerCo a non-exclusive, limited, royalty-bearing license to use the QSE-5 Technology for the purpose of manufacturing and selling batteries primarily for automotive applications, initially at one or more PowerCo facilities that together have an annual capacity of up to 40 GWh, expandable by an additional 40 GWh of annual capacity or such other capacity as may be agreed to by the parties.

There is no assurance that we will be able to complete the development of the solid-state battery cells or achieve the technical milestones in the time frame required by the Collaboration Agreement or to satisfy PowerCo’s business needs, or that the joint scale-up team will cooperate successfully or complete in a timely and cost-effective manner the responsibilities assigned to them under the Collaboration Agreement. If we do not complete this development in a timely matter, PowerCo may terminate the Collaboration Agreement. If we are not able to reach certain milestones under the Collaboration Agreement, PowerCo has no obligation to enter into the IP License Agreement and we will not receive the initial royalty fee otherwise due to us thereunder and will not realize any of the benefits otherwise expected from such agreement. These factors could result in a material adverse effect on our business and financial results. The amounts of royalties to be paid under the IP License Agreement, if entered into, will depend on the performance of our solid-state battery and the demand for the vehicles that Volkswagen develops to utilize the solid-state battery cells that will be produced under the IP License Agreement. If we cannot complete the development of our solid-state battery cells, if PowerCo does not select our solid-state battery cell for commercialization or if there is a delay in the introduction of the Volkswagen vehicles that intend to use our solid-state battery cells, our business will be harmed.

The strong relationship that we have developed with Volkswagen and PowerCo and rights under the Collaboration Agreement and IP License Agreement, if entered into, may deter other automotive OEMs from working closely with us. If we are not able to expand our other customer relationships, or if we become too dependent on Volkswagen for our revenue, our business could be harmed. Volkswagen may have economic, business or legal interests or goals that are inconsistent with our goals. Any significant disagreements with Volkswagen may impede our ability to maximize the benefits of our relationship and slow the commercialization of our solid-state battery. Our relationship with Volkswagen may require us, among other things, to pay certain costs or to make certain capital investments or to seek Volkswagen’s consent to take certain actions. In addition, if PowerCo is unable or unwilling to meet its economic or other obligations under the Collaboration Agreement and IP License Agreement, if entered into, we may be required to terminate such agreements and thereby may not realize any of the benefits otherwise expected from such agreements. These factors could result in a material adverse effect on our business and financial results. While we have entered into a Collaboration Agreement with PowerCo and also expect to enter into the IP License Agreement with PowerCo, we cannot predict the extent to which PowerCo’s activities may pose a competitive risk to, or otherwise be in conflict with, our business.

If the milestones under the Collaboration Agreement are met and the IP License Agreement is entered into, we will become reliant on PowerCo to scale up and commercialize our technology, preserve the value of our license, and will be subject to PowerCo's business risks.

Entering into the IP License Agreement will make us reliant on PowerCo to scale up and commercialize our technology, as well as preserve the value of our license. PowerCo, in turn, is wholly owned by and therefore reliant on Volkswagen and its financial and operational resources. PowerCo faces their own risks such as technology development and scale-up, obtaining capital, executing business plans, managing labor relations, maintaining supplier and customer relationships, and other general macroeconomic and business risks. Changes in or poor execution of business plans by PowerCo or Volkswagen, including any decision by Volkswagen to reduce or terminate the business of PowerCo, could adversely harm our business. Additionally, verifying royalty amounts owed to us under the IP License Agreement may be difficult. While the agreement will require PowerCo to provide reasonable documentation supporting royalties and grant us the right to audit their books and records, these audits can be expensive and time-consuming, potentially adversely affecting our financial condition and operating results.

Certain agreements and relationships currently restrict or in the future may restrict our business operations, commercialization opportunities, and revenue generation.

Our existing and future commercial agreements may limit our ability to collaborate with other customers and commercialize our intellectual property. Additionally, certain agreements may require us to prioritize certain customers’ commercialization efforts and provide them with advantageous business terms, restricting our ability to negotiate competitive terms with others and potentially reducing our potential revenue from royalty payments. These obligations could deter other potential partners and limit our opportunities to generate revenue through licensing our technology, impacting our overall business flexibility and financial outcomes.

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

As of June 30, 2024, our executive officers, directors and their affiliates as a group and each of our stockholders who own 5% or more of our outstanding Class A Common Stock or our Class B Common Stock (together, the “Common Stock”), in the aggregate, beneficially own approximately 30.1% of our Class A Common Stock and 93.6% of our Class B Common Stock outstanding, representing approximately 64.5% of the vote. As a result, these stockholders, including Volkswagen, will be able to exercise a significant level of control over all matters requiring stockholder approval, including the election of directors, any amendment of our Amended and Restated Certificate of Incorporation (the “Certificate of Incorporation”) and approval of significant corporate transactions. In addition, Volkswagen holds the right to designate two directors to our Board. Currently, Sebastian Schebera, Head of Strategic Partnerships at Volkswagen AG, is a member of our Board. This control could have the effect of delaying or preventing a change of control or changes in our management and will make the approval of certain transactions difficult or impossible without the support of these stockholders and of their votes.

Our Intellectual Property Risks

We rely heavily on our intellectual property portfolio. If we are unable to protect or assert our intellectual property, our business and competitive position would be harmed.

We may not be able to prevent unauthorized use of our intellectual property, which could harm our business and competitive position. We rely upon a combination of the intellectual property protections afforded by patents, trademarks and trade secrets in the United States and other jurisdictions, as well as license agreements and other contractual protections, to establish, maintain and enforce rights in our proprietary technologies. In addition, we seek to protect our intellectual property through non-disclosure and invention assignment agreements with our employees and consultants, and through non-disclosure agreements with business partners and other third parties. Despite our efforts to protect our proprietary rights, insiders and third parties, including our business partners, may attempt to copy or otherwise obtain, use or practice our intellectual property without our consent, and we may have been, and may continue to be, subject to intentional or inadvertent systems disruptions and security incidents, including theft or unauthorized use of our confidential information, trade secrets and proprietary technology, including with respect to our batteries and cells. Monitoring unauthorized use or loss of our intellectual property is difficult and costly, and the steps we have taken or will take to prevent misappropriation may not be sufficient. Any enforcement efforts we undertake, including litigation, could be time-consuming and expensive and could divert management’s attention, which could harm our business, results of operations and financial condition. In addition, existing intellectual property laws and contractual remedies may afford less protection than needed to safeguard our intellectual property portfolio or our competitive position.

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

Under the Collaboration Agreement, we agreed to jointly own with PowerCo certain types of intellectual property, which joint ownership may reduce our ability to protect or assert some of our intellectual property rights. More specifically, we agreed to jointly own certain intellectual property that is jointly developed under the Collaboration Agreement and that such jointly owned intellectual property may be exploited by either party without the other’s consent, subject to certain conditions. Because PowerCo may exploit such intellectual property without our consent, we may not be able to block them or their licensees from using or exploiting derivatives or improvements to such intellectual property. Additionally, Volkswagen and PowerCo have and will continue to have access to some of our intellectual property, and potential incidents of employee misconduct, inadequate security measures, cyberattacks, or intentional or accidental exposure at Volkswagen or PowerCo may cause our intellectual property to be misappropriated, exploited, or infringed.

Under the IP License Agreement, if entered into, we intend to grant PowerCo a perpetual license to some of our intellectual property. This license may limit our ability to prohibit third parties, including PowerCo and its sublicensees, from exploiting our licensed intellectual property in perpetuity.

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

Many automotive OEMs, a number of battery technology companies, and consortiums subsidized by countries, for example China, are researching and investing in solid-state battery efforts and, in some cases, in battery development and production. There are a number of companies seeking to develop alternative approaches to solid-state battery technology, including lithium-metal batteries. We expect competition in battery technology and EVs to intensify due to increased demand for these vehicles and a regulatory push for EVs, continuing globalization, and consolidation in the worldwide automotive industry. For example, PowerCo is intended to consolidate Volkswagen’s activities along the value chain for batteries – from processing raw materials to developing a unified Volkswagen battery to managing the European gigafactories – and, in 2024, the China All-Solid-State Battery Collaborative Innovation Platform (CASIP), which brings together government, academia and industry to develop and manufacture solid-state batteries that can compete globally, was announced. Developments in alternative technologies or improvements in battery technologies made by competitors may materially adversely affect the sales, pricing and gross margins of our batteries. If a competing technology is developed that has superior operational or price performance, our business will be harmed. Similarly, if we fail to accurately predict and ensure that our battery technology can address customers’ changing needs or emerging technological trends, or if our customers fail to achieve the benefits expected from our solid-state batteries, our business will be harmed.

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

We incurred a loss from operations of approximately $134.5 million and $266.4 million, a net loss of approximately $123.0 million and $243.6 million for the three and six months ended June 30, 2024, respectively, and an accumulated deficit of approximately $3.1 billion from our inception in 2010 through June 30, 2024. We believe that we will continue to incur operating losses each quarter until at least the time we begin significant production of our lithium-metal solid-state batteries, and such production is not expected to occur in the near future.

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
•
adverse developments in our collaboration with Volkswagen, including termination of the Collaboration Agreement or IP License Agreement, if entered into, delays in reaching the milestones set forth in the Collaboration Agreement or failing to meet the milestones prerequisite to our entering into the IP License Agreement;
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

The trading price of our Class A Common Stock has been and may in the future continue to be subject to extreme volatility. For example, from November 27, 2020, the date our Class A Common Stock began trading on the New York Stock Exchange (“NYSE”), through June 30, 2024, our Class A Common Stock has experienced an intra-day trading high of $132.73 per share and an intra-day trading low of $4.67 per share. At certain times during such period, the daily fluctuations in the trading price of our Class A Common Stock were substantially greater than 10%. We cannot predict the magnitude of future fluctuations in the trading price of our Class A Common Stock. The trading price of our Class A Common Stock may be affected by a number of factors, including events described in the risk factors set forth in this Report and in our other reports filed with the SEC from time to time, as well as our operating results, financial condition and other events or factors. Any of the factors listed below could have a material adverse effect on your investment in our securities. Factors affecting the trading price of our securities may include:

•
announcements by us or our competitors regarding technical developments and levels of performance achieved by our or their battery technologies;
•
announcements by us regarding the timing of our production objectives, including regarding our QS-0 facility and our QSE-5 product;
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

As of June 30, 2024, we have approximately 449.0 million shares of Class A Common Stock and 54.7 million shares of Class B Common Stock outstanding. For example, in August 2023, we completed an underwritten public offering of 37.5 million shares of our Class A Common Stock, all of which are freely tradable without restrictions or further registration under the Securities Act, except for any shares sold to or purchased by any of our “affiliates” as defined in Rule 144 under the Securities Act.

As previously disclosed in the Current Report on Form 8-K filed on September 3, 2020, in connection with the Business Combination Agreement, 19 senior level employees and advisors of the Company, including the Company’s executive officers at that time, entered into lock-up agreements, pursuant to which they agreed to certain restrictions on the transfer of Company’s securities, subject to certain exceptions, for up to four years after the closing of the Business Combination in November 2020 or the earlier release if the Company completes a liquidation, merger, or other similar transaction, or if VGA (i) terminates for any reason the joint venture agreement, (ii) issues certain critical or negative statement regarding the Company and its technology, or (iii) transfers Company’s securities in excess of certain amounts set forth in the lock-up agreements. Upon the expiration of such lock-up agreements, such holders will be permitted to sell such securities into the open market. In connection with the signing of the JV Termination Agreement on July 5, 2024, the restrictions on the transfer of Company’s securities under such lock-up agreements automatically terminated pursuant to its terms.

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

Our business model includes developing and manufacturing of solid-state batteries, which is capital-intensive, and we may not be able to raise additional capital on attractive terms, if at all. If we cannot raise additional capital when needed, our operations and prospects could be materially and adversely affected.

The development, design, manufacture and license or sale of batteries is a capital-intensive business, which to date we have financed through joint venture arrangements, other third-party financings and issuance of additional equity. As a result of the nature of our business, we can be expected to continue to sustain substantial operating expenses without generating sufficient revenues to cover expenditures. Over time, we expect that we will need to raise additional funds, including through entry into new collaboration, license or joint venture arrangements, through the issuance of equity, equity-related or debt securities or through obtaining credit from financial institutions to fund, together with our principal sources of liquidity, ongoing costs such as research and development relating to our batteries, the construction of our QS-0, any significant unplanned or accelerated expenses, and new strategic investments. We cannot be certain that additional capital will be available on attractive terms, if at all, when needed, which could be dilutive to stockholders, and our financial condition, results of operations, business and prospects could be materially and adversely affected.

The failure by our management to use the proceeds effectively from our completed public offerings or any future offerings of equity or debt instruments, whether from the ATM offering or other sources of liquidity, such as the royalty fee under the IP License Agreement, if entered into, could harm our business, and we may invest such proceeds in a manner that does not produce income or that loses value, which may negatively impact the market price of our Class A Common Stock.

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

Shares of Class B Common Stock have 10 votes per share, while shares of Class A Common Stock have one vote per share. As of June 30, 2024, the holders of the Class B Common Stock (excluding the voting power of any shares of Class A Common Stock beneficially owned by such holders) control approximately 54.1% of the voting power of our capital stock and therefore collectively control matters submitted to our stockholders for approval, including the election of directors, amendments of our organizational documents and any merger, consolidation, sale of all or substantially all of our assets or other major corporate transactions. Even though these holders are not party to any agreement that requires them to vote together, they may have interests that differ from yours and may vote in a way with which you disagree, and which may be adverse to your interests. This concentrated control may have the effect of delaying, preventing or deterring a change in control of us, could deprive our stockholders of an opportunity to receive a premium for their capital stock as part of a sale of us, and might ultimately affect the market price of shares of our Class A Common Stock.

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
•
limiting the liability of, and providing indemnification and exculpation rights to, our directors and officers;
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

Item 5. Other Information.

Securities Trading Plans of Directors and Executive Officers

During our last fiscal quarter, the following directors and officers, as defined in Rule 16a-1(f), adopted a “Rule 10b5-1 trading arrangement” as defined in Regulation S-K Item 408, as follows:

On June 4, 2024, Prof. Dr. Jürgen Leohold, Director, adopted a Rule 10b5-1 trading arrangement providing for the sale from time to time of an aggregate of up to 100,236 shares of our Class A Common Stock. The trading arrangement is intended to satisfy the affirmative defense in Rule 10b5-1(c). The duration of the trading arrangement is until August 30, 2025, or earlier if all transactions under the trading arrangement are completed.

On June 6, 2024, Kevin Hettrich, our Chief Financial Officer, adopted a Rule 10b5-1 trading arrangement providing for the sale from time to time of an aggregate of up to 570,641 shares of our Class A Common Stock. The trading arrangement is intended to satisfy the affirmative defense in Rule 10b5-1(c). The duration of the trading arrangement is until June 18, 2025, or earlier if all transactions under the trading arrangement are completed.

No other officers or directors, as defined in Rule 16a-1(f), adopted and/or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as defined in Regulation S-K Item 408, during the last fiscal quarter.

Item 6. Exhibits.

Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date

2.1	Business Combination Agreement, dated as of September 2, 2020, by and among Kensington Capital Acquisition Corp., Kensington Capital Merger Sub Corp. and Legacy QuantumScape.	S-4/A	333-248930	2.1	November 12, 2020

2.2	Amendment No. 1 to Business Combination Agreement, dated as of September 21, 2020, by and among Kensington Capital Acquisition Corp., Kensington Capital Merger Sub Corp. and Legacy QuantumScape.	S-4/A	333-248930	2.2	November 12, 2020

3.1*	Amended and Restated Certificate of Incorporation of the Company, as amended.

3.2	Amended and Restated Bylaws of the Company.	8-K	001-39345	3.1	October 25, 2022

10.1	Collaboration Agreement, dated as of July 5, 2024, by and between QuantumScape Battery, Inc. and PowerCo SE.	8-K	001-39345	10.1	July 11, 2024

10.2	Amended and Restated Letter Agreement, dated as of July 5, 2024, by and among QuantumScape Battery, Inc., the Company and Volkswagen Group of America Investments, LLC.	8-K	001-39345	10.2	July 11, 2024

10.3	Termination Agreement, dated as of July 5, 2024, by and among Volkswagen Group of America, Inc., Volkswagen Group of America Investments, LLC, the Company, Quantumscape Battery, Inc. and QSV Operations LLC.	8-K	001-39345	10.3	July 11, 2024

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1†	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2†	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.
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

QuantumScape Corporation

Date: July 26, 2024	By:	/s/ Siva Sivaram
Siva Sivaram
President and Chief Executive Officer (Principal Executive Officer)

Date: July 26, 2024	By:	/s/ Kevin Hettrich
Kevin Hettrich
Chief Financial Officer (Principal Financial and Accounting Officer)