Form 10-Q
period 2024-09-30
QuantumScape Corp
filed 2024-10-25
CIK 1811414

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

The number of shares of the registrant’s Class A Common Stock, par value $0.0001 per share outstanding was 457,805,591, and the number of shares of the registrant’s Class B Common Stock, par value $0.0001 per share outstanding was 54,665,633, as of October 18, 2024.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

QuantumScape Corporation

Condensed Consolidated Balance Sheets (Unaudited)

(In Thousands, Except per Share Amounts)

	September 30,	December 31,
	2024	2023
Assets
Current assets
Cash and cash equivalents	$174,705	$142,524
Marketable securities	666,309	928,284
Prepaid expenses and other current assets	12,700	12,709
Total current assets	853,714	1,083,517
Property and equipment, net	317,509	313,164
Right-of-use assets - finance lease	22,985	25,140
Right-of-use assets - operating lease	52,689	55,863
Other assets	25,080	24,294
Total assets	$1,271,977	$1,501,978
Liabilities, redeemable non-controlling interest and stockholders’ equity
Current liabilities
Accounts payable	$9,635	$12,959
Accrued liabilities	19,674	10,180
Accrued compensation and benefits	22,848	26,043
Operating lease liability, short-term	5,387	5,006
Finance lease liability, short-term	3,149	2,907
Total current liabilities	60,693	57,095
Operating lease liability, long-term	54,374	57,622
Finance lease liability, long-term	32,710	35,098
Other liabilities	13,575	11,986
Total liabilities	161,352	161,801
Commitments and contingencies (see Note 7)
Redeemable non-controlling interest	—	1,770
Stockholders’ equity
Preferred stock- $0.0001 par value; 100,000 shares authorized; none issued and outstanding as of September 30, 2024 and December 31, 2023	—	—
Common stock - $0.0001 par value; 1,250,000 shares authorized (1,000,000 Class A and 250,000 Class B); 457,544 Class A and 54,666 Class B shares issued and outstanding as of September 30, 2024; 433,157 Class A and 59,874 Class B shares issued and outstanding as of December 31, 2023	51	49
Additional paid-in-capital	4,353,487	4,221,892
Accumulated other comprehensive income (loss)	939	(2,877)
Accumulated deficit	(3,243,852)	(2,880,657)
Total stockholders’ equity	1,110,625	1,338,407
Total liabilities, redeemable non-controlling interest and stockholders’ equity	$1,271,977	$1,501,978

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

QuantumScape Corporation

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) (Unaudited)

(In Thousands, Except per Share Amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Operating expenses:
Research and development	$96,994	$88,154	$278,587	$251,548
General and administrative	33,164	32,716	117,929	102,842
Total operating expenses	130,158	120,870	396,516	354,390
Loss from operations	(130,158)	(120,870)	(396,516)	(354,390)
Other income (loss):
Interest expense	(550)	(593)	(1,684)	(1,795)
Interest income	11,347	10,479	35,428	24,075
Other income (loss)	(338)	382	(508)	370
Total other income	10,459	10,268	33,236	22,650
Net loss	(119,699)	(110,602)	(363,280)	(331,740)
Less: Net income (loss) attributable to non-controlling interest, net of tax of $0	(127)	15	(85)	45
Net loss attributable to common stockholders	$(119,572)	$(110,617)	$(363,195)	$(331,785)
Net loss	$(119,699)	$(110,602)	$(363,280)	$(331,740)
Other comprehensive income (loss):
Unrealized gain on marketable securities	1,458	3,392	3,816	11,550
Total comprehensive loss	(118,241)	(107,210)	(359,464)	(320,190)
Less: Comprehensive income (loss) attributable to non-controlling interest	(127)	15	(85)	45
Comprehensive loss attributable to common stockholders	$(118,114)	$(107,225)	$(359,379)	$(320,235)

Basic and Diluted net loss per share	$(0.23)	$(0.23)	$(0.72)	$(0.73)
Basic and Diluted weighted-average common shares outstanding	508,957	471,752	502,136	452,503

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

QuantumScape Corporation

Condensed Consolidated Statements of Redeemable Non-Controlling Interest and Stockholders’ Equity (Unaudited)

(In Thousands)

	Redeemable Non- Controlling	Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
Three Months Ended September 30, 2024	Interest	Shares	Amount	Capital	Deficit	Loss	Equity
Balance as of June 30, 2024	$1,812	503,640	$50	$4,305,018	$(3,124,280)	$(519)	$1,180,269
Exercise of stock options	—	4,271	—	7,398	—	—	7,398
Shares issued upon vesting of restricted stock units	—	4,299	1	2,768	—	—	2,769
Stock-based compensation	—	—	—	38,303	—	—	38,303
Net loss	(127)	—	—	—	(119,572)	—	(119,572)
Unrealized gain on marketable securities	—	—	—	—	—	1,458	1,458
Dissolution of joint venture	(1,685)	—	—	—	—	—	—
Balance as of September 30, 2024	$—	512,210	$51	$4,353,487	$(3,243,852)	$939	$1,110,625

	Redeemable Non- Controlling	Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
Nine Months Ended September 30, 2024	Interest	Shares	Amount	Capital	Deficit	Loss	Equity
Balance as of December 31, 2023	$1,770	493,031	$49	$4,221,892	$(2,880,657)	$(2,877)	$1,338,407
Exercise of stock options and employee stock purchase plan	—	7,208	—	13,968	—	—	13,968
Shares issued upon vesting of restricted stock units	—	11,971	2	23,083	—	—	23,085
Stock-based compensation	—	—	—	94,544	—	—	94,544
Net loss	(85)	—	—	—	(363,195)	—	(363,195)
Unrealized gain on marketable securities	—	—	—	—	—	3,816	3,816
Dissolution of joint venture	(1,685)	—	—	—	—	—	—
Balance as of September 30, 2024	$—	512,210	$51	$4,353,487	$(3,243,852)	$939	$1,110,625

	Redeemable Non- Controlling	Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
Three Months Ended September 30, 2023	Interest	Shares	Amount	Capital	Deficit	Loss	Equity
Balance as of June 30, 2023	$1,734	447,386	$45	$3,855,602	$(2,656,680)	$(9,715)	$1,189,252
Exercise of stock options	—	1,300	—	2,297	—	—	2,297
Shares issued upon vesting of restricted stock units	—	3,259	—	—	—	—	—
Issuance of Class A Common Stock, net of issuance costs of $11.8 million	—	37,500	4	288,150	—	—	288,154
Stock-based compensation	—	—	—	38,791	—	—	38,791
Net income (loss)	15	—	—	—	(110,617)	—	(110,617)
Unrealized gain on marketable securities	—	—	—	—	—	3,392	3,392
Balance as of September 30, 2023	$1,749	489,445	$49	$4,184,840	$(2,767,297)	$(6,323)	$1,411,269

	Redeemable Non- Controlling	Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
Nine Months Ended September 30, 2023	Interest	Shares	Amount	Capital	Deficit	Loss	Equity
Balance as of December 31, 2022	$1,704	437,959	$44	$3,771,181	$(2,435,512)	$(17,873)	$1,317,840
Exercise of stock options and employee stock purchase plan	—	6,720	1	9,929	—	—	9,930
Shares issued upon vesting of restricted stock units	—	7,266	—	—	—	—	—
Issuance of Class A Common Stock, net of issuance costs of $11.8 million	—	37,500	4	288,150	—	—	288,154
Stock-based compensation	—	—	—	115,580	—	—	115,580
Net income (loss)	45	—	—	—	(331,785)	—	(331,785)
Unrealized gain on marketable securities	—	—	—	—	—	11,550	11,550
Balance as of September 30, 2023	$1,749	489,445	$49	$4,184,840	$(2,767,297)	$(6,323)	$1,411,269

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

QuantumScape Corporation

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In Thousands)

	Nine Months Ended September 30,
	2024	2023
Operating activities
Net loss	$(363,280)	$(331,740)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	39,795	31,177
Amortization of right-of-use assets and non-cash lease expense	5,980	5,825
Amortization of premiums and accretion of discounts on marketable securities	(23,124)	(10,855)
Stock-based compensation expense	110,471	128,373
Write-off of property and equipment	1,533	6,342
Other	186	474
Changes in operating assets and liabilities:
Prepaid expenses and other current assets and other assets	(777)	(3,985)
Accounts payable, accrued liabilities and accrued compensation and benefits	15,984	(5,544)
Operating lease liability	(3,717)	(2,270)
Other liabilities	1,051	(348)
Net cash used in operating activities	(215,898)	(182,551)
Investing activities
Purchases of property and equipment	(50,969)	(70,708)
Proceeds from maturities of marketable securities	1,146,587	702,128
Proceeds from sales of marketable securities	1,245	1,477
Purchases of marketable securities	(858,921)	(731,461)
Net cash provided by (used in) investing activities	237,942	(98,564)
Financing activities
Proceeds from exercise of stock options and employee stock purchase plan	13,968	9,930
Proceeds from issuance of common stock, net of issuance costs paid	—	288,431
Principal payment for finance lease	(2,146)	(1,290)
Dissolution of joint venture	(1,685)	—
Net cash provided by financing activities	10,137	297,071
Net increase (decrease) in cash, cash equivalents and restricted cash	32,181	15,956
Cash, cash equivalents and restricted cash at beginning of period	160,572	252,916
Cash, cash equivalents and restricted cash at end of period	$192,753	$268,872
Supplemental disclosure:
Cash paid for interest	$1,684	$1,195
Purchases of property and equipment, not yet paid	$4,702	$7,289
Common stock issuance costs, accrued but not paid	$—	$277

The following table presents the Company’s cash, cash equivalents and restricted cash by category in the Company’s Condensed Consolidated Balance Sheets (Unaudited) (amounts in thousands):

	As of September 30,
	2024	2023
Cash and cash equivalents	$174,705	$250,824
Other assets	18,048	18,048
Total cash, cash equivalents and restricted cash	$192,753	$268,872

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

QuantumScape Corporation

Notes to Condensed Consolidated Financial Statements (Unaudited)

September 30, 2024

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

The Company is focused on the development and commercialization of its solid-state lithium-metal batteries. Planned principal operations have not yet commenced. As of September 30, 2024, the Company had not derived revenue from its principal business activities.

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

Legacy QuantumScape was a single-legal entity prior to becoming a partner with Volkswagen in QSV Operations LLC (“QSV”). As noted in the section titled “Joint Venture and Redeemable Non-Controlling Interest” below, Legacy QuantumScape determined QSV was a VIE for which it was required to consolidate the operations upon its formation in 2018 and the Company continued to consolidate the operations of QSV in its financial statements following the closing of the Business Combination until QSV was dissolved in September 2024 (See Note 10 Joint Venture and Redeemable Non-Controlling Interest). The dissolution and deconsolidation of QSV had an immaterial impact on the Company's unaudited condensed consolidated financial statements. Following the dissolution of QSV, the Company no longer has any interest in any VIEs.

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

Unaudited Interim Condensed Consolidated Financial Statements

The accompanying interim Condensed Consolidated Balance Sheets as of September 30, 2024, the interim Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), the interim Condensed Consolidated Statements of Redeemable Non-Controlling Interest and Stockholders’ Equity for the three and nine months ended September 30, 2024 and 2023, and the interim Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2024 and 2023, are unaudited. The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited annual consolidated financial statements and, in management’s opinion, include adjustments consisting of only normal recurring adjustments necessary for the fair statement of the Company’s financial position as of September 30, 2024 and its results of operations for the three and nine months ended September 30, 2024 and 2023, and cash flows for the nine months ended September 30, 2024 and 2023. The financial data and the other financial information disclosed in the notes to these condensed consolidated financial statements related to the three-month and nine-month periods are also unaudited. The results of operations for the three and nine months ended September 30, 2024 and 2023 are not necessarily indicative of the results to be expected for the full fiscal year or any other period.

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

Volkswagen is a related party stockholder (approximately 24.7% and 24.0% voting interest holder of the Company as of September 30, 2024 and December 31, 2023, respectively). Upon the effectiveness of the JVA, each party contributed $1.7 million in cash to capitalize QSV in exchange for 50% equity interests.

The joint venture was considered a VIE with a related party and therefore the related party whose business was more closely related to the planned operations of the joint venture was required to consolidate the operations.

The Company determined its operations were most closely aligned with the operations of the joint venture and therefore consolidated the results of QSV’s operations in its Condensed Consolidated Balance Sheets, Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), and Condensed Consolidated Statements of Redeemable Non-Controlling Interest and Stockholders’ Equity. QSV had minimal operations through its dissolution in September 2024.

On July 5, 2024, the Company, QS, VWGoA, VGA, and QSV (the “JV Entity”), entered into a Joint Venture Termination and Release Agreement (the “JV Termination Agreement”) to, among other things, terminate the JVA, dissolve the JV Entity, and remove earmark restrictions on $134.0 million of funds previously reserved by the Company for future contribution to the JV Entity that automatically terminated pursuant to the terms of the JVA. QSV was subsequently dissolved in September, 2024. As part of the dissolution of QSV, $1.8 million of redeemable non-controlling interest was distributed in cash to VGA.

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to credit risk consist principally of cash and cash equivalents and marketable securities. As of September 30, 2024 and December 31, 2023, approximately $124.8 million and $115.8 million of our total cash and cash equivalents and marketable securities, are held in U.S. money market funds, and $617.9 million and $723.9 million are invested in U.S. government and agency securities, respectively. The Company seeks to mitigate its credit risk with respect to cash and cash equivalents and marketable securities by making deposits with what we believe to be large, reputable financial institutions and investing in high credit rated shorter-term instruments.

Cash and Cash Equivalents and Restricted Cash

Management considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

Restricted cash is maintained under an agreement that legally restricts the use of such funds and is reported within other assets as the date of availability or disbursement for all restricted cash is more than one year from September 30, 2024.

Restricted cash is comprised of $18.0 million as of both September 30, 2024 and December 31, 2023, all of which is pledged as a form of security for the Company’s lease agreements for its headquarters and QS-0 facility. The restricted cash is maintained in certificates of deposits as of September 30, 2024.

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

Impairment of Long-Lived Assets

The Company evaluates the carrying value of long-lived assets when indicators of impairment exist. The carrying value of a long-lived asset is considered impaired when the estimated separately identifiable, undiscounted cash flows from such an asset are less than the carrying value of the asset. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair value of the long-lived asset. There were no material impairment charges in the three and nine months ended September 30, 2024. During the three and nine months ended September 30, 2023, the Company incurred impairment charges of $6.3 million related to the decommissioning of certain assets.

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

In calculating the right-of-use asset and lease liability, the Company elects to combine lease and non-lease components for all classes of assets, and elects to exclude short-term leases having terms of twelve months or less.

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

The ESPP provides eligible employees with the opportunity to purchase shares of the Company’s Class A Common Stock at a discount through payroll deductions. There were approximately 587,000 shares purchased under the ESPP during the nine months ended September 30, 2024. As of September 30, 2024, 9.9 million shares of Class A Common Stock were reserved for future issuance under the ESPP.

The Company established the 2024 corporate bonus plan (the “2024 Bonus Plan”) to be settled in part in the form of restricted stock units to eligible employees upon the achievement of certain service and performance conditions. The awards under the 2024 Bonus Plan are classified as a liability prior to the settlement of vested restricted stock units, upon which the liability is reclassified into equity. The 2024 Bonus Plan awards are measured at the grant date fair value, i.e., the closing price of the Company’s Class A Common Stock on the grant date. The Company recognizes compensation expense for the 2024 Bonus Plan to be settled in restricted stock units on a straight-line basis over the requisite service period of approximately a year.

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

The Company has no provision for income taxes for the three and nine months ended September 30, 2024 and 2023. The Company has no current tax expense from losses and no deferred expense from the valuation allowance. The Company’s effective tax rate differs from the U.S. statutory rate primarily due to a valuation allowance against its net deferred tax assets as it is more likely than not that some or all of the deferred tax assets will not be realized.

Note 3. Recent Accounting Pronouncements

In March 2023, the FASB issued ASU 2023-01, Leases (Topic 842): Common Control Agreements, which clarifies the accounting for leasehold improvements associated with common control leases. The ASU is effective for all entities in fiscal years beginning after December 15, 2023. The Company adopted the guidance in 2024. The adoption of such guidance had no impact on the Company’s condensed consolidated financial statements as of September 30, 2024.

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

Note 4. Fair Value Measurement

The Company’s financial assets subject to fair value measurements on a recurring basis and the level of inputs used for such measurements were as follows (amounts in thousands):

	Fair Value Measured as of September 30, 2024
	Level 1	Level 2	Total
Assets included in:
Money market funds(1)	$124,761	$—	$124,761
Commercial paper(2)	—	61,970	61,970
U.S. government and agency securities(2)	—	617,901	617,901
Corporate notes and bonds(2)	—	27,195	27,195
Total fair value	$124,761	$707,066	$831,827

	Fair Value Measured as of December 31, 2023
	Level 1	Level 2	Total
Assets included in:
Money market funds(1)	$115,848	$—	$115,848
Commercial paper(2)	—	80,913	80,913
U.S. government and agency securities(2)	—	723,888	723,888
Corporate notes and bonds(2)	—	147,923	147,923
Total fair value	$115,848	$952,724	$1,068,572

(1)
Money market funds are included in cash and cash equivalents on the Condensed Consolidated Balance Sheets.
(2)
Marketable securities consist of commercial paper, U.S. government and agency securities, corporate notes and bonds. As of September 30, 2024 and December 31, 2023, marketable securities with original maturities of three months or less of $40.8 million and $24.4 million, respectively, are included in cash and cash equivalents on the Condensed Consolidated Balance Sheets.

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

The Company had no financial liabilities subject to fair value measurements on a recurring basis as of September 30, 2024 and December 31, 2023.

There have been no changes to the valuation methods utilized during the nine months ended September 30, 2024. As of September 30, 2024 and December 31, 2023, the carrying values of cash and cash equivalents, accounts payable and accrued liabilities approximate their respective fair values due to their short-term nature.

Marketable Securities

The following table summarizes, by major security type, the Company’s assets that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy. Amortized cost net of unrealized gain (loss) is equal to fair value as of September 30, 2024 and December 31, 2023. The fair value as of September 30, 2024 and December 31, 2023 are as follows (amounts in thousands):

	September 30, 2024
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Level 1 securities
Money market funds	$124,761	$—	$—	$124,761
Level 2 securities
Commercial paper	61,970	—	—	61,970
U.S. government and agency securities	617,011	899	(9)	617,901
Corporate notes and bonds	27,146	61	(12)	27,195
Total	$830,888	$960	$(21)	$831,827

	December 31, 2023
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Level 1 securities
Money market funds	$115,848	$—	$—	$115,848
Level 2 securities
Commercial paper	80,913	—	—	80,913
U.S. government and agency securities	725,301	334	(1,747)	723,888
Corporate notes and bonds	149,387	40	(1,504)	147,923
Total	$1,071,449	$374	$(3,251)	$1,068,572

Realized gains and losses and interest income from the investment are included in interest income.

The Company regularly reviews its available-for-sale marketable securities in an unrealized loss position and evaluates the current expected credit loss by considering factors such as historical experience, market data, issuer-specific factors, and current economic conditions. The following tables display additional information regarding gross unrealized losses and fair value by major security type for the 6 and 51 marketable securities in unrealized loss positions as of September 30, 2024 and December 31, 2023, respectively (amounts in thousands):

	September 30, 2024
	Less than 12 Consecutive Months		12 Consecutive Months or Longer		Total
	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value
U.S. government and agency securities	$(1)	$15,937	$(8)	$4,991	$(9)	$20,928
Corporate notes and bonds	(4)	7,741	(8)	1,054	(12)	8,795
Total	$(5)	$23,678	$(16)	$6,045	$(21)	$29,723

	December 31, 2023
	Less than 12 Consecutive Months		12 Consecutive Months or Longer		Total
	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value
U.S. government and agency securities	$(10)	$31,741	$(1,737)	$87,257	$(1,747)	$118,998
Corporate notes and bonds	(5)	13,338	(1,499)	125,524	(1,504)	138,862
Total	$(15)	$45,079	$(3,236)	$212,781	$(3,251)	$257,860

The unrealized losses were attributable to changes in interest rates that impacted the value of the investments, and not increased credit risk. There were no sales of available-for-sale marketable securities during the three months ended September 30, 2024 and 2023. During the nine months ended September 30, 2024 and 2023, the Company received proceeds of $1.2 million and $1.5 million, including interest, from the sale of available-for-sale marketable securities, respectively. The Company realized immaterial gains as a result of such sales for the nine months ended September 30, 2024 and 2023. The Company does not intend to sell the investments that are in an unrealized loss position, nor is it more likely than not that the Company will be required to sell the investments before the recovery of the amortized cost basis, which may be its maturity. Accordingly, the Company did not record an allowance for credit losses associated with these investments.

The estimated amortized cost and fair value of available-for-sale securities by contractual maturity as of September 30, 2024 are as follows (amounts in thousands):

	September 30, 2024
	Amortized Cost	Fair Value
Due within one year	$828,891	$829,830
Due after one year and through five years	1,997	1,997
Total	$830,888	$831,827

Note 5. Balance Sheet Components:

Property and Equipment

Property and equipment as of September 30, 2024 and December 31, 2023 consisted of the following (amounts in thousands):

	September 30,	December 31
	2024	2023
Computer equipment, hardware, and software	$7,701	$7,191
Furniture and fixtures	106,818	77,813
Leasehold improvements	101,146	99,524
Machinery and equipment	168,471	146,730
Construction-in-progress	79,357	89,664
Property and equipment, gross	463,493	420,922
Accumulated depreciation and amortization	(145,984)	(107,758)
Property and equipment, net	$317,509	$313,164

Depreciation and amortization expense related to property and equipment was $14.8 million and $11.2 million for the three months ended September 30, 2024 and 2023, respectively. Depreciation and amortization expense related to property and equipment was $39.3 million and $30.0 million for the nine months ended September 30, 2024 and 2023, respectively.

Accrued Liabilities

Accrued liabilities as of September 30, 2024 and December 31, 2023 consisted of the following (amounts in thousands):

	September 30,	December 31,
	2024	2023
Litigation-related accrual	$11,850	$4,000
Accrued property and equipment	1,900	3,203
Accrued facilities expense	1,124	730
Other	4,800	2,247
Accrued liabilities	$19,674	$10,180

Other Liabilities

Other liabilities as of September 30, 2024 and December 31, 2023 consisted of the following (amounts in thousands):

	September 30,	December 31,
	2024	2023
Long-term advance payments	$2,515	$2,515
Asset retirement obligation	11,060	9,471
Other liabilities	$13,575	$11,986

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

The Company’s leases do not have any contingent rent payments and do not contain residual value guarantees.

The components of lease related expense are as follows (amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Lease costs	2024	2023	2024	2023
Finance lease costs:
Amortization of right-of-use assets	$718	$718	$2,155	$2,155
Interest on lease liabilities	550	593	1,684	1,795
Operating lease costs	2,253	2,253	6,745	6,795
Variable lease costs	800	695	2,456	3,065
Total lease expense	$4,321	$4,259	$13,040	$13,810

The components of supplemental cash and non-cash information related to leases are as follows (amounts in thousands):

	Nine Months Ended September 30,
	2024	2023
Operating outgoing cash flows - finance lease	$1,684	$1,195
Financing outgoing cash flows - finance lease	2,146	1,290
Operating outgoing cash flows - operating lease	6,605	5,224
Right-of-use assets obtained in exchange for new operating lease liabilities	777	—

The table below displays additional information for leases as of September 30, 2024 and December 31, 2023:

	September 30, 2024	December 31, 2023
Finance lease
Weighted-average remaining lease term - finance lease (in years)	8.0	8.8
Weighted-average discount rate - finance lease	6.06%	6.06%
Operating lease
Weighted-average remaining lease term - operating lease (in years)	7.9	8.6
Weighted-average discount rate - operating lease	6.34%	6.36%

As of September 30, 2024, future minimum payments during the next five years and thereafter are as follows (amounts in thousands):

Fiscal Year	Operating Leases	Finance Lease
2024 (remaining three months)	$2,229	$1,301
2025	9,074	5,272
2026	9,333	5,417
2027	9,565	5,566
2028	9,569	5,719
2029	9,686	5,876
Thereafter	27,279	16,469
Total	76,735	45,620
Less present value discount	(16,974)	(9,761)
Lease liabilities	$59,761	$35,859

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

Securities Class Action Litigation

Beginning in January 2021, class action lawsuits were filed in the United States District Court for the Northern District of California by purported purchasers of Company securities (together, the “Securities Class Action Litigation”). The lead plaintiff filed a consolidated complaint on June 21, 2021, which alleges a purported class that includes all persons who purchased or acquired our securities between November 27, 2020 and April 14, 2021. The consolidated complaint names the Company, its Chief Executive Officer, its Chief Financial Officer, and its Chief Technology Officer as defendants. The consolidated complaint alleges that the defendants purportedly made false and/or misleading statements and failed to disclose material adverse facts about the Company’s business, operations, and prospects, including information regarding the Company’s battery technology. On January 14, 2022, defendants’ motion to dismiss the consolidated complaint was substantially denied. On December 19, 2022, the court granted plaintiffs’ motion to certify the class. In April 2024, the parties reached an agreement in principle to settle these consolidated actions. We recorded for the nine months ended September 30, 2024 a net charge of $24.5 million for the potential settlement of these actions. This net charge represents the gross settlement amount of $47.5 million and $0.4 million of related legal fees, offset by $23.4 million for amounts recovered under our applicable insurance policies. The court granted preliminary approval of the settlement on July 18, 2024, and a final approval hearing will be held on November 13, 2024. In August 2024, the $47.5 million of settlement funds which includes $23.4 million from applicable insurance policies were paid into escrow. The payment will be held in escrow until the court grants the final approval of the settlement. As of September 30, 2024, there is no outstanding liability related to this matter.

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

Since June 2022, four shareholder derivative suits have been filed in the Court of Chancery of the State of Delaware against current and former directors and officers of the Company. The Company is the nominal defendant. The complaints allege that the individual defendants breached various duties to the Company. VGA is also named as a defendant in three of those actions. In September 2022, the four actions were consolidated. A consolidated amended complaint was filed on July 30, 2024.

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

Two additional shareholder derivative actions were filed in the Court of Chancery of the State of Delaware, on May 30, 2024 and October 14, 2024, against current and former directors and officers of the Company. The Company is the nominal defendant. The complaints allege that the individual defendants breached various duties to the Company. The complaints also allege that the plaintiffs previously sent a litigation demand to the Board and allege that the demands had effectively been rejected. The action filed in May 2024 is presently stayed.

Delaware Class Action

A shareholder derivative suit was filed in the Court of Chancery of the State of Delaware on August 16, 2022, against former and current directors and officers of the Company and of Kensington. Defendants moved to dismiss the complaint. Plaintiff filed an amended complaint on March 3, 2023, this time seeking relief on behalf of a putative class of holders of Kensington Class A Common Stock who held such stock prior to the November 23, 2020 redemption deadline and were allegedly entitled to redeem their shares but did not. The amended class action complaint alleges that the defendants breached various duties to Kensington stockholders or aided and abetted such breaches. Defendants moved to dismiss the amended complaint on May 8, 2023, and a hearing was held on February 21, 2024. The Kensington Defendants’ motion to dismiss was denied. The Legacy QuantumScape Defendants’ motion to dismiss was denied as to two defendants and granted as to the others. In October 2024, the parties reached an agreement in principle to settle the action. The settlement is subject to final documentation, notice to class members, and approval by the court.

Private Attorneys General Actions

The Company is a defendant in two Private Attorneys General Act (“PAGA”) wage-and-hour actions filed in Santa Clara County Superior Court by former employees, along with a related class action in arbitration. The complaints allege violations of California’s Labor Code. The actions are presently stayed. The Company denies the allegations.

For many legal matters, particularly those in early stages, the Company cannot reasonably estimate the possible loss (or range of loss), if any. The Company records an accrual for legal matters at the time or times it determines that a loss is both probable and reasonably estimable. As of September 30, 2024, the amount accrued for each matter was individually not material, and the aggregate amount accrued was approximately $12.0 million. The amounts accrued as of December 31, 2023 for legal matters were not material. Regarding matters for which no accrual has been made (including the potential for losses in excess of amounts accrued), the Company currently believes, based on its own investigations, that any losses (or ranges of losses) that are reasonably possible and estimable will not, in the aggregate, have a material adverse effect on its financial position, results of operations, or cash flows. However, the ultimate outcome of legal proceedings involves judgments, estimates, and inherent uncertainties and cannot be predicted with certainty. Should the ultimate outcome of any legal matter be unfavorable, the Company’s business, financial condition, results of operations, or cash flows could be materially and adversely affected. The Company may also incur substantial legal fees, which are expensed as incurred, in defending against legal claims.

Other commitments

The Company’s minimum purchase commitments consist of non-cancellable agreements to purchase goods and services, primarily for materials, and licenses and hosting services, entered into in the ordinary course of business.

As of September 30, 2024, future minimum purchase commitments in aggregate during the next five years and thereafter are as follows (amounts in thousands):

Fiscal Year	Minimum Purchase Commitments
2024 (remaining three months)	$955
2025	4,309
2026	2,142
2027	1,418
Thereafter	—
Total	$8,824

Note 8. Stockholders’ Equity

As of September 30, 2024 and December 31, 2023, 1,350,000,000 shares, $0.0001 par value per share are authorized, of which, 1,000,000,000 shares are designated as Class A Common Stock, 250,000,000 shares are designated as Class B Common Stock, and 100,000,000 shares are designated as Preferred Stock.

Common Stock

Holders of common stock are entitled to dividends when, as, and if, declared by the Company’s Board of Directors (the “Board”), subject to the rights of the holders of all classes of stock outstanding having priority rights to dividends. As of September 30, 2024, the Company had not declared any dividends. The holder of each share of Class A Common Stock is entitled to one vote, and the holder of each share of Class B Common Stock is entitled to ten votes.

In March 2021, the Company completed an underwritten public offering of shares of its Class A Common Stock and issued 11,960,000 shares for an aggregate purchase price of $462.9 million, net of issuance costs of $15.5 million (the “March 2021 Public Offering”).

On February 28, 2023, the Company entered into separate Distribution Agreements with J.P. Morgan Securities LLC, Cowen and Company, LLC, Deutsche Bank Securities Inc. and UBS Securities LLC, as sales agents, pursuant to which the Company is able to, from time to time, issue and sell common stock with an aggregate offering price of up to $400 million (the “At-the-Market Offering”, or the “ATM offering”) under the prospectus supplement to the Form S-3 filed on February 28, 2023 (File No. 333-266419). No shares of the Company’s Class A Common Stock were sold pursuant to the ATM offering during the three and nine months ended September 30, 2024.

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

As of September 30, 2024, 109,465,480 shares of Class A Common Stock are authorized for issuance pursuant to awards under the 2020 Plan, plus any shares of Class A Common Stock subject to stock options, restricted stock units or other awards that were assumed in the Business Combination and terminate as a result of being unexercised or are forfeited or repurchased by the Company, with the maximum number of shares to be added to the 2020 Plan equal to 69,846,580 shares of Class A Common Stock.

Stock Options

Stock option activity under the Plans, including the EPA Program discussed below, is as follows:

	Number of Shares Outstanding (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Intrinsic value (in thousands)
Balance as of December 31, 2023(1)	42,141	$9.60	5.48
Cancelled and forfeited(2)	(9,031)	23.04	—
Exercised	(6,621)	1.67	—
Balance as of September 30, 2024	26,489	$7.01	4.36	$73,203
Vested and expected to vest as of September 30, 2024(3)	22,836	$4.44	3.90	$73,203
Vested and exercisable as of September 30, 2024	20,048	$2.16	3.47	$72,966

(1) This includes 15.1 million options granted and outstanding as of December 31, 2023 pursuant to the EPA Program.

(2) This includes 9.0 million options forfeited under the EPA Program.

(3) This includes 2.4 million options granted pursuant to the EPA Program that are currently expected to vest. None of the options granted pursuant to the EPA Program were vested and exercisable as of September 30, 2024.

There were no options granted during the nine months ended September 30, 2024 or September 30, 2023. The aggregate intrinsic value of options exercised during the nine months ended September 30, 2024 and 2023 was $31.3 million and $46.3 million, respectively.

Excluding options granted pursuant to the EPA Program, as of September 30, 2024, the Company had stock-based compensation of $0.9 million related to unvested stock options not yet recognized that are expected to be recognized over an estimated weighted average period of 0.9 years.

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

Vesting Tranches

Each of the five Tranches vests only if the Company first achieves a new business milestone from the 11 identified business milestones, and then achieves the next applicable stock price target within 10 years of the initial grants. Additionally, in order to vest in any Tranche, the participant generally must continue to provide service through the date of vesting in the same position, or a similar or higher role, as when the EPA Program awards are granted.

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

The Company accounts for the compensation expense associated with each Tranche when it determines that achievement of a related business milestone is considered probable. As of September 30, 2024, the business milestone for one Tranche had been achieved; however, because the related stock price target has not yet been achieved, no shares have vested to date. As of September 30, 2024, one other Tranche was considered probable.

In February 2024, the 8.4 million stock options granted to Mr. Jagdeep Singh under the Company’s EPA Program forfeited in accordance with the contractual terms upon the termination of his employment. For the three months ended September 30, 2024, the Company recorded stock-based compensation expense of $0.9 million related to the EPA Program. For the nine months ended September 30, 2024, the Company recorded a credit in stock-based compensation expense of $13.9 million, primarily due to the reversal of the previously recognized expense of $17.1 million for the options where the requisite service period had not been completed at the time of forfeiture including options which Mr. Jagdeep Singh forfeited. For the three and nine months ended September 30, 2023, the Company recorded stock-based compensation expense of $5.3 million and $23.7 million, respectively, related to the EPA Program. As of September 30, 2024, the Company had approximately $9.2 million of total unrecognized stock-based compensation expense for the business milestones currently achieved or considered probable of achievement, which will be recognized over an estimated weighted-average period of 2.3 years. As of September 30, 2024, the Company had approximately $57.7 million of total unrecognized stock-based compensation expense for the business milestones currently considered not probable of achievement.

Restricted Stock Units Activities

In 2023, the Company granted 4.4 million shares of restricted stock units with service and performance conditions (“PSU”) to members of the Company’s management team and certain other employees under the Company’s 2020 Plan. The performance conditions for these PSUs are related to the Company’s product development milestones through May 2026. These PSUs will expire in May 2026 if performance conditions are not met. During the nine months ended September 30, 2024, the Company granted 4.2 million shares of PSUs to members of the Company’s management team and certain other employees. The performance conditions for these PSUs are related to the Company’s product development milestones through May 2027. These PSUs will expire in May 2027 if performance conditions are not met. For the three and nine months ended September 30, 2024, the Company recorded stock-based compensation expense of $9.0 million and $24.2 million, respectively, related to these PSUs, for the product development milestones currently achieved or considered probable of achievement. For the three and nine months ended September 30, 2023, the Company recorded stock-based compensation expense of $4.0 million and $11.4 million, respectively, related to these PSUs, for the product development milestones considered probable of achievement.

The Company’s 2023 Bonus Plan was settled in the form of restricted stock units to employees upon the achievement of certain service and performance conditions. These performance conditions are related to the Company’s product development, operational, and business milestones for 2023. The stock-based compensation expense related to the 2023 Bonus Plan were recorded as liabilities under Accrued compensation and benefits prior to the payout. Subsequent to 2023, a total of approximately 3.2 million restricted stock units were granted and vested under the 2023 Bonus Plan for the final payout, resulting in $20.3 million in additional paid-in capital. No expense related to the 2023 Bonus Plan was recorded for the three months ended September 30, 2024. For the nine months ended September 30, 2024, the Company recorded stock-based compensation expense of $2.6 million related to the 2023 Bonus Plan. For the three and nine months ended September 30, 2023, the Company recorded stock-based compensation expense of $4.5 million and $15.7 million, respectively, related to the 2023 Bonus Plan.

A portion of the Company’s 2024 Bonus Plan will be settled in the form of restricted stock units to eligible employees upon the achievement of certain service and performance conditions. For the three and nine months ended September 30, 2024, the Company recorded stock-based compensation expense of $5.1 million and $13.3 million, respectively, related to the 2024 Bonus Plan for the performance conditions currently considered probable of achievement. During the three and nine months ended September 30, 2024, approximately 0.4 million restricted stock units were granted and vested under the 2024 Bonus Plan for the interim payout, resulting in $2.7 million in additional paid-in capital. The remaining stock-based compensation expense of $10.6 million related to the 2024 Bonus Plan are recorded as liabilities under Accrued compensation and benefits in the Condensed Consolidated Balance Sheets as of September 30, 2024, and will be reclassified to additional paid-in capital upon issuance of the restricted stock units.

Restricted stock units with service conditions only (“RSU”) and PSU activities under the Plans are as follows:

	RSUs Outstanding		PSUs Outstanding
	Number of Units (in thousands)	Weighted Average Grant Date Fair Value	Number of Units (in thousands)	Weighted Average Grant Date Fair Value
Balance as of December 31, 2023	23,003	$9.99	4,319	$7.65
Granted	16,005	6.03	7,789	6.42
Vested	(7,320)	10.47	(4,651)	6.70
Forfeited	(2,094)	8.51	(108)	7.87
Balance as of September 30, 2024	29,594	$7.84	7,349	$6.94

The fair value of RSUs which vested during the nine months ended September 30, 2024 and September 30, 2023 was $46.0 million and $53.3 million, respectively. The fair value of PSUs which vested during the nine months ended September 30, 2024 was $29.2 million in total, consisting of the final payout under the 2023 Bonus Plan, the interim payout under the 2024 Bonus Plan, and the PSUs granted to management team and certain other employees. The fair value of PSUs which vested during the nine months ended September 30, 2023 was $2.9 million, which was the interim payout under the 2023 Bonus Plan.

As of September 30, 2024, unrecognized compensation costs related to unvested RSUs and PSUs were $212.8 million and $19.0 million, respectively, and are expected to be recognized over a weighted average period of 2.6 years and 1.4 years, respectively.

Stock-Based Compensation Expense

Total stock-based compensation expense recognized in the accompanying Condensed Consolidated Statements of Operations and Comprehensive Loss for all awards is as follows (amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Research and development	$25,947	$23,977	$74,765	$71,390
General and administrative	17,412	16,414	35,706	56,983
Total stock-based compensation expense	$43,359	$40,391	$110,471	$128,373

Note 9. Earnings (Loss) Per Share

Basic net loss per share is computed by dividing the net loss by the weighted-average number of shares of common stock outstanding during the period. Diluted earnings per share adjusts basic earnings per share for the potentially dilutive impact of stock options and warrants. As the Company has reported a loss for the three and nine months ended September 30, 2024 and 2023, potentially dilutive securities including stock options and warrants, are antidilutive and accordingly, basic net loss per share equals diluted net loss per share.

The following table sets forth the computation of basic and diluted loss per Class A Common Stock and Class B Common Stock (amounts in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Numerator:
Net loss attributable to common stockholders	$(119,572)	$(110,617)	$(363,195)	$(331,785)
Denominator:
Weighted average Class A and Class B Common Stock outstanding - Basic and Diluted	508,957	471,752	502,136	452,503
Net loss per share attributable to Class A and Class B Common stockholders - Basic and Diluted	$(0.23)	$(0.23)	$(0.72)	$(0.73)

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

The following table presents the potential common stock outstanding that was excluded from the computation of diluted net loss per share of common stock as of the periods presented because including them would have been antidilutive (amounts in thousands):

	As of September 30,
	2024	2023
Options	26,489	42,863
RSUs	29,594	23,786
PSUs	10,686	7,059
Total	66,769	73,708

Note 10. Joint Venture and Redeemable Non-Controlling Interest

As described in Note 2, Summary of Significant Accounting Policies, in September 2018, Legacy QuantumScape entered into a JVA, which was amended in 2020, with VWGoA and VGA and formed QSV. The Company determined that the entity was a VIE with a related party, and the Company’s operations were more closely associated with QSV. On July 5, 2024, the Company, QS, VWGoA, VGA, and the JV Entity, entered into the JV Termination Agreement to, among other things, terminate the JVA and dissolve the JV Entity. QSV was subsequently dissolved in September 2024. The financial position and results of operations of QSV had been included in the Company's consolidated financial statements from the date of the initial investment up until the dissolution date. Cash and cash equivalents for QSV were approximately $3.7 million and $3.5 million, prior to dissolution and as of December 31, 2023, respectively. As part of the dissolution, the Company distributed approximately $1.8 million in cash to VGA.

The following table sets forth the change in redeemable non-controlling interest for the nine months ended September 30, 2024 and 2023 (amounts in thousands):

Redeemable Non-Controlling Interest
Balance as of December 31, 2023	$1,770
Net loss attributable to redeemable non-controlling interest in QSV	(85)
Dissolution of joint venture	(1,685)
Balance as of September 30, 2024	$—

Redeemable Non-Controlling Interest
Balance as of December 31, 2022	$1,704
Net income attributable to redeemable non-controlling interest in QSV	45
Balance as of September 30, 2023	$1,749

Pursuant to the JV Termination Agreement, the earmark restrictions on $134.0 million of funds previously reserved by the Company for future contribution to the JV Entity were removed.

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

Overview

We are developing next-generation battery technology for electric vehicles (“EVs”) and other applications. We believe that our technology will enable a new category of battery that meets the requirements for broader market adoption. The lithium-metal solid-state battery technology that we are developing is being designed to offer greater energy density, faster charging, and greater safety when compared to today’s conventional lithium-ion batteries.

We are a development-stage company with no revenue to date, have incurred a net loss from operations of approximately $130.2 million and $396.5 million for the three and nine months ended September 30, 2024, respectively, and an accumulated deficit of approximately $3.2 billion from our inception through September 30, 2024. We expect to incur significant expenses and continuing losses for the foreseeable future.

Key Trends, Opportunities and Uncertainties

We are a pre-revenue company. We believe that our performance and future success depend on several factors that present significant opportunities for us but also pose significant risks and challenges, including those discussed below and in the section titled “Risk Factors” appearing elsewhere in this Report.

Product Development

We have demonstrated capabilities of our solid-state electrolyte-separator and battery technology in single-layer and multilayer cell cycling data, and in 2022, shipped our first 24-layer A0 prototype battery cells to multiple automotive original equipment manufacturers (“OEMs”) for testing. Following that shipment, we continued focusing our research and development on subsequent generations of prototype samples incorporating advances in cell functionality, process and reliability, as well as bringing online the manufacturing capability of our pre-pilot production facility (“QS-0”) in San Jose, California. In 2023, we announced our first targeted commercial product, the QSE-5, a cell with a capacity of approximately 5 amp-hours.

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
•
Cell layer count and dimensions. We have demonstrated capabilities of our solid-state electrolyte-separator and battery technology in single-layer and multilayer solid-state cells in commercially relevant areas (ranging from approximately 60x75mm to 70x85mm). In order to advance the maturity of our prototype cells and produce commercially viable solid-state battery cells, we must produce battery cells that achieve target cell capacities set by our customers and we may have to vary cell layer count and dimensions; while we target our first commercial product, the QSE-5, to have approximately 5 amp-hours of capacity, the exact number of layers and dimensions will vary and depend upon customer specifications, cell design considerations, and other factors. We will need to overcome production challenges to produce sufficient volumes of our solid-state electrolyte-separators and prototype battery cells to complete development of our first commercial product and for customer evaluation and product qualification purposes, as well as subsequent cell designs that may require different layer counts and dimensions.

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

The solid-state electrolyte-separator is being designed to enable our ‘anode-free’ architecture. As manufactured, our solid-state battery cell has no anode; the lithium-metal anode is formed during the first charge of the cell. The lithium that forms the anode comes from the cathode material we purchase. Eliminating the anode bill of materials and associated manufacturing costs found in conventional lithium-ion cells could result in a meaningful cost of goods sold (COGS) advantage once sufficient scale and process maturity are achieved. In addition, our solid-state battery cell is being designed to reduce the time and capital-intensity of the formation and aging process step as compared to conventional lithium-ion manufacturing.

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

QS-0 is intended to serve four purposes. First, QS-0 is intended to provide a sufficient quantity of solid-state electrolyte-separator and cells for internal development and customer sampling. Second, QS-0 is intended to provide the basis for continued manufacturing process development and to help inform equipment selection and specifications for future manufacturing activities by us or our partners. Third, we target the initial production of QSE-5 cells at QS-0. Fourth, QS-0 is intended to support collaboration and future technology transfer activities as part of the collaboration and licensing arrangements with PowerCo SE (“PowerCo”) as well as potential future commercial arrangements. Delays in the successful buildout of QS-0 may impact both our development and future scale-up timelines.

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

We have demonstrated capabilities of our solid-state electrolyte-separator and battery technology in single-layer and multilayer solid-state cells in commercially relevant areas (ranging from approximately 60x75mm to 70x85mm). We will work to continue improving quality, consistency, reliability, throughput, and safety and optimize all components of the cell. We will continue to work to further develop and validate the volume manufacturing processes to enable higher volume manufacturing and minimize manufacturing costs. Finally, we intend for the building out of QS-0 to serve as the basis for continued manufacturing process development for the subsequent scale up of the manufacturing capabilities of our battery cells.

On July 5, 2024, we entered into a Collaboration Agreement with PowerCo (the “Collaboration Agreement”) with the goal of industrializing the solid-state lithium-metal battery technology we intend to use in our first planned product—the QSE-5 (the “QSE-5 Technology”). PowerCo was formed by Volkswagen in 2022 as a company intended to consolidate Volkswagen’s activities in the development and production of battery cells. In connection with the Collaboration Agreement and subject to the completion of certain milestones, we and PowerCo intend to enter into a license agreement (the “IP License Agreement”) under which we will grant PowerCo a non-exclusive, limited, royalty-bearing license to use the QSE-5 Technology for the purpose of manufacturing and selling batteries primarily for automotive applications, and PowerCo will pre-pay an initial royalty fee of $130 million, against which any future royalties due will be credited. The initial royalty is subject to a time-based diminishing clawback if the IP License Agreement is terminated early by PowerCo under certain conditions. The Collaboration Agreement supersedes the JVA, which was terminated concurrently. As compared to a joint venture arrangement of similar output volumes, we expect the licensing arrangement to result in less revenue, as well as lower costs and capital requirements.

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

We believe that our technology enables a variety of business models. In addition to the collaboration with PowerCo, which contemplates a licensing arrangement, we may operate solely-owned manufacturing facilities, license technology to other manufacturers, or enter into joint venture arrangements, among other approaches. We intend to continue to invest in research and development to improve battery cell performance, improve manufacturing processes, and reduce cost.

Access to Capital

Based on our current business plan, we believe that our cash resources will last into 2028. In July 2022, we filed a shelf registration statement on Form S-3 with the SEC (File No. 333-266419) (the “Form S-3”), which the SEC declared effective in August 2022, for the offer and sale of Class A Common Stock, preferred stock, depositary shares, debt securities, warrants, subscription rights, purchase contracts and units in one or more offerings and in any combination for an aggregate offering price of up to $1 billion. In February 2023, we filed a prospectus supplement to the Form S-3 for the issuance and sale of our Class A Common Stock from time to time for an aggregate offering price of up to $400 million (the “ATM offering”). No shares of our Class A Common Stock were sold pursuant to the ATM offering during the three and nine months ended September 30, 2024. In August 2023, we completed an underwritten public offering of 37.5 million shares of our Class A Common Stock for an aggregate purchase price of $288.2 million, net of issuance costs of $11.8 million (the “August 2023 Public Offering”).

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

Results of Operations

Comparison of the Three and Nine Months Ended September 30, 2024 to the Three and Nine Months Ended September 30, 2023

The following table sets forth our historical operating results for the periods indicated (amounts in thousands):

	Three Months Ended September 30,		$	%	Nine Months Ended September 30,		$	%
	2024	2023	Change	Change	2024	2023	Change	Change
Operating expenses:
Research and development	$96,994	$88,154	$8,840	10%	$278,587	$251,548	$27,039	11%
General and administrative	33,164	32,716	448	1%	117,929	102,842	15,087	15%
Total operating expenses	130,158	120,870	9,288	8%	396,516	354,390	42,126	12%
Loss from operations	(130,158)	(120,870)	(9,288)	8%	(396,516)	(354,390)	(42,126)	12%
Other income (loss):
Interest expense	(550)	(593)	43	(7)%	(1,684)	(1,795)	111	(6)%
Interest income	11,347	10,479	868	8%	35,428	24,075	11,353	47%
Other income (expense)	(338)	382	(720)	(188)%	(508)	370	(878)	(237)%
Total other income (loss):	10,459	10,268	191	2%	33,236	22,650	10,586	47%
Net loss	(119,699)	(110,602)	(9,097)	8%	(363,280)	(331,740)	(31,540)	10%
Less: Net income attributable to non-controlling interest	(127)	15	(142)	(947)%	(85)	45	(130)	(289)%
Net loss attributable to common stockholders	$(119,572)	$(110,617)	$(8,955)	8%	$(363,195)	$(331,785)	$(31,410)	9%

Research and Development

The increase in research and development expense in the three months ended September 30, 2024 compared to the three months ended September 30, 2023 primarily resulted from an increase of $4.7 million in personnel cost to support our battery technology development, an increase of $3.4 million related to depreciation and amortization, an increase of $2.9 million in material supplies and equipment, a non-cash stock-based compensation expense increase of $2.0 million primarily due to the net effect of new restricted stock units granted offset by full amortization of awards subsequent to September 30, 2023, and an increase of $1.5 million in facility related expenses primarily offset by a decrease of $6.1 million in write-off of property and equipment.

The increase in research and development expense in the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023 primarily resulted from an increase of $12.3 million in personnel cost to support our battery technology development, an increase of $9.1 million related to depreciation and amortization, an increase of $5.2 million in material supplies and equipment, and a non-cash stock-based compensation expense increase of $3.4 million primarily due to the net effect of new restricted stock units granted offset by full amortization of awards subsequent to September 30, 2023 primarily offset by a decrease of $4.8 million in write-off of property and equipment.

General and Administrative

The change in general and administrative expense in the three months ended September 30, 2024 compared to the three months ended September 30, 2023 is not material individually or in aggregate.

The increase in general and administrative expenses in the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023 primarily resulted from the net $24.5 million litigation settlement for the Securities Class Action Litigation described in Note 7, Commitments and Contingencies, to the condensed consolidated financial statements elsewhere in this Report, and an increase of $10.6 million in charges related to other legal matters, professional fees, outside services and office administration, offset by a decrease in non-cash stock-based compensation expense of $21.3 million primarily due to the net effect of forfeiture of EPA awards offset by new restricted stock units granted subsequent to September 30, 2023.

Other Income (Expense)

Interest Income

The increase in interest income during the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023 was mainly due to the increase in the weighted average interest rate and investment during the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023.

Other Income (Expense)

Other income (expense) for the three and nine months ended September 30, 2024 consisted of foreign currency exchange loss and other miscellaneous income. Other income (expense) for the three and nine months ended September 30, 2023 consisted of foreign currency exchange gain and other miscellaneous income.

Liquidity and Capital Resources

As of September 30, 2024 and December 31, 2023, our principal sources of liquidity were our cash and cash equivalents and marketable securities in the amount of approximately $841.0 million and $1.1 billion, respectively. Our cash equivalents are invested in U.S. money market funds, U.S. Treasury bonds and commercial paper. Our marketable securities are invested in U.S. Treasury notes and bonds, commercial paper, and corporate notes and bonds.

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

We believe that our cash on hand will be sufficient to meet our working capital and capital expenditure requirements for a period of at least twelve months from the date of this Report. Based on our current business plan, we believe that our cash resources will last into 2028, in part due to our transition from the JVA arrangement to the licensing arrangement with PowerCo, which, if entered into, is expected to have significantly lower costs and capital requirements. However, any changes to our technology development, operating costs and scale-up, including our ability to meet the milestones to enable the entry into the IP License Agreement and related receipt of the initial royalty fee from PowerCo, could materially impact us and the availability of our capital resources. We may need additional cash resources due to changed business conditions or other developments, including unanticipated delays in negotiations with automotive OEMs and tier-one automotive suppliers or other suppliers, supply chain challenges, competitive pressures, inflation, and regulatory developments, among others. To the extent that our current resources are insufficient to satisfy our cash requirements, we may need to seek additional equity or debt financing. If such financing is not available, or if the financing terms are onerous given the high-interest rate environment or less desirable than we expect, we may be forced to decrease our level of investment in product development or scale back our operations, which could have an adverse impact on our business and financial prospects.

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

In February 2023, we filed a prospectus supplement to the Form S-3 for the issuance and sale of our Class A Common Stock from time to time for an aggregate offering price of up to $400 million through J.P. Morgan Securities LLC, Cowen and Company, LLC, Deutsche Bank Securities Inc. and UBS Securities LLC, as the sales agents. We entered into Distribution Agreements with each of these sales agents in February 2023, in connection with the ATM offering. We have up to three years from the date of the Distribution Agreements to sell the shares, however we are not obligated to sell any such shares. Any proceeds from the sale of shares will be used for working capital and other general corporate purposes and would further extend our forecasted cash runway. No shares of our Class A Common Stock were sold pursuant to the ATM offering during the three and nine months ended September 30, 2024.

Cash Flows and Material Cash Requirements

The following table provides a summary of our cash flow data for the periods indicated (amounts in thousands):

	For the Nine Months Ended September 30,
	2024	2023
Net cash used in operating activities	$(215,898)	$(182,551)
Net cash provided by (used in) investing activities	237,942	(98,564)
Net cash provided by financing activities	10,137	297,071

Operating Activities

Our cash flows used in operating activities to date have been primarily driven by the growth in our underlying business to support the research and development of next-generation battery technology. To support our research and development activities and our plan to expand our QS-0 capability, we are expecting cash payments of approximately $9.0 million during the next twelve months and approximately $67.7 million thereafter for the operating lease commitments as of September 30, 2024. From time to time, we also enter into non-cancellable service and purchase commitments. We are expecting cash used in operating activities to include payments of approximately $4.3 million in the next twelve months and approximately $4.5 million thereafter through 2027 for our non-cancellable commitments as of September 30, 2024.

Cash used in operating activities for the nine months ended September 30, 2024 was primarily driven by a net loss of $363.3 million, offset by non-cash expense of $110.5 million related to stock-based compensation, non-cash expense of $39.8 million related to depreciation and amortization, non-cash lease expense and amortization of right-of-use assets of $6.0 million. Cash used in the operating activities was further driven by an increase of $3.7 million in operating lease expense, and $23.1 million in amortization of premiums and accretion of discounts on marketable securities, and offset by an increase of $16.0 million in accounts payable, accrued liabilities and accrued compensation and benefits.

Cash used in operating activities for the nine months ended September 30, 2023 was primarily driven by a net loss of $331.7 million, offset by non-cash expense of $128.4 million related to stock-based compensation, non-cash expense of $31.2 million related to depreciation and amortization, non-cash expense of $6.3 million related to the impairment of fixed assets, and non-cash lease expense and amortization of right-of-use assets of $5.8 million. These were adjusted by a decrease of $10.9 million in amortization of premiums and accretion of discounts on marketable securities, and a decrease of $5.5 million in accounts payable, accrued liabilities and accrued compensation and benefits.

Investing Activities

Our cash flows from investing activities to date have been comprised of purchases of property and equipment and purchases, maturities and sales of our marketable securities. We expect the level of capital investment to increase substantially in the near future as we acquire the property and equipment for and build out our QS-0 facility.

Cash provided by investing activities for the nine months ended September 30, 2024 primarily consists of proceeds from the maturity and sale of marketable securities of $1.1 billion and $1.2 million, respectively. These were offset by $858.9 million used for the purchase of marketable securities and $51.0 million used for the purchase of various property and equipment, primarily to support our research and development activities.

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

Financing Activities

Our cash flows from financing activities primarily consist of proceeds from the issuance of common stock and exercise of stock options. Finance lease commitment for QS-0 will result in net cash payments of $5.2 million in the next twelve months and payments of $40.4 million thereafter.

Cash provided by financing activities during the nine months ended September 30, 2024 is primarily due to $14.0 million received from the exercise of stock options and our employee stock purchase plan.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes to the Company’s market risk during the three months ended September 30, 2024. For a discussion of the Company’s exposure to market risk, refer to the Company’s market risk disclosures set forth in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” of our Annual Report.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2024, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended September 30, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

•
We face significant challenges in our attempt to develop a solid-state battery cell and produce it at high volumes.
•
We may not be able to establish supply relationships for necessary materials, components or equipment or may be required to pay more than anticipated for components or equipment.
•
We may be unable to adequately control the costs associated with our operations and raw materials.
•
We rely on complex machinery for our operations, and production involves a significant degree of risk and uncertainty.
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
•
Our relationship with Volkswagen is subject to various risks which could adversely affect our business and future prospects. There are no assurances that we will be able to meet the time, cost, performance and volume requirements, or achieve the milestones for the commercialization of solid-state batteries under our collaboration with PowerCo or enter into the IP License Agreement.
•
If the milestones under the Collaboration Agreement are met and the IP License Agreement is entered into, we will become reliant on PowerCo to scale up and commercialize our technology.
•
Certain agreements and relationships currently restrict or in the future may restrict our business operations.
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
•
If we are unable to protect or assert our intellectual property, our business and competitive position would be harmed. We may need to defend ourselves against intellectual property infringement claims or other litigation. Our patent applications may not result in issued patents or our patent rights may be contested.
•
The battery market continues to evolve, is highly competitive, and we may not be successful in competing in this industry or establishing and maintaining confidence in our long-term business prospects among current and future partners and customers.
•
We believe that our technology enables a variety of business models, including but not limited to sole manufacturing, joint ventures, and licensing, each of which may involve certain risks and tradeoffs.
•
We are an early-stage company with a history of financial losses and expect to incur significant continuing losses from operations for the foreseeable future.
•
Our expectations and targets regarding the times when we will achieve various technical, pre-production and production objectives depend in large part upon assumptions and analyses developed by us.
•
Our website, systems, and data we maintain may be subject to intentional disruption, other security incidents, or alleged violations of laws, regulations, or other obligations relating to data handling that could result in liability and adverse impact.
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
•
We may become subject to product liability claims, which could harm our financial condition and liquidity.
•
Our ability to manage our business and monitor results is highly dependent upon IT systems. Problems with the design, integration, implementation or operation of these systems could have a material adverse effect on our business.
•
We are subject to anti-corruption, anti-bribery, anti-money laundering, financial and economic sanctions and similar laws, and non-compliance with such laws can subject us to administrative, civil and criminal fines and penalties and, collateral consequences.
•
Recent and potential tariffs imposed by the U.S. government or a global trade war could increase costs and inhibit future sales of our products, which could have a material adverse effect on our business, financial condition and results of operations.
•
Inflation and increased interest rates may adversely affect our financial condition and results of operations.
•
Our management has limited experience in operating a public company.
•
We may be negatively impacted by epidemics, pandemics, and other outbreaks.
•
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
•
Our Class A Common Stock has been and may in the future continue to be subject to extreme volatility. Sales of substantial amounts of our Class A Common Stock in the public markets by us or our stockholders could result in additional dilution of the percentage ownership of our stockholders and could reduce the price of our Class A Common Stock.
•
We may not be able to raise additional capital on attractive terms, if at all.
•
Short sellers may engage in manipulative activity that could drive down the market price of our Class A Common Stock.
•
We are required to use judgments in making estimates and assumptions in the preparation of our consolidated financial statements, and our results of operations may fluctuate significantly as a result of changes to our estimates and assumptions.
•
The dual class structure of our Common Stock has the effect of concentrating voting control. Our dual class structure may depress the trading price of the Class A Common Stock.
•
Anti-takeover provisions in our Certificate of Incorporation or Bylaws and Delaware law could make an acquisition of us more difficult and limit attempts by our stockholders to replace or remove our management.
•
Our Bylaws could limit our stockholders’ ability to obtain a chosen judicial forum for disputes.
•
We do not expect to declare any dividends in the foreseeable future.
•
If we are unable to attract and retain key employees and qualified personnel, our ability to compete could be harmed.
•
Our facilities or operations could be adversely affected as a result of natural disasters and other catastrophic events.
•
Any economic, financial or banking crisis, or perceived threat of such a crisis, including a significant decrease in consumer confidence, may materially and adversely affect our business, financial condition and results of operations. Our results of operations and financial condition could be materially affected by the enactment of legislation implementing changes in the U.S. or foreign taxation of business activities or the adoption of other tax reform policies.
•
Our ability to use our deferred tax assets to offset future taxable income is subject to certain limitations, which may have a material impact on our business, financial condition or results of operations.
•
Our insurance coverage may not be adequate to protect us from all business risks.
•
We have incurred and will continue to incur significant expenses and administrative burdens as a public company, which could have an adverse effect on our business, financial condition and results of operations.
•
If we experience material weaknesses in the future or otherwise fail to maintain an effective system of internal controls in the future, our business could be adversely affected. Our disclosure controls and procedures may not prevent or detect all errors or acts of fraud.
•
If securities or industry analysts do not publish or cease publishing research or reports about us, our business, or the market in which we operate, the price and trading volume of our securities could decline.

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

We rely on third-party suppliers for components and equipment necessary to develop and manufacture our solid-state batteries, including key supplies, such as our cathode material and manufacturing equipment for both our solid-state electrolyte-separator and solid-state battery cells. We are collaborating with key suppliers but have not yet entered into agreements for the supply of production quantities for many of these materials. To the extent that we are unable to enter into commercial agreements with these suppliers on beneficial terms, or these suppliers experience difficulties or delays ramping up their supply of materials to meet our requirements, the introduction of our battery will be delayed. For example, we have previously experienced minor disruptions to the supply of process gas due to the shortage of truck drivers related to the COVID-19 pandemic and due to an incident at our main supplier’s facilities, and have also experienced and could continue to experience disruption to the supply of petroleum-derived products as a result of certain weather and geopolitical events and conflicts and any related political or economic responses and counter-responses or otherwise by various global actors. The war in Ukraine and resulting sanctions against Russia by certain countries has also led to, and a further escalation of the armed conflict in the Middle East could also lead to, an increase in the price of petroleum and petroleum-derived products, which has in certain instances increased and may in the future further increase the cost of manufacturing, input material pricing and logistics costs.

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

We may be subject to a number of geopolitical risks, including U.S. and foreign government trade restrictions or sanctions and any political or economic responses or counter-responses to such restrictions or sanctions. As geopolitical conflicts, such as the war in Ukraine and in the Middle East, continue or possibly escalate, this may lead to further disruption, instability and volatility in global markets and industries that could negatively impact our operations and our supply chain. The U.S. government and other governments have already imposed severe sanctions and export controls against Russia and Russian interests and may yet impose additional sanctions and controls. The impact of these measures, as well as potential responses to them by Russia, is currently unknown and they could adversely affect the global economy, our business, supply chain, partners or customers. In addition, U.S. restrictions on trade with China and periodic lockdowns due to outbreaks of coronavirus cases in China impacted our ability to source certain production equipment, adversely affected supply chains, and may impact our ability to access materials in a timely manner in the event such supply chain disruptions continue or reoccur for whatever reason. Should there be further disruption, instability and volatility in global markets and industries resulting from the dynamics of geopolitical relations between the U.S. and China, our business could be materially and adversely affected, including due to volatility of prices and lead times of equipment and materials sourced from or with a supply chain passing through China.

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

Once commercial production of our solid-state battery cells commences, our batteries may contain defects in design and manufacture that may cause them to not perform as expected or that may require repairs, recalls, and design changes. Our batteries are inherently complex and incorporate technology and components that have not been used for other applications and that may contain defects and errors, particularly when first introduced. We have a limited frame of reference from which to evaluate the long-term performance of our solid-state batteries. There can be no assurance that we will be able to detect and fix any defects in our solid-state batteries prior to the sale to potential consumers. If our batteries fail to perform as expected, we could lose design wins and customers may delay deliveries, terminate further orders or initiate product recalls, each of which could adversely affect our sales and brand and could adversely affect our business, prospects and results of operations.

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

The strong relationship that we have developed with Volkswagen and PowerCo and rights under the Collaboration Agreement and if entered into, the IP License Agreement, may deter other automotive OEMs from working closely with us. While the IP License Agreement, if entered into, would be non-exclusive, allowing us to license our intellectual property to other third parties, we may still need to incur significant additional expenditures for design, development, and testing to meet the needs of these third parties. If we are not able to expand our other customer relationships, or if we become too dependent on Volkswagen for our revenue, our business could be harmed. Volkswagen may have economic, business or legal interests or goals that are inconsistent with our goals. Any significant disagreements with Volkswagen may impede our ability to maximize the benefits of our relationship and slow the commercialization of our solid-state battery. Our relationship with Volkswagen may require us, among other things, to pay certain costs or to make certain capital investments or to seek Volkswagen’s consent to take certain actions. In addition, if PowerCo is unable or unwilling to meet its economic or other obligations under the Collaboration Agreement and IP License Agreement, if entered into, we may be required to terminate such agreements and thereby may not realize any of the benefits otherwise expected from such agreements. These factors could result in a material adverse effect on our business and financial results. While we have entered into a Collaboration Agreement with PowerCo and also expect to enter into the IP License Agreement with PowerCo, we cannot predict the extent to which PowerCo’s activities may pose a competitive risk to, or otherwise be in conflict with, our business.

If the milestones under the Collaboration Agreement are met and the IP License Agreement is entered into, we will become reliant on PowerCo to scale up and commercialize our technology, preserve the value of our license, and will be subject to PowerCo's business risks.

Entering into the IP License Agreement will make us reliant on PowerCo to scale up and commercialize our technology, as well as preserve the value of our license. It will also result in less direct control over decisions relating to the manufacturing of our technology and require us to rely more significantly on the alignment of incentives between PowerCo and us than under the prior JVA arrangement. PowerCo, in turn, is wholly owned by and therefore reliant on Volkswagen and its financial and operational resources. PowerCo faces their own risks such as technology development and scale-up, obtaining capital, executing business plans, managing labor relations, maintaining supplier and customer relationships, and other general macroeconomic and business risks. Changes in or poor execution of business plans by PowerCo or Volkswagen, including any decision by Volkswagen to reduce or terminate the business of PowerCo, or to reduce investments in EV production by implementing cost-cutting plans in Germany or otherwise, could adversely harm our business. Additionally, verifying royalty amounts owed to us under the IP License Agreement may be difficult. While the agreement will require PowerCo to provide reasonable documentation supporting royalties and grant us the right to audit their books and records, these audits can be expensive and time-consuming, potentially adversely affecting our financial condition and operating results.

Certain agreements and relationships currently restrict or in the future may restrict our business operations, commercialization opportunities, and revenue generation.

Our existing and future commercial agreements may limit or delay our ability to collaborate with other customers and commercialize our intellectual property, including certain intellectual property jointly developed under such agreements. Additionally, certain agreements may require us to prioritize certain customers’ commercialization efforts and provide them with advantageous business terms, restricting our ability to negotiate competitive terms with others and potentially reducing our potential revenue from royalty payments. These obligations could deter other potential partners and limit or delay our opportunities to generate revenue through licensing our technology, impacting our overall business flexibility and financial outcomes.

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

As of September 30, 2024, our executive officers, directors and their affiliates as a group and each of our stockholders who own 5% or more of our outstanding Class A Common Stock or our Class B Common Stock (together, the “Common Stock”), in the aggregate, beneficially own approximately 29.3% of our Class A Common Stock and 93.6% of our Class B Common Stock outstanding, representing approximately 63.9% of the vote. As a result, these stockholders, including Volkswagen, will be able to exercise a significant level of control over all matters requiring stockholder approval, including the election of directors, any amendment of our Amended and Restated Certificate of Incorporation (the “Certificate of Incorporation”) and approval of significant corporate transactions. In addition, Volkswagen holds the right to designate two directors to our Board. Currently, Dr. Günther Mendl, Head of the Center of Excellence Battery at Volkswagen AG, and Sebastian Schebera, Head of Strategic Partnerships at Volkswagen AG, are members of our Board. This control could have the effect of delaying or preventing a change of control or changes in our management and will make the approval of certain transactions difficult or impossible without the support of these stockholders and of their votes.

Our Intellectual Property Risks

We rely heavily on our intellectual property portfolio. If we are unable to protect or assert our intellectual property, our business and competitive position would be harmed.

We may not be able to prevent unauthorized use of our intellectual property, which could harm our business and competitive position. We rely upon a combination of the intellectual property protections afforded by patents, trademarks and trade secrets in the United States and other jurisdictions, as well as license agreements and other contractual protections, to establish, maintain and enforce rights in our proprietary technologies. In addition, we seek to protect our intellectual property through non-disclosure and invention assignment agreements with our employees and consultants, and through non-disclosure agreements with business partners and other third parties. Despite our efforts to protect our proprietary rights, insiders and third parties, including our business partners, may attempt to copy or otherwise obtain, use or practice our intellectual property without our consent, and we may have been, and may continue to be, subject to intentional or inadvertent systems disruptions and physical or virtual security incidents, including theft or unauthorized use of our confidential information, trade secrets and proprietary technology, including with respect to our batteries and cells. Monitoring unauthorized use or loss of our intellectual property is difficult and costly, and the steps we have taken or will take to prevent misappropriation may not be sufficient. Any enforcement efforts we undertake, including litigation, could be time-consuming and expensive and could divert management’s attention, which could harm our business, results of operations and financial condition. In addition, existing intellectual property laws and contractual remedies may afford less protection than needed to safeguard our intellectual property portfolio or our competitive position.

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

The battery market in which we compete continues to evolve and is highly competitive. To date, we have focused our efforts on our lithium-metal solid-state battery technology, which is being designed to outperform conventional lithium-ion battery technology. However, lithium-ion battery technology has been widely adopted and our current competitors have, and future competitors may have, greater resources than we do and may also be able to devote greater resources to the development of their current and future technologies. These competitors also may have greater access to customers and may be able to establish cooperative or strategic relationships amongst themselves or with third parties that may further enhance their resources and competitive positioning. In addition, lithium-ion battery manufacturers may continue to reduce cost and expand supply of conventional batteries and therefore reduce the prospects for our business or negatively impact the ability for us to sell our products at a market-competitive price and yet at sufficient margins. The lithium-ion battery industry may also experience periods of excess manufacturing capacity; this imbalance between demand and supply capacity may create further downward pressure on prices.

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

We incurred a loss from operations of approximately $130.2 million and $396.5 million, a net loss of approximately $119.7 million and $363.3 million for the three and nine months ended September 30, 2024, respectively, and an accumulated deficit of approximately $3.2 billion from our inception in 2010 through September 30, 2024. We believe that we will continue to incur operating losses each quarter until at least the time we begin significant production of our lithium-metal solid-state batteries, and such production is not expected to occur in the near future.

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

We believe that our technology enables a variety of business models, including but not limited to sole manufacturing, joint ventures, and licensing, each of which may involve certain risks and tradeoffs.

We believe that our technology enables a variety of business models. In addition to the collaboration with PowerCo, which contemplates a licensing arrangement, we may license technology to other manufacturers, operate our own manufacturing facilities, or enter into joint venture arrangements, among other approaches.

Operating solely-owned manufacturing facilities would allow us full control over production and quality, helping us protect proprietary processes and maintain consistency. However, this approach would require significant capital investment in infrastructure, equipment, and workforce, leading to increased operational expenses and financial exposure. Managing manufacturing operations also exposes us to risks such as supply chain disruptions, production delays, cost overruns, equipment failures, and scaling challenges, which may hinder our ability to meet demand or maintain competitive pricing. Without third-party manufacturers to rely on, any inefficiency or failure in our facilities could have a materially adverse effect on our business, profitability, and reputation.

In a joint venture arrangement, we would collaborate with third parties to commercialize and manufacture our battery technology, sharing both risks and resources. This could provide access to additional capital, markets, and expertise, but also introduces risks related to control and management. Disagreements with partners over operational decisions, strategy, or investments could disrupt our business plans, while our reliance on their performance could pose additional risks. If a joint venture partner fails to fulfill their obligations or experiences financial or operational issues, it could lead to inefficiencies, delays, or disruptions that harm our business and reputation.

Under a licensing model, for example if we enter into the IP License Agreement with PowerCo, we would leverage our battery technology by licensing it to third parties for commercialization and manufacturing. This approach would reduce capital requirements by limiting investments in infrastructure and operations and could enable faster market penetration. However, licensing could lead to lower revenue, reduced control over production, and distribution challenges. Licensing agreements may also pose risks of third-party noncompliance, inconsistent execution, quality issues, or competitive disadvantages. Additionally, relying on third-party licensees could result in missed market opportunities or reputational damage, ultimately impacting our profitability and growth.

Aside from the business models described above, we may pursue other types of arrangements that bring their own risks and tradeoffs.

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

In addition, from time to time, we may also be involved in legal proceedings and investigations arising in the normal course of business including, without limitation, commercial or contractual disputes, including warranty claims and other disputes with potential customers and suppliers; intellectual property matters; personal injury claims; environmental issues; tax matters; and employment matters including actions under California’s Private Attorney General Act.

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

We implemented a new enterprise resource planning (“ERP”) system in 2022. The ERP is designed to accurately maintain the Company’s books and records and provide important information to the Company’s management team for use in the operation of the business. The Company’s ERP has required the investment of significant human and financial resources, and we will continue to make investments in improving and adding new functionality to the system. If the ERP system or any other implemented system does not operate as intended, it could adversely affect our financial reporting systems and our ability to produce financial reports and process transactions.

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

Our operations could be adversely impacted by inflation, primarily from higher material, labor, and construction costs. To date, we do not believe that inflation has had a material impact on our results of operations, capital resources or liquidity; however, we have experienced increases in prices of raw materials, components and labor costs. Our future mitigation strategies may include considering alternative vendors, vertically integrating certain aspects of our supply chain and redesigning our product or production process. It is difficult to determine what impact inflationary pressures will have on our long-term growth strategies, as there is uncertainty regarding how long higher levels of inflation may persist, and to what level we will be successful in passing these increased costs to our customers upon commercialization of our product. If we are not able to fully offset higher costs through price increases or other corrective measures, this may adversely affect our business, financial condition and results of operations.

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

Battery technology development and manufacturing involves certain inherent environmental and safety risks. Some of our employees handle hazardous materials, including chemicals, such as lithium and sulfide containing materials, that pose specific challenges. We have engineering and administrative controls in place for handling these materials along with any hazardous substances and the employees who handle such materials are required to follow certain safety procedures, including the use of personal protective equipment such as respirators where needed, chemical goggles, and other protective clothing. In addition to exposure, materials with lithium and sulfides have the propensity to start fires. While we believe we have taken precautionary measures which include engineering controls, personal protective equipment, procedures and training to prevent human exposures and fires, including annual safety training for our employees, we cannot ensure that human or environmental exposure to hazardous materials used in our development activities and prototype products will not occur. Any such exposure could result in future third-party claims against us, damage to our reputation, and heightened regulatory scrutiny, remedial and corrective action obligations or the incurrence of capital expenditures, any of which could limit or impair our ability to attract customers. The occurrence of future events such as these could have a material adverse effect on our business, financial condition and results of operations.

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

The trading price of our Class A Common Stock has been and may in the future continue to be subject to extreme volatility. For example, from November 27, 2020, the date our Class A Common Stock began trading on the New York Stock Exchange (“NYSE”), through September 30, 2024, our Class A Common Stock has experienced an intra-day trading high of $132.73 per share and an intra-day trading low of $4.67 per share. At certain times during such period, the daily fluctuations in the trading price of our Class A Common Stock were substantially greater than 10%. We cannot predict the magnitude of future fluctuations in the trading price of our Class A Common Stock. The trading price of our Class A Common Stock may be affected by a number of factors, including events described in the risk factors set forth in this Report and in our other reports filed with the SEC from time to time, as well as our operating results, financial condition and other events or factors. Any of the factors listed below could have a material adverse effect on your investment in our securities. Factors affecting the trading price of our securities may include:

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

As of September 30, 2024, we have approximately 457.5 million shares of Class A Common Stock and 54.7 million shares of Class B Common Stock outstanding. For example, in August 2023, we completed an underwritten public offering of 37.5 million shares of our Class A Common Stock, all of which are freely tradable without restrictions or further registration under the Securities Act, except for any shares sold to or purchased by any of our “affiliates” as defined in Rule 144 under the Securities Act.

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

Our business model options include developing solid-state batteries for manufacturing, which is capital-intensive, and we may not be able to raise additional capital on attractive terms, if at all. If we cannot raise additional capital when needed, our operations and prospects could be materially and adversely affected.

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

Shares of Class B Common Stock have 10 votes per share, while shares of Class A Common Stock have one vote per share. As of September 30, 2024, the holders of the Class B Common Stock (excluding the voting power of any shares of Class A Common Stock beneficially owned by such holders) control approximately 53.7% of the voting power of our capital stock and therefore collectively control matters submitted to our stockholders for approval, including the election of directors, amendments of our organizational documents and any merger, consolidation, sale of all or substantially all of our assets or other major corporate transactions. Even though these holders are not party to any agreement that requires them to vote together, they may have interests that differ from yours and may vote in a way with which you disagree, and which may be adverse to your interests. This concentrated control may have the effect of delaying, preventing or deterring a change in control of us, could deprive our stockholders of an opportunity to receive a premium for their capital stock as part of a sale of us, and might ultimately affect the market price of shares of our Class A Common Stock.

Our dual class structure may depress the trading price of the Class A Common Stock.

We cannot predict whether our dual class structure will result in a lower or more volatile market price of the Class A Common Stock or in adverse publicity or other adverse consequences. For example, certain index providers have had in the past and may again in the future have restrictions on including companies with multiple-class share structures in certain of their indexes. In addition, several stockholder advisory firms oppose the use of multiple class structures. As a result, the dual class structure of our Common Stock may cause stockholder advisory firms to publish negative commentary about our corporate governance practices or otherwise seek to cause us to change our capital structure. Any such exclusion from indices or any actions or publications by stockholder advisory firms critical of our corporate governance practices or capital structure could adversely affect the value and trading market of the Class A Common Stock.

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

Any economic, financial or banking crisis, or perceived threat of such a crisis, including a significant decrease in consumer confidence, may materially and adversely affect our business, financial condition and results of operations.

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

Compliance with evolving public company requirements may continue to increase costs and make certain activities more time-consuming. For example, we have created new Board committees and adopted new internal controls and disclosure controls and procedures. In addition, expenses associated with SEC reporting requirements already have been and will continue to be incurred. Furthermore, if any issues in complying with those requirements are identified, such as a material weakness in our internal controls that requires a restatement of previously issued consolidated financial statements, we could incur additional costs rectifying those or new issues, and the existence of these issues could adversely affect our reputation or investor perceptions of it. It has also become more expensive to obtain director and officer liability insurance. Risks associated with our status as a public company may make it more difficult to attract and retain qualified persons to serve on our Board or as executive officers. The reporting and other obligations imposed by these rules and regulations have resulted in and may continue to result in significant accounting, administrative, financial compliance and legal costs. These costs have required and may continue to require us to divert a significant amount of money that could otherwise be used to expand the business and achieve strategic objectives. Advocacy efforts by stockholders and third parties have prompted and in the future may also prompt additional changes in governance and reporting requirements, which could further increase costs.

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

Item 5. Other Information.

Securities Trading Plans of Directors and Executive Officers

On September 12, 2024, Mohit Singh, our Chief Development Officer, adopted a Rule 10b5-1 trading arrangement providing for the sale from time to time of an aggregate of up to 2.2 million shares of our Class A Common Stock. The trading arrangement is intended to satisfy the affirmative defense in Rule 10b5-1(c). The duration of the trading arrangement is until December 15, 2025, or earlier if all transactions under the trading arrangement are completed.

No other officers or directors, as defined in Rule 16a-1(f), adopted and/or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as defined in Regulation S-K Item 408, during the last fiscal quarter.

Item 6. Exhibits.

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date

2.1	Business Combination Agreement, dated as of September 2, 2020, by and among Kensington Capital Acquisition Corp., Kensington Capital Merger Sub Corp. and Legacy QuantumScape.	S-4/A	333-248930	2.1	November 12, 2020

2.2	Amendment No. 1 to Business Combination Agreement, dated as of September 21, 2020, by and among Kensington Capital Acquisition Corp., Kensington Capital Merger Sub Corp. and Legacy QuantumScape.	S-4/A	333-248930	2.2	November 12, 2020

3.1	Amended and Restated Certificate of Incorporation of the Company, as amended.	10-Q	001-39345	3.1	July 26, 2024

3.2	Amended and Restated Bylaws of the Company.	8-K	001-39345	3.1	October 25, 2022

10.1#	Collaboration Agreement, dated as of July 5, 2024, by and between QuantumScape Battery, Inc. and PowerCo SE.	8-K	001-39345	10.1	July 11, 2024

10.2	Amended and Restated Letter Agreement, dated as of July 5, 2024, by and among QuantumScape Battery, Inc., the Company and Volkswagen Group of America Investments, LLC.	8-K	001-39345	10.2	July 11, 2024

10.3	Termination Agreement, dated as of July 5, 2024, by and among Volkswagen Group of America, Inc., Volkswagen Group of America Investments, LLC, the Company, QuantumScape Battery, Inc. and QSV Operations LLC.	8-K	001-39345	10.3	July 11, 2024

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1†	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2†	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.
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

QuantumScape Corporation

Date: October 25, 2024	By:	/s/ Siva Sivaram
Siva Sivaram
President and Chief Executive Officer (Principal Executive Officer)

Date: October 25, 2024	By:	/s/ Kevin Hettrich
Kevin Hettrich
Chief Financial Officer (Principal Financial and Accounting Officer)