Form 10-K
period 2024-12-31
QuantumScape Corp
filed 2025-02-26
CIK 1811414

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

As of June 30, 2024, the last day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the closing price of the shares of common stock on The New York Stock Exchange, was approximately $1.8 billion. Shares of common stock held by each executive officer and director and by each person who owns 10% or more of the outstanding common stock have been excluded from the foregoing calculation in that such persons may be deemed affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of the registrant’s Class A Common Stock, par value $0.0001 per share outstanding was 503,667,649, and the number of shares of the registrant’s Class B Common Stock, par value $0.0001 per share outstanding was 43,241,267, as of February 19, 2025.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement relating to its annual meeting of stockholders to be held in 2025, to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Annual Report on Form 10-K relates, are incorporated herein by reference in Part III where indicated. Except with respect to information specifically incorporated by reference in this Annual Report on Form 10-K, such proxy statement is not deemed to be filed as part hereof.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Unless the context otherwise requires, all references to “QuantumScape,” “we,” “us,” “our,” or the “Company” in this Annual Report on Form 10-K (this “Report”) refer to QuantumScape Corporation and its subsidiaries.

The Company makes forward-looking statements in this Report and in documents incorporated herein by reference. All statements, other than statements of present or historical fact included in or incorporated by reference in this Report, regarding the Company’s future financial performance, the development of the Company’s battery technology, as well as the Company’s strategy, future operations, financial position, estimated revenues and losses, projected costs, prospects, plans and objectives of management are forward-looking statements. When used in this Report, the words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “prospective,” “should,” “will,” “would,” the negative of such terms, and other similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words. These forward-looking statements are based on management’s current expectations, assumptions, hopes, beliefs, intentions and strategies regarding future events and are based on currently available information as to the outcome and timing of future events. The Company cautions you that these forward-looking statements are subject to risks and uncertainties, including those described in Part I, Item 1A, “Risk Factors” in this Annual Report on Form 10-K, most of which are difficult to predict and many of which are beyond the control of the Company and incident to its business. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make.

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

TECHNICAL GLOSSARY

Throughout this Annual Report on Form 10-K, we use several technical terms which are explained as follows:

A, B and C samples

The designation of progressive prototype maturity during the battery cell development process for automotive qualification by OEMs. Delivery of an A sample marks the beginning of the qualification process. Each successive alphabetic designation (e.g., B, C) represents advancement to the next development stage, while each numerical increment (e.g., B0, B1) signifies progress within that stage. The specifications for each sample designation are determined jointly with the OEM.

Anode	The negative electrode in a battery
Anode-free cells	A battery cell that is manufactured without a host material for the anode or excess lithium
Battery cycle life	The number of times a battery can be charged and discharged until its capacity is significantly reduced (e.g. to 70% or 80% of the initial capacity)
Capacity (battery)	The amount of energy a battery can store. May be measured in amp-hours (Ah)
Cathode	The positive electrode in a battery
Catholyte	The lithium-ion conductor in the cathode compartment of a battery
Dendrites	Growths of lithium metal that can pass through a separator and short circuit the cell
EV	Electric vehicle
Energy density

The amount of energy stored in a battery per unit volume (volumetric energy density which may be measured in Wh/L) or unit mass (specific energy, also known as gravimetric energy density which may be measured in Wh/kg)

ICE	Internal combustion engines
LFP	Lithium-iron-phosphate, a cathode active material
Lithium-ion battery	A conventional battery which uses liquid electrolyte to transport lithium ions between the cathode and anode to charge and discharge the battery
Lithium-metal battery	Advanced battery technology that uses lithium metal as the anode
NMC	Nickel-manganese-cobalt, a cathode active material
OEM(s)	Original Equipment Manufacturer(s), which in the context of this Annual Report on Form 10-K, are companies that design, produce and sell vehicles under their own brand names
Power (battery)	The rate at which a battery can be discharged or charged
QSE-5	Our first planned product, a ~5 Amp hour solid-state lithium-metal battery cell
QSE-5 Technology	The solid-state lithium-metal battery technology we intend to use in QSE-5
Separator

A material in between the cathode and anode that prevents physical contact between the positive and negative electrodes. Our cell design includes a separator that consists of an inorganic solid ceramic film that has characteristics of both a separator and an electrolyte, and we sometimes refer to it as “electrolyte-separator”.

Solid-state battery	Next-generation battery technology that comprises a solid separator

PART I

Item 1. Business.

Overview

QuantumScape is a leader in developing next-generation solid-state lithium-metal battery technology for electric vehicles (“EVs”) and other applications. QuantumScape Battery Inc. was founded in 2010 with the mission to revolutionize energy storage to enable a sustainable future.

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

We have spent over a decade developing a proprietary solid-state battery technology to meet this challenge. QuantumScape’s solid-state lithium-metal battery technology is designed to offer greater energy density, faster charging, and enhanced safety when compared to today’s conventional lithium-ion batteries. We believe no other lithium-metal battery technology has demonstrated the capability of achieving automotive rates of power (power is the rate at which a battery can be charged and discharged) with acceptable battery cycle life at modest levels of pressure (approximately 3 to 4 atmospheres (“atm”)).

Since 2012, we have developed a strong partnership with Volkswagen Group of America Investments, LLC (“VGA”) and certain of its affiliates (together with VGA, “Volkswagen”). Volkswagen is one of the largest car companies in the world and intends to be a leader in EVs. Over the last ten years Volkswagen has invested approximately $380 million in us. Over the course of our relationship, Volkswagen has successfully tested multiple generations of certain of our single-layer and multilayer prototype cells at automotive rates of power. In July 2024, we entered into a Collaboration Agreement (the “PowerCo Collaboration Agreement”) with PowerCo SE (“PowerCo”) , a battery cell company wholly owned by Volkswagen, with the goal of industrializing the solid-state lithium-metal battery technology we intend to use in our first planned product—the QSE-5 (the “QSE-5 Technology”)—and concurrently entered into a Joint Venture Termination and Release Agreement (the “JV Termination Agreement”) and terminated the Joint Venture Agreement (as amended, the “JVA”) that VWGoA, VGA and QuantumScape originally executed in 2018.

While we signed an agreement with PowerCo with the goal of commercializing our battery technology, we intend to continue working closely with automotive Original Equipment Manufacturers (“OEMs”) to make our solid-state battery cells widely available over time. In addition, we have signed customer sampling agreements with a number of OEMs, ranging from leading manufacturers by global revenue to premium performance and luxury carmakers, to collaborate with us in the testing and validating of our solid-state battery cells with the goal to include such cells into pre-production prototype vehicles and ultimately into serial production vehicles. We are currently focused on automotive EV applications, which have among the most stringent sets of requirements for batteries. However, we recognize that our solid-state battery technology has applicability in other large and growing markets, including stationary storage and consumer electronics, and intend to explore opportunities in those areas as appropriate.

We are focusing on a technology licensing business model. Nevertheless, we believe that our technology may be utilized under a variety of business models and presents opportunities with a variety of potential customers, such as automotive OEMs, end-users, and licensees, as applicable. In addition to the collaboration with PowerCo, which contemplates a licensing arrangement, we may operate solely-owned manufacturing facilities, license technology to other manufacturers, or enter into joint venture arrangements, among other approaches. We intend to continue to invest in research and development to improve battery cell performance, improve manufacturing processes, and reduce cost.

Industry Background

Shift to EVs

We believe that evolving consumer preferences coupled with relevant government incentives and regulations are driving a once-in-a-century shift to EVs.

Countries around the world are promoting EVs. The dependence on gasoline-powered “ICE” vehicles has heightened environmental concerns, created reliance among industrialized and developing nations on large oil imports, and exposed consumers to unstable fuel prices and health concerns related to heightened emissions. Many national and regional regulatory bodies have adopted legislation to incentivize or require a shift to lower-emission and zero-emission vehicles. For example, over a dozen countries including the United Kingdom, the Netherlands, Sweden, Germany, France and Norway have announced intentions to either increase applicable environmental targets or outright ban the sale of new ICE vehicles in the next two decades. In 2023, the European Union approved a ban on the sale of new petrol and diesel cars beginning in 2035, other than ICE vehicles operating on carbon-neutral fuels.

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

Current Battery Technology Will Not Meet the Requirements for Broad Adoption of EVs

Despite the significant progress in the global shift to EVs, in the U.S. the market remains dominated by ICE vehicles. According to Bloomberg, approximately 17% of global car sales in 2023 were electric including plug-in hybrids. For EVs to be adopted globally at scale across market segments, batteries need to improve. In particular, we believe there are five key requirements to drive broad adoption of EVs:

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
•
Safety (nonflammable). EV batteries need to replace as many of the flammable components in the battery as possible with non-flammable equivalents to reduce the extent of damage caused by a fire. With current batteries, many failure conditions can result in fires, for example malfunctions that can result in short-circuits and battery damage from accidents.
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

We believe that a battery technology that can meet these requirements will enable an EV solution that is much more broadly competitive with ICE vehicles. According to the Organisation Internationale des Constructeurs d’Automobiles, approximately 93 million vehicles were produced in 2023 across the auto industry, representing a significant untapped demand for a battery that meets these requirements.

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

Since the 1990s, conventional lithium-ion batteries have gradually improved in energy density. Most increases in energy density have come from improved cell design and incremental improvements in cathode and anode technology. However, there is no Moore’s law in batteries—it has taken conventional lithium-ion batteries at least 10 years to double in energy density and it has been approximately 30 years since the introduction of a major new high-energy chemistry. As the industry approaches the theoretical limit of achievable energy density for lithium-ion batteries, we believe a new architecture is required to deliver meaningful gains in energy density.

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

The addition of silicon to a carbon anode provides a boost to energy density relative to a pure carbon anode. However, silicon is a host material that not only suffers from the limitations of carbon as discussed above, but also introduces cycle life challenges as a result of the repeated expansion and contraction of the silicon particles, since silicon undergoes significantly more expansion than carbon when hosting lithium ions. Furthermore, the voltage of the lithium-silicon reaction subtracts from the overall cell voltage, reducing cell energy.

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

Modeled Cell Specific Energy

Source : Andre et al, J Mater Chem A. (2015) 6709

Note: Modeled cell specific energy is based on traditional cell designs and architectures

Although the industry has understood for over 40 years the potential benefits of lithium-metal anodes, the industry has not been able to develop a separator that makes a lithium-metal anode practical for rechargeable applications.

Solid-State Electrolyte-Separator Required to Enable Lithium-Metal Anode

We believe that a lithium-metal battery requires that the porous separators used in conventional lithium-ion batteries be replaced with a solid-state electrolyte-separator capable of conducting lithium ions between the cathode and anode at rates comparable to conventional liquid electrolyte while also suppressing the formation of lithium dendrites, which are growths of lithium metal which can grow across the separator and short-circuit the cell. While various solid-state separators have been shown to operate at low power densities, such low power densities are not useful for most practical applications. To our best knowledge, we are the only company that has been able to demonstrate a solid-state separator for lithium-metal batteries capable of resisting dendrite formation at higher power densities such as those required for automotive applications, and fast charging, for at least 800 cycles at around 25 °C.

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

Our cell design includes an inorganic solid ceramic film that has characteristics of both a separator and an electrolyte. This ceramic solid-state electrolyte-separator is our core technology breakthrough that enables reliable cycling of the lithium-metal anode battery. A working solid-state electrolyte-separator is needed to prevent the formation of dendrites that would normally grow through a traditional porous separator and short circuit the cell. An effective solid-state electrolyte-separator requires a solid material that has ionic conductivity in a range similar to liquid electrolytes, chemically stable next to lithium — one of the most reactive elements in the periodic table — and able to resist the formation of dendrites. Our team has worked over ten years to develop a composition that meets these requirements and to develop techniques necessary to manufacture the electrolyte-separator material at scale using a continuous process. We have a number of patents covering both the composition of this material and key steps of its manufacturing process. While current generations of our prototype battery cells contain our proprietary solid-state electrolyte-separator and an organic liquid cathode electrolyte (i.e. catholyte), solid catholyte materials are part of our ongoing research and development investigations.

Our Cells and Separator

Note: Cell dimensions: approximately 85mm x 66mm x 5mm

All references to our “separator,” “electrolyte-separator,” “solid-state separator,” “solid-state electrolyte-separator,” in this Report refer to our proprietary solid-state electrolyte-separator.

Our solid-state electrolyte-separator is a dense, entirely inorganic ceramic. As shown in the figure above, it is made into a film that is thinner than a human hair and then cut into pieces. Our separator is flexible because it has a low defect density and is thin. In contrast, typical household ceramics are less flexible and can break due to defects which can reduce structural integrity.

The basic building block of our designed battery package is the unit cell, consisting of a double-sided cathode with a solid-state electrolyte-separator on either side. We stack these unit cells together to form multilayer cells. We first demonstrate new functionality using these unit cells.

(1) For illustrative purposes only. Designs vary based on customer specifications.

In 2022, we shipped A0 prototype battery cells to multiple automotive OEMs for testing. In 2024, we began producing low volumes of our first B-sample cells, and we began shipping these cells for automotive customer testing. These are B-samples of our first product, QSE-5 a ~5 amp-hour cell with measured performance of over 800 Wh/L, and < 15 minute fast charge from 10% to 80% of capacity. However, our potential customers may require the development of cells with different capacity, layer count or dimensions.

As we move from prototypes to commercial products, we will need to continue improving the quality and consistency of materials and processes for higher volume manufacturing. We need more production capacity to make the large number of multilayer cells needed for testing and for process optimization, including yield improvement and reliability. We have been designing and procuring new automation and higher-volume pre-pilot equipment that we expect will increase both output and reliability.

Our cathodes use a combination of conventional cathode active materials such as nickel-manganese-cobalt (“NMC”) or a cobalt-free, nickel-free composition like lithium-iron-phosphate (“LFP”) with a catholyte made of an organic liquid. In the future, we may use other compositions of cathode active materials. Over the years, we have developed catholytes made of differing mixtures of organic liquid electrolyte to optimize performance across multiple metrics such as voltage, temperature, power, and safety, among others. We continue to test solid, gel and liquid catholytes from time to time in our cells. The solid catholyte is part of our ongoing research and development investigation into inorganic catholytes. Our separator platform is being designed to enable faster charge rates for thicker cathode electrodes, which, when combined with a lithium-metal anode, may further increase cell energy densities.

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

QuantumScape Anode-free
Li Metal Targets †
QS Larger Format
QSE-5
QS ~5Ah Format
Porsche Taycan 2020
LG Chem Pouch
Tesla Model Y 2020
Panasonic 2170
Tesla Model Y 2022
4680
Tesla Model 3 2017
Panasonic 2170
Tesla Model S Plaid 2021
18650
Current state-of-the-art
(conventional chem)
Rivian R1T 2022
2170
Charge Time 10-80% [min]
0
5
10
15
20
25
30
35
40
45
Cell Energy Density [Wh/L]
500
600
700
800
900
1000
1100

† QS projections and targets based on existing estimates and model assumptions Sources: Li-ion cell energy density from batemo.com database, charge times from ev-database.org and insideevs.com (for Rivian R1T)

Benefits of Our Technology

We believe our battery technology will enable significant benefits across battery capacity, charging rate, safety, and cycle life while minimizing cost. We believe these benefits will provide significant value to automotive OEMs by enabling greater customer adoption of their EVs. By solving key pain-points such as 15-minute fast charging from 10% to 80% of capacity, we believe our battery technology will enable the delivery of an EV experience that is significantly more competitive with fossil fuel vehicles than what today’s EVs can achieve with conventional lithium-ion batteries.

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
•
Fast charging capability. Our battery technology containing our solid-state separator material has been tested to demonstrate the ability to charge from 10% to 80% capacity in approximately 15 minutes or less, which is generally faster than today’s conventional batteries can deliver without materially degrading battery cycle life. In these conventional batteries, the limiting factor for charge rate is the rate of diffusion of lithium ions into the anode. If a conventional battery is charged at high rate, especially at high state-of-charge or low temperature, lithium can start plating on carbon particles of the anode rather than diffuse into the carbon particles. This causes a reaction between the plated lithium and liquid electrolyte which reduces cell capacity and increases the risk of dendrites that can short circuit the cell. With a lithium-metal anode, using our solid-state separator, we expect the lithium to be plated as fast as the cathode can deliver it. Nonetheless, repeated fast-charging of battery cells may result in cycle life degradation, as is the case in conventional lithium-ion batteries.
•
Enhanced safety. Our solid-state battery cell uses a ceramic separator which is not combustible and we believe is therefore safer than conventional polymer separators. This ceramic separator is also capable of withstanding temperatures considerably higher than those that would melt conventional polymer separators, providing an additional measure of safety. Although additional safety tests need to be performed as our materials and processes evolve, in 2023 we ran a suite of safety tests on a limited number of our A0 prototype cells, including nail penetration, overcharge, external short circuit, and thermal stability testing up to 300°C (higher than the 180°C melting point of lithium). The A0 prototype cells successfully passed these automotive safety tests according to the specification set by a leading OEM, with hazard levels of 3 or lower as defined by EUCAR and SAE J2464 standards. One noteworthy result from prototype cell testing was demonstrating thermal stability up to 300°C; for reference, we tested conventional high-energy lithium-ion cells, which burst into flames between 174°C and 185°C. In 2024, we again performed nail penetration, overcharge, external short circuit, and thermal stability testing up to 300°C and our B0 samples passed these tests with hazard levels of 3 or lower as defined by EUCAR and SAE J2464 standards. Notwithstanding the foregoing, we note that although the A0 and B0 prototype cells have passed these automotive safety tests performed in our laboratories, we have been able to test these cells to the point of failure under additional modified test conditions. Moreover, these safety test results for the A0 and B0 prototype cells are not necessarily representative of those of subsequent generations of our cells since safety is a function of a cell’s materials composition, which changes from one generation of cells to the another. We will continue safety testing under different conditions, including on aged cells. We also need to test a much larger sampling of cells to ensure statistical significance.
•
Battery cycle life. We are designing our technology to enable increased battery cycle life relative to conventional lithium-ion batteries. In a conventional cell, a reason that battery capacity fades over time is the gradual irreversible loss of lithium due to side reactions between the liquid electrolyte and the anode. By eliminating the anode host material, we expect to eliminate those anode side reactions to enable longer battery cycle life. Our top-performing A0 prototype cell in one prospective customer’s battery testing labs achieved over 1,000 full cycle equivalents with over 95% discharge energy retention, using customer-specified test conditions of C/3 charge and C/2 discharge with our standard temperature and pressure conditions, and 100% depth of discharge. This performance exceeds the cycle life and capacity retention in battery warranties for some of the best-selling EVs in the U.S. market today, which require that cells retain at least 70% of the rated capacity for 150,000 miles.
•
Cost. Our battery technology eliminates the anode host material and the associated manufacturing costs, providing a structural cost advantage compared to traditional lithium-ion batteries. When comparing manufacturing facilities of similar scale and upon achieving process maturity, we estimate that eliminating these costs has the potential to provide cost savings compared to the costs of building traditional lithium-ion batteries.

Our Competitive Strengths

Only lithium-metal battery technology showing capability to meet automotive requirements for power, cycle life, and temperature range to our knowledge. We have built and tested single-layer and multilayer solid-state cells and have demonstrated that our technology shows the capability to meet automotive requirements for power, cycle life, temperature range, and safety. Since 2018 Volkswagen has tested multiple generations of our prototype cells, including single-layer and multilayer prototype cells. In 2024, Volkswagen announced it had successfully tested our A0 prototype cells at automotive rates of power, noting that the A0 prototype cell was also able to meet the requirements for other test criteria such as fast charging capability, safety and self-discharge. While we signed an agreement with PowerCo with the goal of commercializing our battery technology, we intend to continue working closely with automotive OEMs to make our solid-state battery cells widely available over time. In addition, we have signed customer sampling agreements with a number of OEMs, ranging from leading manufacturers by global revenue to premium performance and luxury carmakers, to collaborate with us in the testing and validating of our solid-state battery cells with the goal to include such cells into pre-production prototype vehicles and ultimately into serial production vehicles.

Partnership with one of the world’s largest automotive OEMs. We are partnered with Volkswagen, one of the largest automakers in the world. Volkswagen has been a major investor since 2012 and has invested approximately $380 million in us. In addition, in July 2024, we entered into the PowerCo Collaboration Agreement, a battery cell company wholly owned by the Volkswagen Group, with the goal of industrializing the solid-state lithium-metal battery technology we intend to use in our first planned product—the QSE-5.

High barriers to entry and extensive patent and intellectual property portfolio. As of December 31, 2024, we owned, or licensed on an exclusive basis, approximately 350 U.S. and foreign patents and patent applications – including broad fundamental patents around our core technology. Our proprietary solid-state separator uses the only material we know of that can cycle lithium at automotive-level current densities and room temperature without forming dendrites. We have a range of patents, including patents that cover:

•
Material compositions, including the optimal compositions as well as wide-ranging coverage of a number of variations for the separator and other battery components;
•
Enabling battery technology and methods required to incorporate a separator into a battery;
•
Manufacturing technology, protecting the way to make the separator at scale without semiconductor-style vacuum production or batch processes used in traditional ceramics; and
•
Material dimensions, including our proprietary separator, covering any separator with commercially practical thicknesses for a solid-state battery.

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

Designed for volume production. Our battery cells are designed to use earth-abundant materials and processes suitable for higher volume production. Our earlier-generation manufacturing process for our proprietary solid-state separator used equipment that was already available at scale in the battery or ceramics industries. We are developing subsequent, proprietary higher-volume separator manufacturing processes that seek to further reduce cost, increase throughput, and improve quality. While preparing for scale production, we have purchased or tested production-intent equipment from the world’s leading vendors. In particular, we expect to produce our proprietary solid-state separator using scalable continuous-flow heat treatment to process separator films more rapidly while applying less total heat energy per film. Although our separator material is proprietary, the inputs are readily available and can be sourced from multiple suppliers across different geographies.

Structural cost advantage leveraging industry cost trends. Aside from the solid-state separator, our battery is being designed to use many generally available materials and processes that are standard across today’s battery manufacturers. As a result, we expect to benefit from the projected industry-wide cost declines for these materials that result from process improvements and economies of scale. We believe that the manufacturing of our solid-state battery cells at scale provides us with a structural cost advantage because our battery cells are manufactured without an anode.

Our Growth Strategy

Continue to develop our commercial battery technology and manufacturing capabilities. We will continue developing our battery technology with the goal of enabling commercial production subsequent to the automotive qualification process, which generally involves several major delivery milestones of A, B and C samples. We have demonstrated capabilities of our solid-state separator and battery technology in single-layer and multilayer cell cycling data. In 2022, we shipped our first A0 prototype battery cells to multiple OEMs for testing. In 2024, we shipped B0 samples of our first commercial product, the QSE-5. As we move from prototypes to commercial products, we will need to continue improving the quality and consistency of materials and processes for higher volume manufacturing, including increased precision through automation and process control, quality of material inputs, and particle reduction across our process flow. We will continue to work to further develop and validate the volume manufacturing processes to enable higher volume manufacturing by us or our licensing partners and minimize manufacturing costs. We will continue to work on increasing the yield of our solid-state separator to reduce scrappage and to increase utilization of manufacturing equipment.

Expand relationships with other automotive OEMs. While we expect Volkswagen will be the first to commercialize vehicles using our battery technology, we are, and over the next few years intend to continue, working closely with other automotive OEMs to make our solid-state battery cells widely available over time. Subject to the terms of the PowerCo Collaboration Agreement, we are not prohibited from working in parallel with other automotive OEMs or other non-automotive companies to commercialize our technology. We have signed customer sampling agreements with a number of OEMs, ranging from leading manufacturers by global revenue to premium performance and luxury carmakers, to collaborate with us in the testing and validation of our solid-state battery cells with the goal to include such cells into pre-production prototype vehicles and ultimately into serial production vehicles.

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

Expand commercialization models. Our technology is being designed to enable a variety of business models. In addition to collaboration with PowerCo, which contemplates a licensing arrangement, we may operate solely-owned manufacturing facilities, license technology to other manufacturers, or enter into joint venture arrangements, among other approaches. We intend to continue to invest in research and development to improve battery cells performance, improve manufacturing process and reduce cost. Where appropriate, we may build and sell solid-state separators or cell layers rather than complete battery cells.

Manufacturing Process Development

We are building a battery development pilot line at our facilities in San Jose, California to provide a sufficient quantity of separators and cells for internal development, customer sampling, and higher volumes of QSE-5 cells. Our pilot line is intended to consist of a continuous flow, automated line with sufficient capacity and process maturity to engage in automotive qualification. Ultimately, our pilot line is intended to serve as the basis for continued manufacturing process development for the subsequent scale up of our manufacturing capabilities, including to support collaboration and future technology transfer activities as part of the collaboration and licensing arrangements with PowerCo as well as potential future commercial arrangements.

Our battery manufacturing process is being designed to be very similar to that of conventional lithium-ion battery manufacturing, with a few exceptions:

•
We use a proprietary separator material instead of the porous polyolefin separator used in lithium-ion cells.
•
We assemble our cell by stacking these separators together with cathodes and current collectors using proprietary joining methods.
•
Our architecture eliminates the need for anode manufacturing, reducing capital investment and lowering operating costs.
•
Our cell design allows us to shorten the weeks-long aging process required for conventional lithium-ion cells, thus decreasing manufacturing cycle time and reducing working capital needs.

Our architecture depends on our proprietary solid-state separator. Though our separator design is unique, our manufacturing process leverages established or similar high-volume production processes already deployed in other industries. We are developing subsequent, proprietary higher-volume separator manufacturing processes that seek to further reduce cost, increase throughput, and improve quality.

We plan to source many input materials from industry leading suppliers to the lithium-ion battery industry, and we already have strategic relationships in place with the industry’s leading vendors of cathode material, the most critical purchased input to our cell, along with leading vendors of other less critical inputs. Our solid-state separator is made from abundant materials produced at industrial scale in multiple geographies.

Relative to conventional lithium-ion cells, our technology eliminates the anode material cost (e.g., carbon/silicon host material, electrolyte in the anode) and reduces manufacturing costs (e.g., no anode related manufacturing costs, reduced formation costs). This enables savings in materials, capital equipment and manufacturing time, as illustrated in the graphic below.

Partnerships

Volkswagen Collaboration

QuantumScape has had a strong collaborative relationship with Volkswagen since 2012. Our collaboration initially focused on the testing and evaluation of our battery technology with Volkswagen engineers working closely with our engineering team on our technology development efforts and battery testing. Volkswagen has made several rounds of equity investments in QuantumScape, and senior executives of Volkswagen joined our board of directors (the “Board”). During the early part of this collaboration we worked closely with members of Volkswagen’s global research and development team and then with Volkswagen's Center of Excellence for Battery Cells, which was tasked with commercializing battery technologies within Volkswagen. Currently, Dr. Günther Mendl, Head of Battery Center of Excellence, Volkswagen AG, and Sebastian Schebera, Head of Strategic Partnerships, Volkswagen AG, are members of the Board.

PowerCo Collaboration and Joint Venture Termination

QSV Operations LLC (“QSV”) was incorporated as a limited liability company in 2018. VWGoA, VGA and QuantumScape executed the JVA, effective September 2018, with the goal of jointly establishing a manufacturing facility to produce the pilot line of the Company’s product through QSV. In connection with this agreement, the parties also entered into two operating agreements: (i) the Limited Liability Company Agreement of QSV to govern the respective rights and obligations as members of QSV and (ii) the Common IP License Agreement for the Company to license certain intellectual property pertaining to automotive battery cells as defined in the JVA to VWGoA, VGA and QSV.

On July 5, 2024, we entered into the PowerCo Collaboration Agreement with the goal of industrializing the solid-state lithium-metal battery technology we intend to use in our first planned product—the QSE-5 Technology. PowerCo was formed by Volkswagen in 2022 as a company intended to consolidate Volkswagen’s activities in the development and production of battery cells. In connection with the PowerCo Collaboration Agreement and subject to the completion of certain milestones, we and PowerCo intend to enter into a license agreement (the “PowerCo IP License Agreement”) under which we will grant PowerCo a non-exclusive, limited, royalty-bearing license to use the QSE-5 Technology for the purpose of manufacturing and selling batteries primarily for automotive applications, and PowerCo will pre-pay an initial royalty fee of $130 million, against which any future royalties due will be credited. The initial royalty is subject to a time-based diminishing clawback if the PowerCo IP License Agreement is terminated early by PowerCo under certain conditions. The PowerCo Collaboration Agreement supersedes the JVA, which was terminated concurrently. As compared to a joint venture arrangement of similar output volumes, we expect the licensing arrangement to result in less revenue, as well as lower costs and capital requirements.

Research and Development

We conduct research and development at our headquarters facility in San Jose, California. Research and development activities concentrate on making further improvements to our battery technology including subsequent generations of prototype samples incorporating advances in cell functionality, process and reliability, and on improving the maturity of our production processes and pilot line.

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
•
Continued improvement in quality, consistency and reliability. We are working to improve the quality and uniformity of our cells, including our separators, to further improve, among other things, the cycling behavior, power, operating conditions, and reliability of our cells. For some of our early-generation processes, we used methods of continuous processing found at scale in both the battery and ceramic industries and we are working on continuous improvement of these processes, including better quality, consistency, and higher throughput through automation and process control (including specification tightening and adding or improving inspection points along the manufacturing process flow), quality of material inputs, and particle reduction across our process. We are also developing subsequent methods not typically used in ceramics that offer significant potential cost savings. Regarding consistency, we believe tightening the variability of separator quality will result in better yield. We plan to implement process improvements and controls necessary to manufacture higher quality, more consistent materials; we believe these activities will ultimately lead to higher reliability.
•
Continued improvement in throughput. Increasing the volume of separator production results in the increased quantities required for prototypes and delivery of more test cells to prospective customers. We continue to invest and deploy resources to automate our manufacturing process, including purchasing larger-scale manufacturing equipment, that we expect will substantially improve our manufacturing processes and, as a result, increase throughput required for product qualification and to achieve the cost, performance and volume levels required for commercial shipments.
•
Cell design. We have demonstrated capabilities of our solid-state separator and battery technology in single-layer and multilayer solid-state cells in commercially relevant areas (ranging from approximately 60x75mm to 70x85mm). In order to advance the maturity of our prototype cells and produce commercially viable solid-state battery cells, we must produce battery cells that achieve target cell design and capacities set by our customers and we may have to vary cell layer count and dimensions; while we target our first commercial product, the QSE-5, to have approximately 5 amp-hours of capacity, the exact number of layers and dimensions will vary and depend upon customer specifications, cell design considerations, and other factors. We will need to overcome production challenges to produce sufficient volumes of our separators and prototype battery cells to complete development of our first commercial product and for customer evaluation and product qualification purposes, as well as subsequent cell designs that may require different capacity, layer counts and dimensions.

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

As of December 31, 2024, we owned, or licensed on an exclusive basis, more than 160 issued U.S. patents and patent applications, and more than 190 granted foreign patents and patent applications. Patents issued to us start expiring in 2033.

Competition

The EV market, and the battery segment in particular, is rapidly evolving and highly competitive. With the introduction of new technologies and the potential entry of new competitors into the market, we expect competition to increase in the future, which could harm our business, results of operations, or financial condition.

Our prospective competitors include major manufacturers currently supplying the industry, automotive OEMs and potential new entrants to the industry. Major companies now supplying batteries for the EV industry include Panasonic Corporation, Samsung SDI, Contemporary Amperex Technology Co. Limited, LG Energy Solutions, BYD Co. Limited, SK Innovation Co. Limited and E-One Moli Energy Corporation. They supply conventional lithium-ion batteries and in many cases are seeking to develop solid-state batteries, including potentially lithium-metal batteries. In addition, because of the importance of electrification, many automotive OEMs are researching and investing in solid-state battery efforts and, in some cases, in battery development and production. For example, Tesla, Inc. is building multiple battery gigafactories and potentially could supply batteries to other automotive OEMs, and Toyota Motors and a Japanese consortium have a multi-year initiative pursuing solid-state batteries. Additionally, in 2024, China announced the China All-Solid-State Battery Collaborative Innovation Platform, which brings together government, academia and industry to develop and manufacture solid-state batteries that can compete globally.

A number of development-stage companies such as SES, Solid Power, Factorial, ION, Sakuu, ONE, Enovix, and Sila Nanotechonologies are also seeking to improve conventional lithium-ion batteries or to develop new technologies for solid-state and/or lithium-metal batteries. Potential new entrants are seeking to develop new technologies for cathodes, anodes, electrolytes and additives. Some of these companies have established relationships with automotive OEMs and are in varying stages of development.

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

Government Regulation and Compliance

There are government regulations pertaining to battery safety, transportation of batteries, use of batteries in cars, factory safety, and disposal of hazardous materials. We will ultimately have to comply with these regulations to sell our batteries into the market. The license and commercialization of our battery technologies abroad is likely to be subject to more stringent export controls in the future.

Employees and Human Capital

We pride ourselves on the quality of our world-class team and seek to hire only employees dedicated to our strategic mission. Many of our employees have significant experience working with large battery manufacturers and automotive OEMs. As of December 31, 2024, we employed approximately 800 employees, based primarily in our headquarters in San Jose, California. Many of our employees in our research and development and related functions hold engineering and scientific degrees, including many from the world’s top universities. In order to align our work force with our operational focus, in January 2025 we had a reduction in force impacting approximately 7% of the Company’s full-time employees at the time.

To date, we have not experienced any work stoppages and we consider our relationship with our employees to be good. None of our employees are either represented by a labor union or are subject to a collective bargaining agreement.

People and Culture

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

Available Information

Our investor relations website is located at https://ir.quantumscape.com, our X account handle is @QuantumScapeCo, our investor relations X account handle is @QuantumScapeIR, our Chief Executive Officer’s LinkedIn account is located at www.linkedin.com/in/siva-sivaram-1394ab5b/, our Chief Technology Officer’s X account handle is @ironmantimholme, our Chief Marketing Officer’s X account handle is @HussainAsim, and our corporate LinkedIn account is located at www.linkedin.com/company/quantumscape. We use our investor relations website, aforementioned X accounts and LinkedIn account to post important information for investors, including news releases, analyst presentations, and supplemental financial information, and as a means of disclosing material non-public information and for complying with our disclosure obligations under Regulation FD. Accordingly, investors should monitor our investor relations website, aforementioned X accounts, and LinkedIn account in addition to following press releases, filings with the SEC and public conference calls and webcasts. We also make freely available, on our investor relations website under “SEC Filings,” our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to these reports as soon as reasonably practicable after electronically filing or furnishing those reports to the SEC.

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

Risk Factor Summary

Risks Related to Our Technology Development, Manufacturing and Performance

•
Challenges involving our development of solid-state battery cells.
•
Challenges related to manufacturing and scale-up of our separator and solid-state battery cells.
•
Any failure to meet targets around cost, performance characteristics or other specifications as set out by us or our customers.
•
Reliance on third-party suppliers for necessary materials, components or equipment.
•
An inability to control the costs associated with our operations and the price of raw materials.
•
Any risk and uncertainty around the use of complex machinery for our operations and production.
•
An inability to attract and retain customers during the development stage or for higher volume production.
•
Any loss or early obsolescence of our manufacturing equipment.

Customer Risks and Risks Related to Our Relationship with Volkswagen

•
Any failure to meet requirements or achieve milestones under our collaboration with PowerCo.
•
Increased reliance on PowerCo to scale up and commercialize our technology.
•
Concentration of agreements and relationships that can restrict our business operations, commercialization opportunities and revenue generation.
•
Challenges to accurately estimate the future supply and demand for our batteries.

Our Intellectual Property Risks

•
Any failure to protect or assert our intellectual property rights.
•
Any intellectual property infringement claims or other litigation that we need to defend ourselves against.
•
Adverse decisions related to our patent applications and contests to our patent rights.

Other Business Risks

•
Challenges to successfully compete in an evolving and highly competitive battery market.

•
Dependence on consumer adoption of EVs for future growth and success.
•
Historical and continuing financial losses as an early-stage company.
•
Risks and tradeoffs related to pursuing a variety of business models and arrangements.
•
Changes to our objectives and targets due to unfavorable changes to our initial assumptions and analyses.
•
Any issues with operations of or disruptions to our information technology and communications systems.
•
Increased exposure to artificial intelligence related risks and challenges.
•
Evolving scrutiny over our ESG practices and value propositions.
•
Involvement in litigation, regulatory actions or government investigations and inquiries.
•
Exposure to product liability claims due to third-party use of our batteries.
•
Exposure to risks and regulations in various jurisdictions where we conduct activities.
•
Adverse effects of inflation and increased interest rates.
•
Challenges arising from management’s limited experience in operating a public company.
•
Any negative impacts from epidemics, pandemics, and other outbreaks.

Our Regulatory Risks

•
Evolving or unfavorable global trade policies and export/import regulations related to the battery and EV industry.
•
Environmental and safety risks related to battery technology development and manufacturing.

Risks Related to Ownership of Our Common Stock and Our Certificate of Incorporation and Bylaws Provisions

•
Volatility of our Class A Common Stock.
•
Dilution to stockholders in the event of sales of substantial amounts of our Class A Common Stock in the capital markets.
•
Any failure to raise additional capital on attractive terms.
•
Manipulative activity by short sellers.
•
Changes to our reasonable estimates and probability-based assumptions that can affect our results of operations.
•
Concentration of capital stock ownership among certain insiders.
•
The dual class structure of our Common Stock.
•
Provisions in our Certificate of Incorporation, Bylaws and Delaware law that can limit stockholders’ ability to change management.
•
Limits to our stockholders’ ability to obtain a chosen judicial forum for disputes.
•
No cash dividends to stockholders in the foreseeable future.

General Risk Factors

•
Challenges attracting and retaining key employees and qualified personnel.
•
Natural disasters and other catastrophic events outside of our control.
•
Volatile global economic conditions due to real or perceived financial crises.
•
Changes in U.S. or foreign tax policies.
•
Limitations to our use of deferred tax assets to offset future taxable income.
•
Insufficient insurance coverage for future losses or claims against us.
•
Any inability to comply with NYSE continued listing standards.
•
Significant expenses and administrative burdens as a public company.
•
Any failure to maintain an effective system of internal controls which may lead to a material weakness.
•
Limitations in our disclosure controls and procedures that may not prevent or detect all errors or acts of fraud.
•
Any changes to analyst publications about us, our business, or the market.

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

Risks Related to Our Technology Development, Manufacturing and Performance

We face significant challenges in our attempt to develop a solid-state battery cell and produce it at higher volumes with acceptable performance, quality, consistency, reliability, throughput, safety, and costs. Delays or failures in accomplishing our development objectives may delay or prevent successful commercialization of our technology and negatively impact our business.

Developing lithium-metal solid-state batteries that meet the requirements for wide adoption by automotive OEMs is a difficult undertaking and, as far as we are aware, has never been done before. We are still in the development stage and face significant challenges in completing the development of our battery cells and in producing battery cells in commercial volumes with acceptable performance, quality, consistency, reliability, throughput, safety, and costs. Some of the development challenges include increasing the quality, consistency, reliability and production throughput of our separators and cells, increasing the size and layer count of our multilayer cells, increasing manufacturing scale to produce the volume of cells needed for our technology development and customer applications, installing, bringing up and optimizing higher volume manufacturing equipment, packaging design and engineering to ensure adequate cycle life, pressure management, cost reduction, completion of the rigorous and challenging specifications required by our automotive partners, including but not limited to, calendar life, mechanical, safety, and abuse testing.

Our solid-state separator is in the development stage and has never been used before for battery applications (or to our knowledge, for any other applications). There are significant quality, consistency, reliability and throughput, cost and manufacturing process challenges to be solved in order for the separators to be produced and used commercially. We have had and are likely to continue to encounter engineering challenges as we increase the lateral dimensions, reduce the thickness and defects and increase the production volume of our separators. In addition, we are continuously evaluating multiple cathode material compositions for inclusion in our battery cells and have not yet finalized the cathode composition or formulation, or the design of related cell assembly components. We also have not validated that the current cell design meets all automotive requirements. If we are not able to overcome these barriers in developing and producing separators and battery cells at commercial volumes, our business would likely fail.

We have tested single-layer and multilayer cells in commercially relevant areas that measure approximately 60x75mm to 70x85mm, and shipped our first A0 prototype battery cells in 2022. In 2024, we shipped the first B0 prototype samples of our QSE-5 cell. While we target our first commercial product, the QSE-5, to have a capacity of approximately 5 amp-hours, the exact capacity, number of layers and dimensions may vary and depend upon specific customer preference, cell design considerations, and other factors. Any delay in the development or manufacturing scale-up of our solid-state battery cells would negatively impact our business as it will delay time to revenue and negatively impact our customer relationships.

We need to overcome production challenges to produce higher volumes of our separators and prototype battery cells and we may encounter delays and cost overruns related to planning, permitting, construction, equipment installation and reliability, utilities infrastructure installation and operations start-up of our manufacturing facilities, which could delay or prevent the introduction of our product and negatively impact our business.

We will need to overcome production challenges to produce sufficient volumes of our separators and prototype battery cells to complete development of our first commercial product and for customer evaluation and product qualification purposes, as well as subsequent cell designs that may require different capacity, layer counts or dimensions. We have not yet validated a manufacturing process or acquired the equipment necessary to produce higher volumes of our separator, cathode electrode or related cell assembly components that meet customer requirements. We will need to produce these cells at improved yields without compromising performance, and simultaneously solve related packaging and reliability challenges in a way that is scalable and low-cost. There are significant engineering and mechanical challenges that we must overcome to advance the scale up of our battery cells. In addition, we have been designing and procuring certain equipment to continue developing the manufacturing processes necessary to make these battery cells at higher volumes. If we are not able to overcome these developmental hurdles in building our cells, our business is likely to fail.

In addition, we must advance our current manufacturing processes to include more automation, such as automated film handling and stacking, and use higher volume equipment and processes, such as moving to higher throughput continuous flow equipment. We must also continue process development and innovation efforts toward substantially shortening cycle time, improving process control and equipment reliability, and reducing consumables (including energy usage), with the target end goal of increasing the quality, consistency, reliability and throughput of our separators and battery cells.

Further, we must build our pilot line in San Jose, California, to provide a sufficient quantity of separators and cells for internal development, customer sampling, and higher volumes of QSE-5 cells. Ultimately, we need to build out our pilot line to serve as the basis for continued manufacturing process development for the subsequent scale up of our manufacturing capabilities, including to support collaboration and future technology transfer activities as part of the collaboration and licensing arrangements with PowerCo as well as potential future commercial arrangements. However, we could encounter significant delays and cost overruns related to planning, permitting, construction, equipment delivery, installation, qualification, and reliability, utilities infrastructure installation, and operations start-up of our manufacturing facilities, including those containing our pilot line. Examples include global supply chain issues that impact our equipment suppliers, supplier non-performance and equipment damage in transit. In particular, we have experienced short-term power outages at our San Jose facilities that have been resolved, but similar disruptions may occur in the future; delays associated with material shortage and backups at key shipping ports could impact the capacity at which we can run the facility; and certain of our construction contractors have previously reported delays due to labor strikes of their employees that were ultimately resolved but may reoccur in the future. If we are unable to substantially improve our manufacturing processes to increase yield and throughput to achieve the cost, performance and volume levels required for commercial shipments, our business could be materially impacted.

If the cost, performance characteristics or other specifications of the battery fall short of our targets or our customer requirements, our ability to develop, market, and sell our batteries could be harmed.

Even if we complete development and achieve volume production of our solid-state battery, if the cost, performance characteristics or other specifications of the battery fall short of our targets or our customer requirements, our sales, product pricing and margins would likely be adversely affected.

In addition, our battery cells must simultaneously satisfy all the commercial and safety requirements of our customers. Our solid-state battery cell uses a ceramic separator which we believe is safer than conventional polymer separators. We have conducted, and we will continue to conduct, a suite of performance and safety tests on our prototype cells, including on a limited number of QSE-5 B-samples to date. Although certain of our cells tested in our laboratories have passed automotive performance and safety test levels, some of these cells have been subject to additional modified test conditions and tested to the point of failure. However, these performance and safety test results for our prototype cells are not necessarily representative of those of subsequent generations of our cells since performance and safety are a function of a cell’s materials composition, which changes from one generation of cells to another and depend on the final design of the battery package. Additional safety tests, with much larger samplings of cells, need to be performed as our materials and processes evolve to ensure efficacy and statistical significance.

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

We may not be able to establish supply relationships for necessary materials, components or equipment, which could delay the introduction of our product and negatively impact our business.

We rely on third-party suppliers for components and equipment necessary to develop and manufacture our solid-state batteries, including key supplies, such as our cathode material and manufacturing equipment for both our solid-state separator and solid-state battery cells. We are collaborating with key suppliers but have not yet entered into agreements for the supply of production quantities for many of these materials. To the extent that we are unable to enter into commercial agreements with these suppliers on beneficial terms, or these suppliers experience difficulties or delays ramping up their supply of materials to meet our requirements, the introduction of our battery will be delayed. For example, we have previously experienced minor disruptions to the supply of process gas due to the shortage of truck drivers related to the COVID-19 pandemic and due to an incident at our main supplier’s facilities, and have also experienced and could continue to experience disruption to the supply of petroleum-derived products as a result of certain weather and geopolitical events and conflicts and any related political or economic responses and counter-responses or otherwise by various global actors. The war in Ukraine and resulting sanctions against Russia by certain countries has also led to, and a further escalation of the armed conflict in the Middle East could also lead to, an increase in the price of petroleum and petroleum-derived products, which has in certain instances increased and may in the future further increase the cost of manufacturing, input material pricing and logistics costs. These challenges may be exacerbated in situations where we source certain of our materials and equipment exclusively from one or a few suppliers.

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

Currency fluctuations, trade barriers, tariffs or shortages and other general economic or political conditions may limit our ability to obtain key materials, components or equipment for our solid-state batteries or significantly increase freight charges, raw material costs and other expenses associated with our business, which could further materially and adversely affect our results of operations, financial condition and prospects. In particular, tariffs—whether imposed as part of trade disputes, protective measures, or broader geopolitical strategies—could substantially drive up the cost of components and materials critical to our operations, putting significant pressure on our overall cost structure. For example, in February 2025, the U.S. imposed additional tariffs on imports from China. These tariffs, any additional tariffs imposed on foreign goods, as well as potential retaliation by a foreign government against such tariffs or policies may affect, directly or indirectly, the prices and supply of key materials necessary for our or our supply chain operations. We may also be subject to a number of geopolitical risks, including U.S. and foreign government trade restrictions or sanctions and any political or economic responses or counter-responses to such restrictions or sanctions. As global competition for raw materials continues to intensify, particularly in light of rising demand for battery technologies, we may face difficulties securing critical supplies on favorable terms or at all, which could materially harm our ability to produce batteries at scale and threaten the viability of our business.

We may be unable to adequately control the costs associated with our operations and the components necessary to develop and commercialize our solid-state battery technology, and, if we are unable to control these costs and achieve cost advantages, our business will be adversely affected.

We require significant capital to develop and grow our business and expect to incur significant expenses, including those relating to research and development, raw material procurement, leases, sales, distribution, and technology transfer as we build our brand and market our battery technology, and general and administrative costs as we scale our operations, including the costs of our activities under the PowerCo Collaboration Agreement and, if entered into, the PowerCo IP License Agreement. For example, there has been volatility in prices and availability of raw material such as cobalt, nickel, and lithium and such material may face industry-wide shortages. Our ability to become profitable in the future will not only depend on our ability to successfully market or license our solid-state battery technology, but also to control our costs and achieve our target cost projections, including our projected cost advantage when compared to the costs of building traditional lithium-ion batteries at scale or the costs of building solid-state batteries by other market players. If we or our partners, as applicable, are unable to cost efficiently design, manufacture, market, sell and distribute our solid-state battery technology, including under the PowerCo Collaboration Agreement, our margins, profitability and prospects would be materially and adversely affected. We have not yet produced any solid-state battery cells at commercial capacity or in volume and our forecasted cost advantage for the production of these cells at scale, compared to conventional lithium-ion cells, will require us to achieve rates of throughput, use of electricity and consumables, yield, and levels of automation that we have not yet achieved. If we are unable to achieve these targeted rates, our business will be adversely impacted.

In particular, while we have estimated that eliminating the anode host material and the associated manufacturing costs will provide savings in production at scale compared to the costs of building traditional lithium-ion batteries at leading manufacturers, that estimate is subject to numerous assumptions and uncertainties. To achieve those savings, we or our partners, as applicable, will need to achieve significant cost savings in battery design and manufacturing, in addition to the cost savings associated with the elimination of an anode from our solid-state battery cells, while controlling costs associated with the manufacturing of our separator, including achieving substantial improvements in throughput and yield required to hit commercial targets. Further, we or our partners, as applicable, will need to capture industry-wide cost savings in the materials, components, equipment, facilities design, and processes that our technology shares with traditional lithium-ion battery manufacturing, notably in the cathode and cell design. We cannot be certain that we will achieve these cost savings or that future efficiency improvements in lithium-ion battery manufacturing will not reduce or eliminate these estimated cost savings.

We expect to incur significant costs related to procuring materials required to manufacture and assemble our samples and batteries. We expect to use various materials in our batteries that will require us to negotiate purchase agreements and delivery lead-times on advantageous terms. We and our partners may not be able to control fluctuation in the prices for these materials or negotiate agreements with suppliers on terms that are beneficial to us or our partners. Our business depends on the continued supply of certain proprietary materials for our products. We are exposed to multiple risks relating to the availability and pricing of such materials and components, including reliance upon our vendors to construct and produce equipment to increase volumes, which may lead to delays or the requirement that we make additional upfront payments. Increases in the prices for our raw materials or components would increase our operating costs and negatively impact our prospects. For example, our shipping costs have increased in the past as suppliers have applied fuel surcharges. Costs for certain key raw materials and components have also increased due to fluctuations in global commodity prices. Our suppliers’ increasing labor costs have also contributed to rising prices. Given that we have yet to generate any revenue from our business operations, we are also limited in our ability to pass on the cost of any such increases to our customers.

In addition, the cost of producing battery cells depends in part upon the prices and availability of raw materials such as lithium, nickel, cobalt and/or other metals. The prices for these materials fluctuate and their available supply may be unstable, depending on market conditions and global demand for these materials. For example, demand for lithium has increased dramatically in recent years, and is expected to continue to increase, due to the ongoing rapid increase in use of lithium batteries in portable electronics and the growing EV and energy storage markets. Furthermore, significant sources of supply of certain raw and intermediate materials are available in countries that may be subject to political, economic and social instability or where there is an ongoing risk of tariffs or other prohibitions being imposed by the United States or the European Union on the import of such materials from such countries. Certain countries are also imposing controls on the export of such materials. There can be no assurance that suppliers of these materials may be able to meet our or our partners’ volume and other specific needs at reasonable prices, particularly as we ramp up our commercial operations.

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

To achieve our commercialization goals, we will require larger-scale machinery. Such machinery is likely to suffer unexpected malfunctions from time to time and may require repairs and spare parts to resume operations, which may not be available when needed, particularly if global supply chain disruptions continue or are not fully resolved. Unexpected malfunctions of our production equipment may significantly affect the intended operational efficiency. In addition, because this equipment has not been used to build our solid-state battery cells before, the operational performance and costs associated with this equipment can be difficult to predict and may be influenced by factors outside of our control, such as, but not limited to, failures by suppliers to deliver necessary components of our products in a timely manner and at prices and volumes acceptable to us, environmental hazards and remediation, difficulty or delays in obtaining governmental permits, damages or defects in systems, industrial accidents, fires, seismic activity and other natural disasters.

Operational problems with our manufacturing equipment could result in the personal injury to or death of workers, the loss of production equipment, damage to manufacturing facilities, monetary losses, delays and unanticipated fluctuations in production. The potential risks of operational problems at our facilities also apply to individuals not employed and equipment not owned by us, such as third-party contractors, and our business partners’ personnel and equipment. In addition, operational problems may result in environmental damage, administrative fines, increased insurance costs and potential legal liabilities. These operational problems could have a material adverse effect on our business, results of operations, cash flows, financial condition or prospects.

We may not succeed in attracting and retaining customers, including licensees, during the product development stage or for higher volume commercialization of our technology, and our future growth and success may be adversely affected.

We may not succeed in attracting and retaining customers, including licensees, during the product development stage or for higher volume commercialization of our technology. If we are unable to attract new customers in need of our products or the licensing of our battery technology, whether due to inadequate product-market fit or for other reasons, our business may suffer. Conversely, we may not be able to retain existing customers in case of delays or capacity limitations in the development or manufacturing scale-up of our solid-state battery cells, which would negatively impact our business.

Many of our potential customers tend to be large enterprises that often undertake a significant evaluation process and are frequently subject to budget constraints, multiple approvals and unanticipated administrative, processing and other delays, that result in a lengthy sales or licensing cycle. Therefore, our future success will depend on our ability to effectively sell our products or license our technology to such large customers. Sales to these end-customers involve risks that may not be present (or that are present to a lesser extent) with sales to smaller customers. These risks include, but are not limited to, (i) increased purchasing power and leverage held by large customers in negotiating contractual arrangements with us, including a greater ability to push back on attempts to pass on increased operating and procurement costs and require provisions that can lead to a delay in revenue recognition, (ii) longer sales and implementation cycles and the associated risk that substantial time and resources may be spent on a potential end-customer that elects not to purchase our solutions, and (iii) greater product functionality and scalability requirements, including a broader range of services. There are also only a limited number of OEMs in the automotive sector. All of these factors can add further risk to business conducted with these potential customers.

While we have signed customer sampling agreements with a number of OEMs, we are still in the process of development and manufacturing scale-up of our solid-state battery cells and there is no assurance or guarantee that any of our customers or potential customers will be able to successfully complete their testing and validation processes and, therefore, enter into definitive volume production or license agreements with us, or conversely, that we can sufficiently scale up the manufacturing of our solid-state battery cells in the time frames required by such customers and potential customers.

We may be negatively impacted by any early obsolescence of our manufacturing equipment.

We depreciate the cost of our equipment over their expected useful lives. However, our cell design or manufacturing processes may change periodically, and we may decide to update our design or manufacturing processes more quickly than expected. Moreover, improvements in engineering and manufacturing expertise and efficiency may result in our ability to manufacture our cells using less of our currently installed equipment. Alternatively, as we develop our production processes, we may discontinue the use of already installed equipment in favor of different or additional equipment. The useful life of any equipment that would be retired early as a result would be shortened, causing the depreciation on such equipment to be accelerated, and our results of operations may be harmed. For example, during the year ended December 31, 2024, we wrote off approximately $13.3 million of property and equipment for assets with no remaining future benefit.

Customer Risks and Risks Related to Our Relationship with Volkswagen

Our relationship with Volkswagen and PowerCo is subject to various risks which could adversely affect our business and future prospects. There are no assurances that we will be able to achieve the milestones for the commercialization of solid-state batteries under our collaboration with PowerCo or that we will enter into the PowerCo IP License Agreement.

On July 5, 2024, we entered into the PowerCo Collaboration Agreement with the goal of industrializing the solid-state lithium metal battery technology we intend to use in our first planned product—the QSE-5 Technology. Under the PowerCo Collaboration Agreement, the parties will collaborate to enable PowerCo to manufacture battery cells incorporating the QSE-5 Technology, including through a joint scale-up team that was established to facilitate the transfer of QSE-5 Technology into a cell size determined by PowerCo and by carrying out the activities set forth in statements of work (the “Project”). In connection with the Project and subject to the completion of certain milestones, the parties intend to enter into the PowerCo IP License Agreement under which we will grant PowerCo a non-exclusive, limited, royalty-bearing license to use the QSE-5 Technology for the purpose of manufacturing and selling batteries primarily for automotive applications, initially at one or more PowerCo facilities that together have an annual capacity of up to 40 GWh, expandable by an additional 40 GWh of annual capacity or such other capacity as may be agreed to by the parties.

There is no assurance that we will be able to complete the development of the solid-state battery cells or achieve the technical milestones in the time frame required by the PowerCo Collaboration Agreement or to satisfy PowerCo’s business needs, or that the joint scale-up team will cooperate successfully or complete in a timely and cost-effective manner the responsibilities assigned to them under the PowerCo Collaboration Agreement. If we do not complete this development in a timely manner, PowerCo may terminate the PowerCo Collaboration Agreement. If we are not able to reach certain milestones under the PowerCo Collaboration Agreement, PowerCo has no obligation to enter into the PowerCo IP License Agreement and we will not receive the initial royalty fee otherwise due to us thereunder and will not realize any of the benefits otherwise expected from this agreement. These factors could result in a material adverse effect on our business and financial results. The amounts of royalties to be paid under the PowerCo IP License Agreement, if entered into, will depend on the performance of our solid-state battery and the demand for the vehicles that Volkswagen develops specifically to use with the solid-state battery cells produced under the PowerCo IP License Agreement. If we cannot complete the development of our solid-state battery cells, if PowerCo does not select our solid-state battery cell for commercialization or if there is a delay in the introduction of the Volkswagen vehicles that intend to use our solid-state battery cells, our business will be harmed.

Volkswagen is our largest shareholder and holds the right to designate two directors to our Board. The strong relationship that we have developed with Volkswagen, including as a shareholder, and PowerCo and rights under the PowerCo Collaboration Agreement and, if entered into, the PowerCo IP License Agreement, may deter other automotive OEMs from working closely with us. While the PowerCo IP License Agreement, if entered into, would be non-exclusive, allowing us to license our intellectual property to other third parties, we may still need to incur significant additional expenditures for design, development, and testing to meet the needs of these third parties. If we are not able to expand our other customer relationships to a license or commercialization intent, or if we become too dependent on Volkswagen for our revenue, our business could be harmed. Volkswagen may have economic, business or legal interests or goals that are inconsistent with our goals. Any significant disagreements with Volkswagen may impede our ability to maximize the benefits of our relationship and slow the commercialization of our solid-state battery. In addition, if PowerCo is unable or unwilling to meet its economic or other obligations under the PowerCo Collaboration Agreement and PowerCo IP License Agreement, if entered into, we may be required to terminate such agreements and thereby may not realize any of the benefits otherwise expected from such agreements. These factors could result in a material adverse effect on our business and financial results. While we have entered into the PowerCo Collaboration Agreement and also expect to enter into the PowerCo IP License Agreement with PowerCo, we cannot predict the extent to which PowerCo’s activities may pose a competitive risk to, or otherwise be in conflict with, our business.

If the milestones under the PowerCo Collaboration Agreement are met and the PowerCo IP License Agreement is entered into, we will become reliant on PowerCo to scale up and commercialize our technology, preserve the value of our license, and will be exposed to risks related to PowerCo’s financial and business conditions.

While we continue to explore opportunities to commercialize our technology with existing and potential partners, the PowerCo Collaboration Agreement is currently the only agreement we have with the intent to commercialize our technology. Therefore, entering into the PowerCo IP License Agreement will make us reliant on PowerCo to scale up and commercialize our technology and preserve the value of our license. It will also result in us having less direct control over decisions relating to the manufacturing of our technology and, compared to the prior JVA arrangement, require us to rely more significantly on the alignment of incentives between us and PowerCo.

PowerCo, established in 2022 by Volkswagen, is a newly formed entity without a proven track record in battery manufacturing, thereby presenting several risks. Its operational capabilities remain untested, raising uncertainties regarding its ability to develop, scale up, and efficiently produce battery cells. Furthermore, PowerCo’s capacity to secure the requisite capital for technology development and scaling remains unproven, potentially resulting in delays to key milestones. PowerCo is wholly owned by and dependent on Volkswagen and its financial and operational resources, changes in or poor execution of business plans by either PowerCo or Volkswagen—including any decision by Volkswagen to reduce or terminate the business of PowerCo or to curtail investments in EV production through cost-cutting measures—could adversely harm our business. As PowerCo continues to execute its business plan, there are inherent risks associated with its ability to meet manufacturing timelines, manage labor relations, and sustain supplier and customer relationships. Our concentrated customer base and specific partnership with PowerCo further heighten our exposure to fluctuations in its operations and business model, any of which may impede decision-making and adversely impact the commercialization of our technology.

Additionally, verifying royalty amounts owed to us under the PowerCo IP License Agreement may be difficult. While the agreement will require PowerCo to provide reasonable documentation supporting royalties and grant us the right to audit their books and records, these audits can be expensive and time-consuming, potentially adversely affecting our financial condition and operating results.

Certain agreements and relationships currently restrict or in the future may restrict our business operations, commercialization opportunities, and revenue generation.

Our existing and future commercial agreements may limit or delay our ability to expand our customer base, collaborate with other customers and commercialize our intellectual property, including certain intellectual property jointly developed under such agreements. Certain agreements may also require us to prioritize certain customers’ commercialization efforts and focus on developing products that are configured to our customers’ specifications with potentially limited end-use applications, which could have an adverse impact on our results of operations if we divert resources to address these customer specific requirements and obligations. Additionally, certain agreements may require us to provide certain customers with advantageous business terms, restricting our ability to negotiate competitive terms with others and potentially reduce our anticipated revenue from royalty payments. These obligations could deter other potential partners and limit or delay our opportunities to generate revenue through licensing our technology, impacting our overall business flexibility and financial outcomes. The concentration of our customer base increases our risks related to the financial condition of our customers, and the fluctuations in financial condition of a single customer or the failure of a single customer to perform its obligations could have a material and adverse effect on our results of operations and cash flow.

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

We may not be able to prevent unauthorized use of our intellectual property, which could harm our business and competitive position. We rely upon a combination of the intellectual property protections afforded by patents, trademarks and trade secrets in the United States and other jurisdictions, as well as license agreements and other contractual protections, to establish, maintain and enforce rights in our proprietary technologies. In addition, we seek to protect our intellectual property through non-disclosure and invention assignment agreements with our employees and consultants, and through non-disclosure agreements with business partners and other third parties. Despite our efforts to protect our proprietary rights, insiders and third parties, including our business partners, may attempt to copy or otherwise obtain, use or practice our intellectual property without our consent, and we may have been, and may continue to be, subject to intentional or inadvertent systems disruptions and physical or virtual security incidents, including theft or unauthorized use of our confidential information, trade secrets and proprietary technology, including with respect to our batteries and cells. Monitoring unauthorized use or loss of our intellectual property is difficult and costly, and the steps we have taken or will take to prevent misappropriation may not be sufficient. Any enforcement efforts we undertake, including litigation, may not be successful and could be time-consuming and expensive and could divert management’s attention, which could harm our business, results of operations and financial condition. In addition, existing intellectual property laws and contractual remedies may afford less protection than needed to safeguard our intellectual property portfolio or our competitive position.

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

Under the PowerCo Collaboration Agreement, we agreed to jointly own with PowerCo certain types of foreground intellectual property. This joint ownership may reduce our ability to protect or assert some of our intellectual property rights. More specifically, we agreed to jointly own certain foreground intellectual property that is jointly developed under the PowerCo Collaboration Agreement and that either party is free to exploit their share of such jointly owned intellectual property without the other’s consent, subject to certain conditions. Similarly, we have entered into, and may continue to enter into, other agreements—including joint development agreements with various partners—that involve joint ownership of foreground intellectual property. These agreements may allow our partners to independently use, license, or develop improvements to or derivatives of jointly owned intellectual property without requiring our approval, which could impact our competitive position or limit our ability to fully capitalize on such innovations. Because PowerCo and other partners may exploit such jointly owned intellectual property without our consent, we may not be able to prevent them or their licensees from using or exploiting such jointly owned intellectual property, or any improvements to or derivatives of such intellectual property developed by these partners. Additionally, our ability to innovate on or practice our intellectual property could be adversely hindered by any new such intellectual property created by our partners, and could undermine the value of our intellectual property and negatively impact our ability to work with additional prospective partners, thereby weakening our competitive position.

Furthermore, under these arrangements, including with Volkswagen and PowerCo, our partners have and will have access to certain proprietary information or intellectual property, increasing the risk of misappropriation, unauthorized use, or inadvertent disclosure due to insufficient safeguards, cybersecurity breaches, employee misconduct, or other vulnerabilities. Such risks could undermine the value of our intellectual property, disrupt our business, or impair our ability to effectively protect our rights.

Under the PowerCo IP License Agreement, if entered into, we intend to grant PowerCo a perpetual license to some of our intellectual property. This license may limit our ability to prohibit third parties, including PowerCo and its sublicensees, from exploiting our licensed intellectual property in perpetuity.

We may need to defend ourselves against intellectual property infringement claims, which may be time-consuming and could cause us to incur substantial costs.

Companies, organizations or individuals, including our current and future competitors, may hold or obtain patents, trademarks or other proprietary rights that would prevent, limit or interfere with our ability to make, use, develop or sell our products, which could make it more difficult and costly for us to operate our business. From time to time, we may receive requests from third parties inquiring whether we are infringing their intellectual property and/or seek court declarations that they do not infringe upon our intellectual property. Companies holding patents or other intellectual property relating to our business, including intellectual property for batteries, ceramics, electric motors, electronic power management systems, or manufacturing processes may bring suits alleging infringement of such rights or otherwise asserting their rights and seeking licenses. Additionally, joint ownership of intellectual property, including under agreements such as the PowerCo Collaboration Agreement, may increase the risk of disputes over the use, licensing, or enforcement of jointly owned intellectual property. Such disputes could result in litigation, which may be costly, time-consuming, and disruptive to our operations. In addition, if we are determined to have infringed a third party’s intellectual property, we may be required to do one or more of the following:

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

We also license patents and other intellectual property and technology from third parties, and we may face claims that our use of this intellectual property or technology infringes the rights of others. In such cases, we may seek indemnification from our licensors under our license contracts with them. However, our rights to indemnification may be unavailable or insufficient to cover our costs and losses, depending on our use of the technology, whether we choose to retain control over conduct of the litigation, and other factors. Further, joint ownership arrangements may limit our ability to assert or defend claims relating to jointly owned intellectual property, as partners may independently enforce or license such intellectual property, creating additional risks of conflict, misalignment, or exposure to third-party litigation.

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

Our Business Risks

The battery market continues to evolve, is highly competitive, and we may not be successful in competing in this industry or establishing and maintaining confidence in our long-term business prospects among current and future partners and customers, including licensees.

The battery market in which we compete continues to evolve and is highly competitive. To date, we have focused our efforts on our lithium-metal solid-state battery technology, which is being designed to outperform conventional lithium-ion battery technology. However, lithium-ion battery technology has been widely adopted and our current competitors have, and future competitors may have, greater resources than we do and may also be able to devote greater resources to the development of their current and future technologies. These competitors also may have greater access to customers, including licensees, and may be able to establish cooperative or strategic relationships amongst themselves or with third parties that may further enhance their resources and competitive positioning. In addition, lithium-ion battery manufacturers may continue to reduce cost and expand supply of conventional batteries and thereby reduce the prospects for our business or negatively impact the ability for us to sell or license our products at a market-competitive price with sufficient margins. The lithium-ion battery industry may also experience periods of excess manufacturing capacity; this imbalance between demand and supply capacity may create further downward pressure on prices and could lead to competitors selling at or below material costs. In such scenarios, even if our batteries outperform conventional technologies, our competitive advantage may become irrelevant if we cannot offer pricing that meets market expectations, further threatening the viability of our business. For example, Chinese production has significantly driven down the costs of lithium-ion batteries for EVs through massive scale and government support. As of 2024, China’s average battery pack price was approximately 30% lower than costs in Europe and the U.S.

Many automotive OEMs, a number of battery technology companies, and consortiums subsidized by countries, such as China, are researching and investing in solid-state battery efforts and, in some cases, in battery development and production. There are a number of companies seeking to develop alternative approaches to solid-state battery technology, including lithium-metal batteries. We expect competition in battery technology and EVs to intensify due to increased demand for EVs and a regulatory push for EV adoption, continued globalization, and consolidation in the worldwide automotive industry. For example, PowerCo is intended to consolidate Volkswagen’s activities along the value chain for batteries—from processing raw materials to developing a unified Volkswagen battery to managing the European gigafactories. Additionally, in 2024, China announced the China All-Solid-State Battery Collaborative Innovation Platform, which brings together government, academia and industry to develop and manufacture solid-state batteries that can compete globally. Developments in alternative technologies or improvements in battery technologies made by competitors may materially adversely affect the sales, pricing and gross margins of our batteries. If a competing technology is developed with superior operational or price performance, our business will be harmed. For example, early results of silicon-anode battery technologies suggest they may offer significant competition to our business. These technologies claim to deliver higher energy densities, faster charging times, and potentially lower costs, which could reduce the demand for our solid-state batteries or require us to adjust our pricing or margins to remain competitive. Furthermore, a sustained decline in battery prices—whether due to overcapacity, aggressive pricing by competitors, or subsidies—could make it difficult for us to recover our costs, no matter how advanced our technology is. If we fail to accurately predict and ensure that our battery technology can address customers’ changing needs or emerging technological trends, or if our customers fail to achieve the benefits expected from our solid-state batteries, our business will be harmed.

We must continue to commit significant resources to develop our battery technology to establish a competitive position, and these commitments will be made without knowing whether such investments will result in products potential customers will find acceptable. There is no assurance we will successfully identify new customer requirements, develop and bring our batteries to market on a timely basis, or that products and technologies developed by others will not render our batteries obsolete or noncompetitive, any of which would adversely affect our business and operating results.

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

Our growth and future demand for our products is highly dependent upon the adoption by consumers of alternative fuel vehicles in general and EVs in particular. In recent years, many countries, companies and consumers have accelerated targets with respect to decreasing dependency on fossil fuels, which in turn is expected to increase demand for EVs; however, the market for new EVs continues to evolve rapidly and is also characterized by rapidly changing technologies, competitive pricing and other competitive factors, evolving government regulation and industry standards, and changing consumer demands and behaviors. In addition, several challenges could slow the adoption of EVs, including the availability and affordability of raw materials critical to EV production, such as lithium, nickel, and cobalt, the adequacy of EV charging infrastructure, and concerns over battery performance, safety, and recyclability. Furthermore, economic uncertainty, fluctuating interest rates and energy prices, and geopolitical events, such as trade restrictions or conflicts affecting supply chains, could also affect consumer purchasing decisions. For example, in 2024, automotive companies across Europe have announced plant closures and layoffs to address weak demand, high costs, and competition from China in the EV market. If the market for EVs in general does not develop as expected, or develops more slowly than expected, our business, prospects, financial condition and operating results could be harmed.

We are an early-stage company with a history of financial losses and expect to incur significant expenses and continuing losses from operations for the foreseeable future.

We incurred a loss from operations of approximately $525.2 million, a net loss of approximately $477.9 million for the year ended December 31, 2024, and an accumulated deficit of approximately $3.4 billion from our inception in 2010 through December 31, 2024. We believe that we will continue to incur operating losses each quarter until at least the time significant production of our lithium-metal solid-state batteries begins, and such production is not expected to begin in the near future.

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

We believe that our technology enables a variety of business models and presents opportunities with a variety of potential customers, such as automotive OEMs, end-users, and licensees, as applicable. In addition to the collaboration with PowerCo, which contemplates a licensing arrangement, we may license technology to other manufacturers, operate our own manufacturing facilities, or enter into joint venture arrangements, among other approaches, each with potential risks and tradeoffs.

Operating solely-owned manufacturing facilities would allow us full control over production and quality, helping us protect proprietary processes and maintain consistency. However, this approach would require significant capital investment in infrastructure, equipment, and workforce, leading to increased operational expenses and financial exposure, and the capital required for such investment may not be available on attractive terms, if at all. Managing manufacturing operations also exposes us to risks such as supply chain disruptions, production delays, cost overruns, equipment failures, and scaling challenges, which may hinder our ability to meet demand or maintain competitive pricing. Without third-party manufacturers to rely on, any inefficiency or failure in our facilities could have a materially adverse effect on our business, profitability, and reputation.

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

Under a licensing model, for example if we enter into the PowerCo IP License Agreement with PowerCo, we can leverage our battery technology by licensing it to third parties for commercialization and manufacturing. This approach could reduce capital requirements by limiting investments in infrastructure and operations and potentially enable faster market penetration. However, licensing could lead to lower revenue, reduced control over production, and distribution challenges. Licensing agreements may also pose risks of third-party noncompliance, inconsistent execution, quality issues, or competitive disadvantages. Additionally, relying on third-party licensees could result in missed market opportunities or reputational damage due to negative association with certain third parties, ultimately impacting our profitability and growth.

Aside from the business models described above, if we pursue other types of arrangements or business models, we potentially face other risks and tradeoffs that could have a materially adverse effect on our business, profitability, and reputation.

Our expectations and targets regarding when we will achieve various technical, pre-production and production objectives depend in large part upon assumptions and analyses developed by us. If these assumptions or analyses prove to be incorrect, we may not achieve these milestones when expected or at all.

Our expectations and targets regarding when we will achieve various technical, pre-production and production objectives reflect our current expectations and estimates, and are projections based on information readily available to us when setting such milestones. When or whether we will achieve these objectives within the projected timelines depends on a number of factors, many of which are outside our control, including, but not limited to:

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
•
adverse developments in our collaboration with Volkswagen, including termination of the PowerCo Collaboration Agreement or PowerCo IP License Agreement, if entered into, delays in achieving the milestones set forth in the PowerCo Collaboration Agreement or failing to meet the milestones prerequisite to our entering into the PowerCo IP License Agreement;
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

Our ability to manage our business is highly dependent on IT systems and our website, systems, and data may be subject to intentional or inadvertent disruption, security incidents, or alleged violations of laws, regulations, or other obligations relating to data handling could adversely impact our reputation and future sales.

We are highly dependent upon a variety of information systems to operate our business. The information systems (including internal and external systems such as our website or systems used by partners, service providers, suppliers, customers, and other third parties’) supporting our research, development, and the manufacturing of our batteries, and the data we maintain, including our intellectual property, may be subject to intentional or inadvertent disruption, such as telecommunications or network failures, security incidents, or alleged violations of laws, regulations, or other obligations relating to data handling. Any such matters, or perceptions that any of them have occurred, could result in private claims, demands and litigation, regulatory investigations and other proceedings, as well as fines and other liabilities, which could adversely impact our reputation and future sales. We expect to face significant challenges with respect to information security and maintaining the security and integrity of our systems and other systems used in our business, as well as with respect to the data stored on or processed by these systems. Advances in technology, including increased adoption of artificial intelligence technology by us and third-party service providers, suppliers, customers, and other third-party partners, an increased level of sophistication and expertise of hackers, new discoveries in the field of cryptography or other technological developments can result in actual or perceived compromise or breach of, or other security incident with respect to, the systems used in our business or of security measures used in our business to protect intellectual property, confidential information, personal information, and other data. Additionally, remote working further increases the security threats that we and our third-party service providers, suppliers, and customers face.

The availability and effectiveness of our batteries, and our ability to conduct our business and operations, depend on the continued operation of information technology and communications systems, some of which we have yet to develop or otherwise obtain the ability to use. We must routinely update our IT infrastructure and our various IT systems throughout the organization, or we may not continue to meet our current and future business needs. Systems used in our business by us and our third-party service providers, suppliers, customers, and partners, including data centers and other information technology systems, may also be vulnerable to damage or interruption. Such systems could also be subject to physical or electronic break-ins, corporate sabotage or state-sponsored espionage, and intentional acts of vandalism, infection by ransomware, viruses, or other malware, as well as disruptions and security incidents as a result of non-technical issues, including intentional or inadvertent acts or omissions by employees, service providers, suppliers, customers or others, to among other things, properly implement our software and related security patches and updates. We use service providers to help provide certain services, and any such service providers face similar security and system disruption risks as us. Some of the systems used in our business are not and will not be fully redundant, and our disaster recovery planning cannot account for all eventualities. Any data security incidents or other disruptions to any data centers or other systems used in our business by us and our third-party service providers, suppliers, and customers could result in lengthy interruptions in our service and may adversely affect our business, prospects, financial condition and operating results.

Significant capital and other resources may be required in efforts to enhance our current IT systems, implement new IT systems, protect against information security breaches, security incidents, and system disruptions, or to alleviate problems caused by actual or suspected information security breaches and other data security incidents and system disruptions. The resources required may increase over time as the methods used by hackers and others engaged in online criminal activities and otherwise seeking to obtain unauthorized access to systems or data, and to disrupt systems, are increasingly sophisticated and constantly evolving. In addition, the risk of cyberattacks may be heightened due to the war in Ukraine. Such cyberattacks could disrupt the economy more generally and could also impact our operations either directly or indirectly.

Security breaches and/or incidents can also remain undetected for an extended period, including situations in which hackers mine data over time or optimize the timing and potency of their cyberattacks or disruptions. Any failure or perceived failure by us or our service providers, suppliers, customers, and partners, to prevent information security breaches or other security incidents or system disruptions, or to comply with privacy policies or any actual or asserted legal obligations relating to privacy or information security, or any compromise of security that results in or is perceived or reported to result in unauthorized access to, or loss, theft, alteration, release, transfer, unavailability, or other processing of, our information, or any personal information or other customer data or confidential information, that we or our service providers, suppliers, customers, and partners, maintain or otherwise process, could cause our potential customers to lose trust in us, result in loss or theft of proprietary or sensitive data and intellectual property, could harm our reputation and competitive position and could expose us to legal claims, demands, and litigation, regulatory investigations and proceedings, and fines, penalties, and other liability. Any such actual or perceived security breach, security incident or disruption could also divert the efforts of our technical and management personnel and could require us to incur significant costs and operational consequences in connection with investigating, remediating, eliminating and putting in place additional equipment and devices designed to prevent actual or perceived security breaches and other incidents and system disruptions.

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

In addition, if any issues concerning the IT systems result in, or contribute to, a delay in our timely reporting of our results of operations for any period or our not filing one or more periodic reports with the SEC on time, the price of our Class A Common Stock could decline substantially, and we could face costly lawsuits, including securities class actions, and also could impair our ability to raise necessary capital to run our operations and progress our product development efforts. Further, as we are dependent upon our ability to gather and promptly transmit accurate information to key decision makers, our business, results of operations and financial condition may be adversely affected if our information systems do not allow us to transmit accurate information, even for a short period of time. Failure to properly or adequately address these issues could negatively impact our ability to perform necessary business operations, which could adversely affect our reputation, competitive position, business, results of operations and financial condition. While our enterprise resource planning (“ERP”) system is designed to accurately maintain our books and records and provide important information to our management team for use in the operation of the business if the ERP system or any other implemented system does not operate as intended, it could adversely affect our financial reporting systems and our ability to produce financial reports and process transactions.

We are exposed to risks related to the use of artificial intelligence by us, our suppliers, partners and competitors.

We are increasingly incorporating artificial intelligence capabilities into our business operations. Artificial intelligence technology is complex and rapidly evolving and presents risks and challenges that may impact our business, including subjecting us to significant competitive, legal, regulatory, operational and other risks. There is no guarantee that use of artificial intelligence will enhance our technologies, benefit our business operations, or produce products and services that are preferred by our partners and customers. Additionally, artificial intelligence algorithms or training methodologies may be flawed, and datasets may contain irrelevant, insufficient, biased or proprietary information, including the intellectual property of others, which can result in output errors and inadvertent infringement of others’ intellectual property rights, and may give rise to legal liability and materially harm our business. Our competitors may also be more successful in their artificial intelligence strategy and develop competitive products with the aid of artificial intelligence technology. As a result, any issues in the development and use of artificial intelligence by us or our suppliers, partners and competitors, combined with an uncertain regulatory environment, may result in reputational harm, liability, or other adverse consequences to our business operations.

Evolving scrutiny and changing expectations from global regulators and our stakeholders regarding our environmental, social and governance (ESG) practices and value proposition could adversely affect our business, brand and reputation.

There is evolving focus, including from global regulators and stakeholders such as our investors, customers and partners, on ESG matters, including climate change, environmental stewardship, diversity and inclusion, and sustainability strategy. In particular, increasing public awareness and concern over climate change may result in new or increased legal and regulatory requirements to reduce or mitigate the effects of climate change on the environment. Increased costs of energy or compliance with emissions standards due to increased legal or regulatory requirements may cause disruptions in or increased costs associated with our development and manufacturing operations. Agreements with customers and partners, such as the PowerCo Collaboration Agreement, include and may include obligations related to sustainability targets. There can be no certainty that we will manage such matters successfully, or that we will successfully meet stakeholders’ expectations as to our proper role with respect to ESG matters. Any failure or perceived failure to timely manage, respond, or meet ESG related contractual, legal or regulatory requirements, expectations or targets, including with respect to reducing our or our partners’ impact on the environment, or addressing climate change related impacts or other sustainability concerns, could subject us to significant costs and liabilities and adversely affect our business and reputation.

From time to time, we are involved in litigation, regulatory actions or government investigations and inquiries, which could have an adverse impact on our profitability and consolidated financial position.

We are involved in a variety of litigation, other claims, suits, regulatory actions or government investigations and inquiries and commercial or contractual disputes that, from time to time, are significant. See Note 7, Commitments and Contingencies, to the consolidated financial statements included elsewhere in this Report for a description of certain litigation matters that we are involved in.

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

We may become subject to product liability claims, which could harm our financial condition liquidity and reputation if we are not able to successfully defend or insure against such claims.

We may become subject to product liability claims, even those without merit, which could harm our business, prospects, reputation, operating results, and financial condition. We face inherent risk of exposure to claims in the event our batteries do not perform as expected, fail to meet relevant safety standards or requirements, or malfunction resulting in personal injury or death. Our risks in this area are particularly pronounced given our batteries have not yet been commercially tested or mass produced. A successful product liability claim against us could require us to pay a substantial monetary award. Moreover, a product liability claim could generate substantial negative publicity about our batteries and business and inhibit or prevent commercialization of other future battery candidates, which would have a material adverse effect on our brand, business, prospects and operating results. Any insurance coverage might not be sufficient to cover all potential product liability claims. Any lawsuit seeking significant monetary damages either in excess of our coverage, or outside of our coverage, may have a material adverse effect on our reputation, business and financial condition. We may not be able to secure additional product liability insurance coverage on commercially acceptable terms or at reasonable costs when needed, particularly if we do face liability for our products and are forced to make a claim under our policy.

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

Our operations could be adversely impacted by inflation, primarily due to higher material, labor, and construction costs. To date, we do not believe that inflation has had a material impact on our results of operations, capital resources or liquidity; however, we have experienced increases in prices of raw materials, components and labor costs. Our future mitigation strategies may include considering alternative vendors, vertically integrating certain aspects of our supply chain and redesigning our product or production process. It is difficult to determine what impact inflationary pressures will have on our long-term growth strategies, as there is uncertainty regarding how long higher levels of inflation may persist, and to what level these increased costs will affect commercialization of our product. If we are not able to fully offset higher costs through price increases or other corrective measures, this may adversely affect our business, financial condition and results of operations.

Our management has limited experience in operating a public company.

Some of our executive officers have limited experience in the management of a publicly traded company. As a public company, we are subject to significant regulatory oversight and reporting obligations under federal securities laws, and certain executives’ limited experience in dealing with the increasingly complex laws pertaining to public companies could be a significant disadvantage in that it is likely that an increasing amount of their time may be devoted to these activities which will result in less time being devoted to the management and growth of our Company. Additionally, we may not have adequate personnel with the appropriate level of knowledge, experience, and training in the accounting policies, practices or internal controls over financial reporting required of public companies in the United States.

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

Our Regulatory Risks

Global trade issues and changes in and uncertainties with respect to trade policies and export regulations, including import and export license requirements, trade sanctions or restrictions, tariffs and international trade disputes, could substantially harm our business and operating results.

Our batteries, and the sale of EVs and motor vehicles in general, are subject to substantial regulation under international, federal, state and local laws, including export control laws. We expect to incur significant costs in complying with these regulations. Regulations related to the battery and EV industry and alternative energy are currently evolving and we face risks associated with changes to these regulations as well as potential for heightened regulatory scrutiny. For example, laws and regulations may be passed that make manufacturers financially responsible for the collection, treatment, recycling and disposal of certain products, including batteries for EVs. The costs of complying with such requirements, as they now exist or as may be introduced in the future, and the associated administrative burden could adversely affect our financial condition and results of operations, particularly if we are unable to pass on such costs to our customers. The costs of complying with such requirements, as they now exist or as may be introduced in the future, and the associated administrative burden could adversely affect our financial condition and results of operations, particularly if we are unable to pass on such costs to our customers.

Internationally, there may be laws and regulations in the United States or in jurisdictions we have not yet entered or laws we are unaware of in jurisdictions we have entered that may restrict our sales or other business practices. The laws in this area can be complex, difficult to interpret and may change over time. Continued regulatory limitations and other obstacles that may interfere with our ability to engage with partners or commercialize our products can negatively impact demand for our future product, increase our supply chain complexity and manufacturing costs, reduce the competitiveness of our products, or restrict our ability to sell products or raise capital, any or all of which could have a negative and material impact on our business, prospects, financial condition and results of operations.

In addition, the complex relationships among the United States and the countries in which we may conduct business, pose inherent risk that political, diplomatic, and national security factors can lead to global trade restrictions and changes in trade policies and export regulations that affect the EV industry. As geopolitical conflicts, such as wars in Ukraine and in the Middle East and the U.S.-China trade tensions continue, or possibly escalate, this may lead to further disruption, instability and volatility in global markets and industries that could negatively impact our operations and our supply chain. The U.S. government and other governments have already imposed severe sanctions and export controls against Russia and Belarus, as well as entities in China and other countries that are supporting Russia’s invasion of Ukraine, and may yet impose additional sanctions and controls. The impact of these measures, as well as potential responses to them by Russia, China, and other countries, is currently unknown and they could adversely affect the global economy, our business, supply chain, partners or customers.

The U.S. government has and may continue to make significant changes in U.S. trade policy, including further expanding its controls on exports and imposing new tariffs on imports from various countries, which could negatively impact U.S. trade and result in the adoption of tariffs by other countries as well, leading to a global trade war. More specifically, the U.S. government has from time to time imposed significant tariffs on and prohibited imports of products from China. In retaliation, China has implemented additional tariffs on a wide range of American products, imposed controls on exports of rare earth minerals to the United States and may impose additional tariffs and controls on inputs used by the EV industry. Such tariffs and prohibitions, if expanded to other categories, could have a significant impact on our business, adversely affect supply chains, and may impact our ability to access materials or production equipment in a timely manner, including around the importation of parts of our batteries and certain production equipment that is manufactured in, or with inputs from, China. If we attempt to renegotiate prices with suppliers or diversify our supply chain in response to tariffs, such efforts may not yield immediate results or may be ineffective. We might also consider increasing prices to our customers once we commence sales of our products; however, this could reduce the competitiveness of our products and adversely affect net sales.

We cannot predict what actions may ultimately be taken with respect to tariffs or trade relations between the U.S. and other countries, what products may be subject to such actions, or what actions may be taken by the other countries in retaliation. If we fail to manage these dynamics successfully, gross margins and profitability could be adversely affected. As of the date of this report, tariffs have not had a material impact on our business, but should there be further disruption, instability and volatility in global markets and industries resulting from the dynamics of geopolitical relations between the U.S. and China, or the U.S. and other countries, our business could be materially and adversely affected, including due to volatility of prices and lead times of equipment and materials sourced from or with a supply chain passing through China.

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

To the extent regulations change, we may not be in compliance with applicable international, federal, state or local regulations, which would have an adverse effect on our business. Compliance with changing regulations could be burdensome, time consuming, and expensive. To the extent compliance with new regulations is cost prohibitive, our business, prospects, financial condition and operating results would be adversely affected.

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

We utilize new manufacturing equipment, techniques and processes, including specialized automated manufacturing equipment within our separator, cathode, and cell assembly process areas. These equipment and processes pose hazards typical to manufacturing such as but not limited to hazardous materials, moving parts, and high voltage and/or high current electrical systems typical of large manufacturing equipment and related safety incidents. Although we conduct equipment and process reviews before use, we may not be able to prevent the occurrence of safety incidents that damage machinery or our products, slow or stop production, or harm employees. Consequences to such safety incidents may include litigation, regulation, fines, increased insurance premiums, personal injury to or death of our employees, mandates to temporarily halt production, workers’ compensation claims, damage to our facilities, or other actions that impact our company brand, finances, or ability to operate.

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

The trading price of our Class A Common Stock has been and may in the future continue to be subject to extreme volatility. For example, from November 27, 2020, the date our Class A Common Stock began trading on the NYSE, through December 31, 2024, our Class A Common Stock has experienced an intra-day trading high of $132.73 per share and an intra-day trading low of $4.65 per share. At certain times during such period, the daily fluctuations in the trading price of our Class A Common Stock were substantially greater than 10%. We cannot predict the magnitude of future fluctuations in the trading price of our Class A Common Stock. The trading price of our Class A Common Stock may be affected by a number of factors, including events described in the risk factors set forth in this Report and in our other reports filed with the SEC from time to time, as well as our operating results, financial condition and other events or factors. Any of the factors listed below could have a material adverse effect on your investment in our securities. Factors affecting the trading price of our securities may include:

•
announcements by us or our competitors regarding technical developments and levels of performance achieved by our or their battery technologies;
•
announcements by us regarding the timing of our production objectives, including regarding our pilot line and our QSE-5 product;
•
announcements by us or Volkswagen regarding developments in our relationship with Volkswagen, or changes in Volkswagen’s investment in us;
•
misinformation or negative information available in public media published or disseminated by third parties and not otherwise attributable to official statements made by us;
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
•
changes in financial estimates and recommendations by securities analysts concerning us or the battery industry in general;
•
operating and share price performance of other companies that investors deem comparable to us;
•
disputes or other developments related to proprietary rights, including patents, litigation matters and our ability to obtain and assert intellectual property protection for our technologies;
•
changes in laws and regulations affecting our business;
•
our ability to meet compliance requirements;
•
commencement of, resolution of, or involvement in, litigation involving us;
•
contests, actions or requests by activist stockholders seeking to effect change in our strategic operations;
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

Broad market and industry factors may materially harm the market price of our securities irrespective of our operating performance. The stock market has experienced price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of the particular companies affected. The trading prices and valuations of securities may not be predictable. A loss of investor confidence in the market or the securities of other companies which investors perceive to be similar to us could depress the market price of our securities regardless of our business, prospects, financial conditions or results of operations. A decline in the market price of our securities also could adversely affect our ability to issue additional securities and our ability to obtain additional financing in the future.

Following certain periods of volatility in the market price of our securities, we may become the subject of securities litigation. We have experienced and may in the future experience additional litigation following periods of volatility. This type of litigation may result in substantial costs and a diversion of management’s attention and resources.

Sales of substantial amounts of our Class A Common Stock in the capital markets by us or our stockholders could result in additional dilution of the percentage ownership of our stockholders and could reduce the price of our Class A Common Stock.

Sales of a substantial number of shares of our Class A Common Stock in the capital markets could result in additional dilution of the percentage ownership of our stockholders, and the perception that such sales could occur could adversely affect the market price of our Class A Common Stock, which may make it more difficult for you to sell your Class A Common Stock at a time and price that you deem appropriate.

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

We completed underwritten public offerings in March 2021 and August 2023 and made sales pursuant to the ATM offering during the year ended December 31, 2024. All shares sold pursuant to such offerings are freely tradable without restrictions or further registration under the Securities Act, except for any shares sold to or purchased by any of our “affiliates” as defined in Rule 144 under the Securities Act. We may in the future offer for sale additional shares of our Class A Common Stock or other securities convertible into or exchangeable for our Class A Common Stock. For example, we may use the ATM offering or conduct other capital raises in the future, any of which may be dilutive to existing stockholders. We cannot assure you that we will be able to sell shares or other securities in any other offering at a price per share that is equal to or greater than the price per share paid by you for your existing shares, and investors purchasing shares or other securities in future offerings could have rights superior to existing stockholders. A significant portion of our total outstanding shares are eligible to be sold into the market, which could cause the market price of our Class A Common Stock to drop significantly, even if our business is doing well.

Developing solid-state batteries is capital-intensive, and we may not be able to raise additional capital on attractive terms, if at all. If we cannot raise additional capital when needed, our operations and prospects could be materially and adversely affected.

The development, design, manufacture and license or sale of batteries is a capital-intensive business, which to date we have financed through joint venture arrangements, other third-party financings and issuance of additional equity. As a result of the nature of our business, we can be expected to continue to sustain substantial operating expenses without generating sufficient revenues to cover expenditures. Over time, we expect that we will need to raise additional funds, including through entry into new collaboration, license or joint venture arrangements, through the issuance of equity, equity-related or debt securities or through obtaining credit from financial institutions to fund, together with our principal sources of liquidity, ongoing costs such as research and development relating to our batteries, the construction and scale up of our pilot line, any significant unplanned or accelerated expenses, and new strategic investments. We cannot be certain that additional capital will be available on attractive terms, if at all, when needed, which could materially and adversely affect our financial condition, results of operations, business and prospects.

Any failure by our management to use the proceeds effectively from our completed public offerings or any future offerings of equity or debt instruments, whether from the ATM or other sources of liquidity, such as the royalty fee under the PowerCo IP License Agreement, if entered into, could harm our business, and we may invest such proceeds in a manner that does not produce income or that loses value, which may negatively impact the market price of our Class A Common Stock.

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

All stock-based awards are required to be recognized based on their estimated grant date fair values. The amount recognized could vary depending on a number of assumptions or changes that may occur. We have granted stock-based awards to certain members of our management team pursuant to the EPA Program. EPA Program awards have a vesting schedule based on the attainment of both performance (e.g., business milestones) and market conditions (e.g., stock price target).

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

Concentration of ownership among a few stockholders and our executive officers, directors and their affiliates and the dual class structure of our Common Stock may prevent other stockholders from influencing significant corporate decisions, including the outcome of important transactions, including a change in control.

As of December 31, 2024, our executive officers, directors and their affiliates as a group and each of our stockholders who own 10% or more of our outstanding Class A Common Stock or our Class B Common Stock (together, the “Common Stock”), in the aggregate, beneficially own approximately 21.5% of our Class A Common Stock and 93.6% of our Class B Common Stock outstanding, representing approximately 59.2% of the vote. As a result, these stockholders, including Volkswagen, will be able to exercise a significant level of control over all matters requiring stockholder approval, including the election of directors, any amendment of our Amended and Restated Certificate of Incorporation (the “Certificate of Incorporation”) and approval of significant corporate transactions. In addition, Volkswagen holds the right to designate two directors to our Board. Currently, Dr. Günther Mendl, Head of the Center of Excellence Battery at Volkswagen AG, and Sebastian Schebera, Head of Strategic Partnerships at Volkswagen AG, are members of our Board. This control could have the effect of delaying or preventing a change of control or changes in our management and will make the approval of certain transactions difficult or impossible without the support of these stockholders and of their votes. Shares of Class B Common Stock have 10 votes per share, while shares of Class A Common Stock have one vote per share. As of December 31, 2024, the holders of the Class B Common Stock (excluding the voting power of any shares of Class A Common Stock beneficially owned by such holders) control approximately 52.2% of the voting power of our capital stock and therefore collectively control matters submitted to our stockholders for approval, including the election of directors, amendments of our organizational documents and any merger, consolidation, sale of all or substantially all of our assets or other major corporate transactions. Even though these holders are not party to any agreement that requires them to vote together, they may have interests that differ from yours and may vote in a way with which you disagree, and which may be adverse to your interests. This concentrated control may have the effect of delaying, preventing or deterring a change in control of us, could deprive our stockholders of an opportunity to receive a premium for their capital stock as part of a sale of us, and might ultimately affect the market price of shares of our Class A Common Stock.

Our dual class structure may depress the trading price of the Class A Common Stock.

We cannot predict whether our dual class structure will result in a lower or more volatile market price of the Class A Common Stock, in adverse publicity, or in other adverse consequences. For example, certain index providers have in the past imposed, and may again in the future impose, restrictions on including companies with multiple-class share structures in certain of their indexes. In addition, several stockholder advisory firms oppose the use of multiple class structures. As a result, the dual class structure of our Common Stock may cause stockholder advisory firms to publish negative commentary about our corporate governance practices or otherwise seek to cause us to change our capital structure. Any such exclusion from indices or any actions or publications by stockholder advisory firms critical of our corporate governance practices or capital structure could adversely affect the value and trading market of the Class A Common Stock.

Anti-takeover provisions in our Certificate of Incorporation or Bylaws and under Delaware law could make an acquisition of us more difficult, limit attempts by our stockholders to replace or remove our management and limit the market price of our Class A Common Stock.

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

Our success depends on our ability to attract and retain our executive officers, key employees and other qualified personnel. Achieving this objective may be difficult due to many factors, including fluctuations in global economic and industry conditions, management or organizational changes, the availability of qualified employees, evolving immigration and export control policies and restrictions, the attractiveness of our compensation and benefit programs, our career growth and development opportunities, and our employment policies. Specifically, as we build our brand and become more well known, there is increased risk that competitors or other companies will seek to hire our personnel. None of our employees are bound by a non-competition agreement. The failure to attract, integrate, train, motivate and retain these personnel could seriously disrupt our operations and harm our business and prospects. Further, any future reduction in force may yield unintended consequences, such as making future retention and recruiting of qualified personnel more difficult, attrition beyond our planned reduction in workforce, decline in employee productivity and reduced employee morale, which may cause our remaining employees to seek alternative employment.

In addition, we are highly dependent on the services of our senior technical and management personnel, who would be difficult to replace. Any changes in our management team, including if any senior management or key technical personnel were to depart, could negatively impact our prospects, trigger further departures and limit our ability to operate and grow our business.

Our facilities or operations could be damaged or adversely affected by natural disasters and other catastrophic events outside of our control.

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

In recent years, the United States and global economies suffered dramatic downturns as a result of the COVID-19 pandemic, a deterioration in the credit markets and related financial crisis as well as a variety of other factors including, among other things, extreme volatility in security prices, severely diminished liquidity and credit availability, ratings downgrades of certain investments and declining valuations of others, and volatility in the capital and credit markets and uncertainty with respect to the health of the U.S. banking system. The United States and certain foreign governments have taken unprecedented actions in an attempt to address and rectify these extreme market and economic conditions by providing liquidity and stability to the financial markets. If in future crises governments refuse to take such actions or if the actions taken by these governments are not successful, and/or if the uncertainty in the macroeconomic environment, including elevated inflation concerns, elevated interest rates, tighter credit, currency fluctuations, or concerns or speculation about similar banking disruption events or risks, continues, the resulting adverse economic conditions could lead to market-wide liquidity problems and other disruptions, which may negatively impact the demand for our solid-state battery cells and may negatively impact our liquidity and ability to raise capital, if needed, on a timely basis and on acceptable terms or at all.

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

In addition, the Inflation Reduction Act of 2022 (the “IRA”) includes numerous incentives and tax credits aimed at reducing the effects of climate change, such as the extension and expansion of EV charging infrastructure tax credits under Section 30C of the Internal Revenue Code of 1986 (the “Code”), the expansion of tax credits for EVs under Section 30D of the Code, the expansion of advanced manufacturing tax credits under Section 48C of the Code, and enactment of advanced manufacturing production credits for eligible component production in the United States under Section 45X of the Code. Such tax credits may potentially benefit incumbents more than new entrants, and consequently have adverse competitive effects for new entrants. However, the full impact of the IRA cannot be known, and many of the IRA’s provisions are not self-executing and require further guidance from the Internal Revenue Service (the “IRS”) and Treasury Department (the “Treasury”), which we expect to be issued in the coming months and years. On May 6, 2024, the Treasury and the IRS, in conjunction with the Department of Energy, released final regulations that contain guidance regarding the “battery component” and “critical mineral” sourcing requirements that must be met to be eligible to claim the Section 30D credit, including that at least 50% (for EVs placed in service in 2024) of the value of certain critical minerals in an EV’s battery are extracted and processed in the U.S. or a trade partner country, increasing by 10% per year through 2027 to 80% for EVs placed in service in 2027 and later years, and at least 60% of the value of the battery components in an EV’s battery are manufactured or assembled in North America, increasing by 10% per year through 2027 and to 100% for EVs placed in service in 2028 and later years. The final regulations also provide that an EV is not eligible for the Section 30D credit if any of its battery components or applicable critical minerals are supplied by a “foreign entity of concern,” such as Russia or China, regardless of its overall value percentage.

These incentives may expire on a particular date, end when the allocated funding is exhausted, or be reduced or terminated as a matter of regulatory or legislative policy. Any other reduction in rebates, tax credits or other financial incentives could materially reduce the demand for EVs, which could adversely impact the battery demand for EVs, or materially reduce the amount of incentives available for the manufacture of our products and have an adverse impact on our business. While certain tax credits and other incentives for EVs have been available in the past, there is no guarantee these programs will be available in the future. The impact of future changes to U.S. and foreign tax law on our business is uncertain and could be adverse, and we will continue to monitor and assess the impact of any such changes.

Our ability to use our deferred tax assets to offset future taxable income is subject to certain limitations, which may have a material impact on our business, financial condition or results of operations.

In general, under Section 382 of the Code, a corporation that undergoes an “ownership change” is subject to limitations on its ability to use its pre-change net operating loss carryforwards (“NOLs”) to offset future taxable income. An “ownership change” is generally defined as a greater than 50 percentage point change (by value) in a corporation’s equity ownership by certain stockholders over a three-year period. Similar provisions of state tax law may also apply to limit our use of accumulated state tax attributes. As a result, even if we earn net taxable income in the future, our ability to use our pre-change NOLs and other tax attributes to offset such future taxable income or tax liability may be subject to limitations, which could potentially result in increased future income tax liability to us. We have determined that we have experienced ownership changes in the past. However, we do not believe that these ownership changes will result in limitation on the use of our NOL or other tax attributes. Future changes in our stock ownership, which may be outside of our control, may trigger additional ownership changes, which may further limit our ability to use our NOLs and other tax attributes.

There is also a risk that changes in law or regulatory changes, including suspensions on the use of net operating losses or tax credits, possibly with retroactive effect, may result in our existing net operating losses or tax credits expiring or otherwise being unavailable to offset future income tax liabilities. Limitations may also apply under state law. For example, recently enacted California legislation limits the use of state NOLs for tax years beginning on or after January 1, 2024 and before January 1, 2027.

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

Our Class A Common Stock is listed on the NYSE under the symbol “QS”. If we were to fail to meet the requirements and standards of the NYSE and if the NYSE were to consequently delist our Class A Common Stock from trading on its exchange and we are not able to list such securities on another national securities exchange, we expect such securities could be quoted on an over-the-counter market. If this were to occur, we and our stockholders could face significant material adverse consequences including:

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

As a public company, we incur significant legal, accounting, administrative and other costs and expenses associated with being subject to the reporting requirements of the Exchange Act, corporate governance requirements and listing standards. In addition, the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), including the requirements of Section 404, as well as rules and regulations subsequently implemented by the SEC, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 and any rules and regulations promulgated and to be promulgated thereunder, the PCAOB and the securities exchanges, impose additional reporting and other obligations on public companies. Meeting the standards and controls required of a public company in the United States requires significant ongoing costs. It is possible that we will be required to further expand our employee base and hire additional employees to support our operations, particularly as such standards and controls continue to change over time, which will increase our operating costs in future periods.

Compliance with evolving public company requirements may continue to increase costs and make certain activities more time-consuming. For example, we have created new Board committees and adopted new internal controls and disclosure controls and procedures. In addition, expenses associated with SEC reporting requirements already have been and will continue to be incurred. Furthermore, if any issues in complying with those requirements are identified, such as a material weakness in our internal controls that requires a restatement of previously issued consolidated financial statements, we could incur additional costs rectifying those or new issues, and the existence of these issues could adversely affect our reputation or investor perceptions of it. The cost of director and officer liability insurance is significant and risks associated with our status as a public company may make it more difficult to attract and retain qualified persons to serve on our Board or as executive officers. The reporting and other obligations imposed by these rules and regulations have resulted in and may continue to result in significant accounting, administrative, financial compliance and legal costs. These costs have required and may continue to require us to divert a significant amount of money that could otherwise be used to expand the business and achieve strategic objectives. Advocacy efforts by stockholders and third parties have prompted and in the future may also prompt additional changes in governance and reporting requirements, which could further increase costs.

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

Pursuant to the Sarbanes-Oxley Act and the rules and regulations promulgated by the SEC, we are required to furnish in this Report a report by our management regarding the effectiveness of our internal control over financial reporting. The report includes, among other things, an assessment of the effectiveness of our internal control over financial reporting as of the end of our fiscal year, including a statement as to whether or not our internal control over financial reporting is effective. This assessment must include disclosure of any material weaknesses in our internal control over financial reporting identified by management. While we believe our internal control over financial reporting is currently effective, we have previously identified and had to remediate a material weakness and the effectiveness of our internal controls in future periods is subject to the risk that our controls may become inadequate because of changes in conditions. Establishing, testing and maintaining an effective system of internal control over financial reporting requires significant resources and time commitments on the part of our management and our finance staff, may require additional staffing and infrastructure investments and would increase our costs of doing business.

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

The trading market for our securities will be influenced by the research and reports that industry or securities analysts may publish about us, our business, market or competitors. If any of the analysts who cover us change their recommendation regarding our shares of Class A Common Stock adversely, or provide more favorable relative recommendations about our competitors, the price of our shares of Class A Common Stock would likely decline. If any analyst who covers us were to cease our coverage of us or fails to regularly publish reports on us, we could lose visibility in the financial markets, which in turn could cause the price or trading volume of our Class A Common Stock to decline.

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

We devote significant resources and have designated senior management to manage the cybersecurity and information security risk assessment and mitigation process. We have established an internal security committee that includes members of our information security/technology, internal audit/compliance, finance and accounting, people operations, and legal teams, to instill a thoughtful security culture across our Company. Our employees and contractors are made aware of our cybersecurity policies through mandatory trainings during onboarding and on an annual basis. We also engage and consult with third parties in connection with our risk assessment processes, including advisors, consultants and auditors. These service providers assist us to design and implement our cybersecurity policies and procedures, as well as to monitor and test our safeguards.

The Company deploys multiple tools and processes to monitor the prevention, detection, mitigation, and remediation of cybersecurity incidents, both internal and associated with the use of any third-party service provider.

We have not experienced a material security breach in our systems, and, to our knowledge, there have not been any material compromises of our confidential information in our third-parties’ systems, nor have we incurred any significant expenses or penalties to resolve or settle any security breach in the past three years. For additional information regarding whether any risks from cybersecurity threats are reasonably likely to materially affect our Company, including our business strategy, results of operations, or financial condition, please refer to Item 1A, “Risk Factors – Our Business Risks – Our ability to manage our business is highly dependent on IT systems and our website, systems, and data we maintain may be subject to intentional or inadvertent disruption, security incidents, or alleged violations of laws, regulations, or other obligations relating to data handling that could adversely impact our reputation and future sales,” in this Annual Report on Form 10-K.

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

Our information security team has many years of experience implementing cybersecurity at technology and research and development companies, and together with our internal information security committee, is primarily responsible for assessing and managing our material risks from cybersecurity threats.

Our head of information security periodically provides briefings to our internal security committee and to the audit committee and board of directors on an annual basis regarding our Company’s cybersecurity risks and activities, including, as applicable, any recent cybersecurity incidents and related responses and remediation efforts, cybersecurity systems testing, activities of third parties, policies and the like. We have internal guidelines governing our identification, assessment, communication, and escalation upon the occurrence of a cybersecurity incident. Depending on the nature and severity of an incident, this process provides for escalating notification to a special executive security committee and the chair of the audit committee, among others as needed, to manage the Company’s response.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our Class A Common Stock is listed on NYSE under the symbol “QS”. Our Class B Common Stock is neither listed nor traded.

Holders

As of February 19, 2025, there were approximately 56 holders of record of our shares of Class A Common Stock and approximately 5 holders of record of our shares of Class B Common Stock. The actual number of stockholders of our common stock is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares of common stock are held in street name by banks, brokers and other nominees.

Dividends

We have never declared or paid cash dividends on our common stock. We currently do not anticipate declaring any cash dividends to holders of our common stock in the foreseeable future.

Recent Sales of Unregistered Equity Securities

None.

Issuer Purchases of Equity Securities

None.

Performance Graph

The following chart compares the changes in cumulative total return on our Class A Common Stock with the changes in cumulative total returns on the NYSE Composite Index, the total returns on Russell 1000 Index, and the total returns on PBW - Invesco WilderHill Clean Energy ETF for the period from November 27, 2020 (the first date our Class A Common Stock began trading on the NYSE) through December 31, 2024. The chart assumes $100 was invested in each of the Company's common stock, the NYSE Composite Index, the Russell 1000 Index and PBW - Invesco WilderHill Clean Energy ETF on November 27, 2020. The comparisons in this chart are required by the SEC and are not intended to forecast or be indicative of the possible future performance of our common stock.

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

We are a development-stage company with no revenue to date, have incurred a net loss from operations of approximately $525.2 million for the year ended December 31, 2024, and an accumulated deficit of approximately $3.4 billion from our inception through December 31, 2024. We expect to incur significant expenses and continuing losses for the foreseeable future.

Key Trends, Opportunities and Uncertainties

We are a pre-revenue company. We believe that our performance and future success depend on several factors that present significant opportunities for us but also pose significant risks and challenges, including those discussed below and in the section titled “Risk Factors” appearing elsewhere in this Report.

Product Development

We have demonstrated capabilities of our solid-state separator and battery technology in single-layer and multilayer cell cycling data, and in 2022, shipped our first A0 prototype battery cells to multiple OEMs for testing. Following that shipment, we continued focusing our research and development on subsequent generations of prototype samples incorporating advances in cell functionality, process and reliability, as well as bringing online our pilot line in San Jose, California. In 2023, we announced our first targeted commercial product, the QSE-5, a cell with a capacity of approximately 5 amp-hours as further described under the “Research and Development” section in Item 1 above. In 2024, we began producing low volumes of our first B-sample cells, and we began shipping these cells for automotive customer testing. These are B-samples of QuantumScape’s first product, QSE-5, with an energy density of over 800 Wh/L and <15 minute 10% to 80% fast-charging capability.

Our team of scientists, engineers, technicians, and other staff is highly motivated and committed to solving these challenges ahead. However, any delays in the completion of these tasks will require additional cash use and delay market entry.

Process Development

Our architecture depends on our proprietary solid-state ceramic separator. Though our separator’s design is unique, our early-generation process relied on established or similar high-volume production processes already deployed in other industries. We are developing subsequent, proprietary higher-volume separator manufacturing processes that seek to further reduce cost, increase throughput, and improve quality.

Our separator is being designed to enable our ‘anode-free’ architecture. As manufactured, our solid-state battery cell has no anode; the lithium-metal anode is formed during the first charge of the cell. The lithium that forms the anode comes from the cathode material we purchase. Eliminating the anode bill of materials and associated manufacturing costs found in conventional lithium-ion cells could result in a meaningful cost of goods sold (COGS) advantage once sufficient scale and process maturity are achieved. In addition, our solid-state battery cell is being designed to reduce the time and capital-intensity of the formation and aging process step as compared to conventional lithium-ion manufacturing.

We are focused on the throughput and capability of our pilot line in San Jose, California. As part of the continued expansion of our throughput we are automating our manufacturing process and purchasing larger-scale battery-cell manufacturing equipment. We will need to substantially improve our battery cell manufacturing processes to increase throughput required for higher numbers of battery cells and to achieve the cost, performance and volume levels required for commercial shipments.

Our pilot line is intended to serve four purposes. First, to provide a sufficient quantity of separator and cells for internal development and customer sampling. Second, to provide the basis for continued manufacturing process development and to help inform equipment selection and specifications for future manufacturing activities by us or our partners. Third, we target the initial production of QSE-5 cells at the pilot line. Fourth, to support collaboration and future technology transfer activities as part of the collaboration and licensing arrangements with PowerCo as well as potential future commercial arrangements. Delays in the successful buildout of our pilot line may impact both our development and future scale-up timelines.

We will need to achieve significant cost savings in battery design and manufacturing, in addition to the cost savings associated with the elimination of an anode from our solid-state battery cells as manufactured, while controlling costs associated with the manufacture of our separator, including achieving substantial improvements in quality, consistency, reliability, throughput and safety required to hit commercial targets. Further, we will need to capture industry cost savings in the materials, components, equipment, facilities design, and processes that we share, notably in the cathode and cell design.

Commercialization and Market Focus

The automotive qualification process generally includes several major delivery milestones of A, B and C samples. Each major sampling stage may consist of several generations of increasingly mature prototypes. The timelines for each stage involve uncertainty and will be influenced by a number of factors, including product and process development risks; the specification, ordering, and qualification of production equipment; other supply chain dynamics; and OEM validation timeframes.

We have demonstrated capabilities of our solid-state separator and battery technology in single-layer and multilayer solid-state cells in commercially relevant areas (ranging from approximately 60x75mm to 70x85mm). We will work to continue improving quality, consistency, reliability, throughput, and safety and optimize all components of the cell. We will continue to work to further develop and validate the volume manufacturing processes to enable higher volume manufacturing and minimize manufacturing costs. Finally, we intend for the building out of our pilot line to serve as the basis for continued manufacturing process development for the subsequent scale up of the manufacturing capabilities of our battery cells.

On July 5, 2024, we entered into the PowerCo Collaboration Agreement with the goal of industrializing the solid-state lithium-metal battery technology we intend to use in our first planned product—the QSE-5 Technology. PowerCo was formed by Volkswagen in 2022 as a company intended to consolidate Volkswagen’s activities in the development and production of battery cells. In connection with the PowerCo Collaboration Agreement and subject to the completion of certain milestones, we and PowerCo intend to enter into the PowerCo IP License Agreement under which we will grant PowerCo a non-exclusive, limited, royalty-bearing license to use the QSE-5 Technology for the purpose of manufacturing and selling batteries primarily for automotive applications, and PowerCo will pre-pay an initial royalty fee of $130 million, against which any future royalties due will be credited. The initial royalty is subject to a time-based diminishing clawback if the PowerCo IP License Agreement is terminated early by PowerCo under certain conditions. The PowerCo Collaboration Agreement supersedes the JVA, which was terminated concurrently. As compared to a joint venture arrangement of similar output volumes, we expect the licensing arrangement to result in less revenue, as well as lower costs and capital requirements.

While we signed an agreement with PowerCo with the goal of commercializing our battery technology, we intend to continue working closely with automotive OEMs to make our solid-state battery cells widely available over time. In addition, we have signed customer sampling agreements with a number of OEMs, ranging from leading manufacturers by global revenue to premium performance and luxury carmakers, to collaborate with us in the testing and validating of our solid-state battery cells with the goal to include such cells into pre-production prototype vehicles and ultimately into serial production vehicles. We are currently focused on automotive EV applications, which have among the most stringent sets of requirements for batteries. Meanwhile, our solid-state battery technology has applicability in other large and growing markets including stationary storage and consumer electronics such as smartphones and wearables and we intend to explore opportunities in those areas as appropriate.

We believe that our technology enables a variety of business models and presents opportunities with a variety of potential customers, such as automotive OEMs, end-users, and licensees, as applicable. In addition to the collaboration with PowerCo, which contemplates a licensing arrangement, we may operate solely-owned manufacturing facilities, license technology to other manufacturers, or enter into joint venture arrangements, among other approaches. We intend to continue to invest in research and development to improve battery cell performance, improve manufacturing processes, and reduce cost.

Access to Capital

Based on our current business plan, we believe that our cash resources will last into the second half of 2028. In July 2022, we filed a shelf registration statement on Form S-3 with the SEC (File No. 333-266419) (the “Form S-3”), which the SEC declared effective in August 2022, for the offer and sale of Class A Common Stock, preferred stock, depositary shares, debt securities, warrants, subscription rights, purchase contracts and units in one or more offerings and in any combination for an aggregate offering price of up to $1 billion. In February 2023, we filed a prospectus supplement to the Form S-3 for the issuance and sale of our Class A Common Stock from time to time for an aggregate offering price of up to $400 million (the “ATM offering”). During the year ended December 31, 2024, 24.9 million shares of our Class A Common Stock were sold pursuant to the ATM offering for aggregate proceeds of approximately $128.5 million, net of issuance costs paid including the commission fees to the sales agents of approximately $2.0 million. In August 2023, we completed an underwritten public offering of 37.5 million shares of our Class A Common Stock for an aggregate purchase price of $288.2 million, net of issuance costs of $11.8 million (the “August 2023 Public Offering”).

Changes to our technology development, operating costs and scale-up, including our ability to meet the milestones to enable the entry into the PowerCo IP License Agreement and related receipt of the initial royalty fee from PowerCo, could materially impact us and the availability of our capital resources. We may also need additional cash resources due to changed business conditions or other developments, including unanticipated delays in negotiations with automotive OEMs and tier-one automotive suppliers or other suppliers, supply chain challenges, competitive pressures, inflation, and regulatory developments, among others. To the extent that our current resources are insufficient to satisfy our cash requirements, we may need to seek additional equity or debt financing. If such financing is not available, or if the financing terms are onerous given the high-interest rate environment or less desirable than we expect, we may be forced to decrease our level of investment in product development or scale back our operations, which could have an adverse impact on our business and financial prospects.

Regulatory Landscape

We operate in an industry that is subject to many established environmental regulations, which have generally become more stringent over time, particularly in hazardous waste generation and disposal and pollution control. Regulations in our target markets include economic incentives to purchasers of EVs, tax credits for EV manufacturers, and economic penalties that may apply to a car manufacturer based on its fleet-wide emissions which may indirectly benefit us to the extent that the regulations expand the market size of EVs. While we also expect environmental regulations to provide a tailwind to our growth, it is possible for certain regulations to result in margin pressures. Trade restrictions and tariffs, while historically minimal between the European Union and the United States where most of our production and sales are initially expected, are subject to unknown and unpredictable changes that could impact our ability to meet projected sales or margins. In addition, there are government regulations pertaining to battery safety, transportation of batteries, use of batteries in cars, and factory safety. We will ultimately have to comply with these regulations to sell our batteries into the market. The license and sale of our battery technologies abroad is likely to be subject to more stringent export controls in the future.

Basis of Presentation

We currently conduct our business through one operating segment. As a pre-revenue company with no commercial operations, our activities to date have been limited and were conducted primarily in the United States. Our historical results are reported under United States of America generally accepted accounting principles (“U.S. GAAP”) and in U.S. dollars. Upon commencement of commercial operations, we expect to expand our global operations substantially, including in the United States and the European Union, and as a result we expect our future results to be sensitive to foreign currency transaction and translation risks and other financial risks that are not reflected in our historical financial statements. As a result, we expect that the financial results we report for periods after we begin commercial operations will not be comparable to the financial results included in this Report.

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

Operating Expenses

Research and Development Expense

To date, our research and development expenses have consisted primarily of personnel-related expenses for scientists, experienced engineers and technicians as well as costs associated with the construction and ramp up of our pilot line in San Jose, including the material and supplies to support the product development and process engineering efforts. As we ramp up our engineering operations to complete the development of our solid-state, lithium-metal batteries and required process engineering to meet automotive cost targets, we anticipate that research and development expenses will increase significantly for the foreseeable future as we continue to invest in additional plant and equipment for product development (e.g., multilayer cell stacking, packaging engineering), building prototypes, and testing of battery cells as our team works to meet the full set of automotive product requirements. We also recognize significant non-cash stock-based compensation to employees directly involved in research and development activities. For stock-based compensation awards with performance and market conditions, such as the awards granted under our Extraordinary Performance Award Program (the “EPA Program”) in December 2022 and 2021, and for stock-based compensation awards with performance conditions, such as the restricted stock units with performance conditions (“PSUs”) granted in 2023 and 2024, the non-cash expense recognized is based on a probability assessment of the performance conditions, and as such, research and development expenses may fluctuate in the future as the performance conditions are re-assessed at each reporting period. Further, should the stated market conditions of the EPA Program grants be achieved prior to the expected achievement period, we may accelerate the stock-based compensation expense recognized, which could result in significant fluctuations in research and development expense recognized in the future. For more information on the EPA Program grants and PSUs, see Note 8, Stockholders’ Equity, to our consolidated financial statements included elsewhere in this Report.

As we ramp toward commercialization of our technology, we will begin to incur expenses that are directly associated with such, including allocation of indirect costs from research and development.

General and Administrative Expense

General and administrative expenses consist mainly of personnel-related expenses for our executive, sales and marketing, insurance and other administrative functions as well as outside professional services, including legal, accounting and other advisory services. We are continuing to expand our supporting systems, in anticipation of planning for and supporting the commercialization of our technology and due to the ongoing requirements of being a public company. Accordingly, we expect our general and administrative expenses to increase in the near term and for the foreseeable future. Upon commencement of commercial operations, we also expect general and administrative expenses to include customer and sales support and advertising costs. We also recognize significant non-cash stock-based compensation to executives and certain employees. The non-cash expenses recognized for EPA Program grants and PSUs are based on a probability assessment of the performance conditions, and as such, general and administrative expenses may fluctuate in the future as the performance conditions are re-assessed at each reporting period. Further, should the stated market conditions of the EPA Program awards be achieved prior to the expected achievement period, we may accelerate the stock-based compensation expense recognized, which could result in significant fluctuations in general and administrative expense recognized in the future.

As we ramp toward commercialization of our technology, we will begin to incur expenses that are directly associated with such, including allocation of indirect costs from general and administrative activities.

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

Results of Operations

In this section, we discuss the results of our operations for the year ended December 31, 2024 compared to the year ended December 31, 2023. For a discussion of the year ended December 31, 2023 and the year ended December 31, 2022, please refer to Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2023, which was filed with the SEC on February 28, 2024 and is incorporated herein by reference.

The following table sets forth our historical operating results for the periods indicated (amounts in thousands):

	Year Ended December 31,			2024 vs. 2023		2023 vs. 2022
	2024	2023	2022	$ Change	% Change	$ Change	% Change

Operating expenses:
Research and development	$382,971	$347,945	$297,435	$35,026	10%	$50,510	17%
General and administrative	142,236	131,085	123,183	11,151	9%	7,902	6%
Total operating expenses	525,207	479,030	420,618	46,177	10%	58,412	14%
Loss from operations	(525,207)	(479,030)	(420,618)	(46,177)	10%	(58,412)	14%
Other income (loss):
Interest expense	(2,224)	(2,377)	(2,399)	153	(6)%	22	(1)%
Interest income	46,024	36,488	10,905	9,536	26%	25,583	235%
Other income (loss)	3,465	(160)	216	3,625	(2266)%	(376)	(174)%
Total other income	47,265	33,951	8,722	13,314	39%	25,229	289%
Net loss	(477,942)	(445,079)	(411,896)	(32,863)	7%	(33,183)	8%
Less: Net (loss) income attributable to non-controlling interest	(85)	66	11	(151)	(229)%	55	500%
Net loss attributable to common stockholders	$(477,857)	$(445,145)	$(411,907)	$(32,712)	7%	$(33,238)	8%

Research and Development

The increase in research and development expense in the year ended December 31, 2024 compared to the year ended December 31, 2023 primarily resulted from an increase of $16.2 million in personnel cost to support our battery technology development, an increase of $15.3 million related to depreciation and amortization, an increase of $3.7 million in non-cash stock-based compensation expense primarily due to the net effect of new restricted stock units granted offset by full amortization of awards subsequent to December 31, 2023 and forfeiture of restricted stock units with performance conditions, an increase of $3.5 million in material supplies, and an increase of $3.0 million in facility expenses offset primarily by a decrease of $8.2 million in write-off of property and equipment.

General and Administrative

The increase in general and administrative expenses in the year ended December 31, 2024 compared to the year ended December 31, 2023 primarily resulted from the net $24.5 million litigation settlement for the Securities Class Action Litigation described in Note 7, Commitments and Contingencies, to the consolidated financial statements included elsewhere in this Report, an increase of $10.3 million in charges related to other legal matters, professional fees, outside services and office administration, and an increase of $1.6 million in personnel costs offset by a decrease of $25.3 million in non-cash stock-based compensation expense primarily due to the net effect of forfeiture of EPA awards and restricted stock units with performance conditions offset by new restricted stock units granted subsequent to December 31, 2023.

Other Income (Expense)

Interest Income

The increase in interest income during the year ended December 31, 2024 compared to the year ended December 31, 2023 was mainly due to the increases in the weighted average interest rate and investment.

Other Income (Expense)

Other income for the year ended December 31, 2024 primarily consisted of other miscellaneous income. Other expense for the year ended December 31, 2023 primarily consisted of foreign currency exchange loss.

Liquidity and Capital Resources

As of December 31, 2024 and December 31, 2023, our principal sources of liquidity were our cash and cash equivalents and marketable securities in the amount of approximately $910.8 million and $1.1 billion, respectively. Our cash equivalents are invested in U.S. money market funds, U.S. Treasury bonds and commercial paper. Our marketable securities are invested in U.S. Treasury notes and bonds, commercial paper, and corporate notes and bonds.

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

During the year ended December 31, 2024, we sold 24.9 million shares of our Class A Common Stock pursuant to the ATM offering and received approximately $128.5 million in proceeds, net of issuance costs paid.

We believe that our cash on hand will be sufficient to meet our working capital and capital expenditure requirements for a period of at least twelve months from the date of this Report. Based on our current business plan, we believe that our cash resources will last into the second half of 2028, in part due to our transition from the JVA arrangement to the licensing arrangement with PowerCo, which, if entered into, is expected to have significantly lower costs and capital requirements. However, any changes to our technology development, operating costs and scale-up, including our ability to meet the milestones to enable the entry into the PowerCo IP License Agreement and related receipt of the initial royalty fee from PowerCo, could materially impact us and the availability of our capital resources. We may need additional cash resources due to changed business conditions or other developments, including unanticipated delays in negotiations with automotive OEMs and tier-one automotive suppliers or other suppliers, supply chain challenges, competitive pressures, inflation, and regulatory developments, among others. To the extent that our current resources are insufficient to satisfy our cash requirements, we may need to seek additional equity or debt financing. If such financing is not available, or if the financing terms are onerous given the high-interest rate environment or less desirable than we expect, we may be forced to decrease our level of investment in product development or scale back our operations, which could have an adverse impact on our business and financial prospects.

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

In February 2023, we filed a prospectus supplement to the Form S-3 for the issuance and sale of our Class A Common Stock from time to time for an aggregate offering price of up to $400 million through J.P. Morgan Securities LLC, Cowen and Company, LLC, Deutsche Bank Securities Inc. and UBS Securities LLC, as the sales agents. We entered into Distribution Agreements with each of these sales agents in February 2023, in connection with the ATM offering. We have up to three years from the date of the Distribution Agreements to sell the shares, however we are not obligated to sell any such shares. Any net proceeds from the sale of shares will be used for working capital and other general corporate purposes and would further extend our forecasted cash runway. During the year ended December 31, 2024, 24.9 million shares of our Class A Common Stock were sold pursuant to the ATM offering for aggregate proceeds of approximately $128.5 million, net of issuance costs paid including commission fees to the sales agents of approximately $2.0 million.

Cash Flows and Material Cash Requirements

The following table provides a summary of our cash flow data for the periods indicated (amounts in thousands):

	Year Ended December 31,
	2024	2023	2022

Net cash used in operating activities	$(274,555)	$(240,025)	$(218,024)
Net cash provided by (used in) investing activities	128,869	(152,532)	124,119
Net cash provided by financing activities	144,028	300,213	8,598

Operating Activities

Our cash flows used in operating activities to date have been primarily driven by the growth in our underlying business to support the research and development of next-generation battery technology. To support our research and development activities and our plan to build out and scale up our pilot line, we are expecting cash payments of approximately $9.1 million during the next twelve months and approximately $65.4 million thereafter for the operating lease commitments as of December 31, 2024. From time to time, we also enter into non-cancellable service and purchase commitments. We are expecting cash used in operating activities to include payments of approximately $4.3 million in the next twelve months and approximately $3.6 million thereafter through 2027 for our non-cancellable commitments as of December 31, 2024.

Cash used in operating activities for the year ended December 31, 2024 was primarily driven by a net loss of $477.9 million, offset by non-cash expense of $144.7 million related to stock-based compensation, non-cash expense of $57.8 million related to depreciation and amortization, non-cash expense of $13.3 million related to the write-off of property and equipment, non-cash lease expense and amortization of right-of-use assets of $8.0 million. Cash used in the operating activities was further driven by $29.3 million related to amortization of premiums and accretion of discounts on marketable securities and a decrease of $5.1 million in operating lease liabilities, and offset by an increase of $15.0 million in accounts payable, accrued liabilities and accrued compensation and benefits.

Cash used in operating activities for the year ended December 31, 2023 was primarily driven by a net loss of $445.1 million, offset by non-cash expense of $166.3 million related to stock-based compensation, non-cash expense of $42.0 million related to depreciation and amortization, non-cash expense of $21.5 million related to the write-off of property and equipment, and non-cash lease expense and amortization of right-of-use assets of $7.8 million. These were partially adjusted by $18.9 million related to amortization of premiums and accretion of discounts on marketable securities, and an increase of $7.5 million in prepaid expenses and other assets.

Cash used during the year ended December 31, 2022 was primarily driven by a net loss of $411.9 million offset by non-cash expenses including $127.1 million related to stock-based compensation, $28.3 million related to depreciation and amortization, $13.7 million related to the write-off of property and equipment, $7.8 million related to lease expense and amortization of right-of-use assets, and $4.0 million related to amortization of premiums and accretion of discounts on marketable securities. This was partially offset by an increase of $5.6 million in accounts payable and accrued liabilities mainly driven by higher period-over-period spending in payroll, materials and supplies, professional services and general and administrative to support the growth of the business, specifically in the research and development of our battery technology, a $5.0 million decrease in prepaid and other assets and an increase of $2.3 million in other long-term liabilities.

Investing Activities

Our cash flows from investing activities to date have been comprised of purchases of property and equipment and purchases, maturities and sales of our marketable securities. We expect the level of capital investment to increase substantially in the near future as we acquire the property and equipment for and build out our pilot line.

Cash provided by investing activities for the year ended December 31, 2024 primarily consists of proceeds from the maturity and sale of marketable securities of $1.5 billion and $1.2 million, respectively. These were offset by $1.3 billion used for the purchase of marketable securities and $62.1 million used for the purchase of various property and equipment, primarily to support our research and development activities.

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

Financing Activities

Our cash flows from financing activities primarily consist of proceeds from the issuance of common stock and exercise of stock options. Finance lease commitment for one of our buildings will result in net cash payments of $5.3 million in the next twelve months and payments of $39.0 million thereafter.

Cash provided by financing activities during the year ended December 31, 2024 is primarily due to approximately $128.5 million in net proceeds from the ATM offering and $20.1 million received from the exercise of stock options and our employee stock purchase plan.

Cash provided by financing activities during the year ended December 31, 2023 is primarily due to $288.2 million in net proceeds received from the August 2023 Public Offering and, $14.0 million received from the exercise of stock options and our employee stock purchase plan.

The cash provided by financing activities during the year ended December 31, 2022 is primarily due to $9.4 million received from the exercise of stock options and our employee stock purchase plan.

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

Recent Accounting Pronouncements

See Note 3, Recent Accounting Pronouncements, to the audited consolidated financial statements included elsewhere in this Report for more information about recent accounting pronouncements, the timing of their adoption, and, to the extent it has made one, of their potential impact on our financial condition and its results of operations and cash flows.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to a variety of markets and other risks including the effects of change in interest rates, inflation and foreign currency translation and transaction risks as well as risks to the availability of funding sources, hazard events and specific asset risks.

Interest Rate Risk

The market interest risk in our financial instruments and our financial positions represents the potential loss arising from adverse changes in interest rates. As of December 31, 2024, we had cash and cash equivalents and marketable securities of $910.8 million, consisting of interest-bearing money market accounts and marketable securities, for which the fair market value would be affected by change in the general level of U.S. interest rates. As of December 31, 2024, an immediate increase of 100 basis points in interest rates would have resulted in a decline in the fair value of our marketable securities of approximately $3.0 million. This estimate is based on a sensitivity model that measures market value changes when changes in interest rates occur. Such losses would only be realized if we sold the investments prior to maturity.

Inflation Risk

Our operations could be adversely impacted by inflation, primarily from higher material, labor, and construction costs. To date, we do not believe that inflation has had a material impact to our results of operations, capital resources or liquidity, however, we have experienced increases in prices of raw materials, components and labor costs. Our future mitigation strategies may include considering alternative vendors, vertically integrating certain aspects of our supply chain and redesigning our product or production process. At this time, it is difficult to determine what impact these inflationary pressures will have on our long-term growth strategies, as there is uncertainty regarding how long higher levels of inflation may persist, and to what level we will be successful in passing these increased costs to our customers upon commercialization of our technology. If we are not able to fully offset higher costs through price increases or other corrective measures, this may adversely affect our business, financial condition and results of operations.

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

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of QuantumScape Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of QuantumScape Corporation (the Company) as of December 31, 2024 and 2023, the related consolidated statements of operations and comprehensive income (loss), redeemable non-controlling interest and stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 26, 2025 expressed an unqualified opinion thereon.

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

As discussed in Note 2 and Note 8 to the consolidated financial statements, the Company granted stock options to the Chief Executive Officer at the time and other members of the Company’s management team pursuant to the Extraordinary Performance Award Program “EPA Program” in December 2021 and December 2022. The EPA program vests upon the achievement of performance (business milestones) and market (stock price target) conditions under five tranches. Additionally, as discussed in Note 2 and Note 8 to the consolidated financial statements, the Company granted performance-based restricted stock units (“PSUs”) to members of the Company’s management team and certain other employees in the years ended December 31, 2023 and 2024. The PSUs vest upon the achievement of performance (business milestones) conditions by tranche.

When the Company determines achievement of the related performance condition is considered probable then the stock-based compensation expense is recognized over the expected vesting period which is for the EPA Program the longer of the time to achieve the performance or market condition for each tranche, and for the PSUs the time to achieve the performance condition for each tranche assuming the service condition has also been met. The Company recorded stock-based compensation credit of $13.4 million during the year-ended December 31, 2024 and had $7.9 million of unrecognized stock-based compensation expense as of December 31, 2024 for the tranches that were considered probable for EPA awards. The Company recorded stock-based compensation expense of $24.3 million during the year-ended December 31, 2024 and had $13.5 million of unrecognized stock-based compensation expense as of December 31, 2024 for the tranches that were considered probable for PSU awards. Auditing the Company’s accounting for the EPA Program and PSU awards is complex and judgmental due to the subjectivity of management’s assessment of the probability and timing of performance conditions being met for each tranche of the award.

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

February 26, 2025

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of QuantumScape Corporation

Opinion on Internal Control Over Financial Reporting

We have audited QuantumScape Corporation’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, QuantumScape Corporation (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the 2024 consolidated financial statements of the Company and our report dated February 26, 2025 expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Controls Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ Ernst & Young LLP

San Jose, California

February 26, 2025

QuantumScape Corporation

Consolidated Balance Sheets

(In Thousands, Except per Share Amounts)

	As of December 31,
	2024	2023

Assets
Current assets
Cash and cash equivalents	$140,866	$142,524
Marketable securities	769,901	928,284
Prepaid expenses and other current assets	11,519	12,709
Total current assets	922,286	1,083,517
Property and equipment, net	299,992	313,164
Right-of-use assets - finance lease	22,267	25,140
Right-of-use assets - operating lease	51,472	55,863
Other assets	26,378	24,294
Total assets	$1,322,395	$1,501,978
Liabilities, redeemable non-controlling interest and stockholders’ equity
Current liabilities
Accounts payable	$6,466	$12,959
Accrued liabilities	17,447	10,180
Accrued compensation and benefits	32,212	26,043
Operating lease liability, short-term	5,526	5,006
Finance lease liability, short-term	3,233	2,907
Total current liabilities	64,884	57,095
Operating lease liability, long-term	52,913	57,622
Finance lease liability, long-term	31,865	35,098
Other liabilities	14,886	11,986
Total liabilities	164,548	161,801
Commitment and contingencies (see Note 7)
Redeemable non-controlling interest	—	1,770
Stockholders’ equity
Preferred stock- $0.0001 par value; 100,000 shares authorized, none issued and outstanding as of December 31, 2024 and 2023	—	—
Common stock - $0.0001 par value; 1,250,000 shares authorized (1,000,000 Class A and 250,000 Class B); 487,883 Class A and 54,666 Class B shares issued and outstanding as of December 31, 2024, 433,157 Class A and 59,874 Class B shares issued and outstanding as of December 31, 2023	54	49
Additional paid-in-capital	4,515,879	4,221,892
Accumulated other comprehensive loss	428	(2,877)
Accumulated deficit	(3,358,514)	(2,880,657)
Total stockholders’ equity	1,157,847	1,338,407
Total liabilities, redeemable non-controlling interest and stockholders’ equity	$1,322,395	$1,501,978

The accompanying notes are an integral part of these consolidated financial statements.

QuantumScape Corporation

Consolidated Statements of Operations and Comprehensive Income (Loss)

(In Thousands, Except per Share Amounts)

	Year Ended December 31,
	2024	2023	2022

Operating expenses:
Research and development	$382,971	$347,945	$297,435
General and administrative	142,236	131,085	123,183
Total operating expenses	525,207	479,030	420,618
Loss from operations	(525,207)	(479,030)	(420,618)
Other income (loss):
Interest expense	(2,224)	(2,377)	(2,399)
Interest income	46,024	36,488	10,905
Other income (loss)	3,465	(160)	216
Total other income	47,265	33,951	8,722
Net loss	(477,942)	(445,079)	(411,896)
Less: Net (loss) income attributable to non-controlling interest, net of tax of $0	(85)	66	11
Net loss attributable to common stockholders	$(477,857)	$(445,145)	$(411,907)
Net loss	$(477,942)	$(445,079)	$(411,896)
Other comprehensive income (loss):
Unrealized gain (loss) on marketable securities	3,305	14,996	(13,665)
Total comprehensive loss	(474,637)	(430,083)	(425,561)
Less: Comprehensive (loss) income attributable to non-controlling interest	(85)	66	11
Comprehensive loss attributable to common stockholders	$(474,552)	$(430,149)	$(425,572)

Basic and Diluted net loss per share	$(0.94)	$(0.96)	$(0.95)
Basic and Diluted weighted-average common shares outstanding	508,102	462,239	432,973

The accompanying notes are an integral part of these consolidated financial statements.

QuantumScape Corporation

Consolidated Statements of Redeemable Non-Controlling Interest and Stockholders’ Equity

(In Thousands)

	Redeemable Non-Controlling	Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Interest	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
Balance as of December 31, 2021	$1,693	428,319	$43	$3,634,665	$(2,023,605)	$(4,208)	$1,606,895
Exercise of stock option and employee stock purchase plan	—	4,343	—	7,555	—	—	7,555
Shares issued upon vesting of restricted stock units	—	5,297	1	1,851	—	—	1,852
Stock-based compensation	—	—	—	127,110	—	—	127,110
Net income (loss)	11	—	—	—	(411,907)	—	(411,907)
Unrealized loss on marketable securities	—	—	—	—	—	(13,665)	(13,665)
Balance as of December 31, 2022	$1,704	437,959	$44	$3,771,181	$(2,435,512)	$(17,873)	$1,317,840
Exercise of stock option and employee stock purchase plan	—	7,935	1	14,021	—	—	14,022
Shares issued upon vesting of restricted stock units	—	9,637	—	—	—	—	—
Issuance of common stock, net of issuance costs of $11.8 million	—	37,500	4	288,150	—	—	288,154
Stock-based compensation	—	—	—	148,540	—	—	148,540
Net income (loss)	66	—	—	—	(445,145)	—	(445,145)
Unrealized gain on marketable securities	—	—	—	—	—	14,996	14,996
Balance as of December 31, 2023	$1,770	493,031	$49	$4,221,892	$(2,880,657)	$(2,877)	$1,338,407
Exercise of stock options and employee stock purchase plan	—	9,996	—	20,091	—	—	20,091
Shares issued upon vesting of restricted stock units	—	14,575	2	23,107	—	—	23,109
Shares issued under At-The-Market Offering, net of issuance costs	—	24,947	3	128,439	—	—	128,442
Stock-based compensation	—	—	—	122,350	—	—	122,350
Net loss	(85)	—	—	—	(477,857)	—	(477,857)
Unrealized gain on marketable securities	—	—	—	—	—	3,305	3,305
Dissolution of joint venture	(1,685)	—	—	—	—	—	—
Balance as of December 31, 2024	$—	542,549	$54	$4,515,879	$(3,358,514)	$428	$1,157,847

The accompanying notes are an integral part of these consolidated financial statements.

QuantumScape Corporation

Consolidated Statements of Cash Flows

(In Thousands)

	Year Ended December 31,
	2024	2023	2022

Operating activities
Net loss	$(477,942)	$(445,079)	$(411,896)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	57,781	41,958	28,280
Amortization of right-of-use assets and non-cash lease expense	8,010	7,791	7,843
Amortization of premiums and accretion of discounts on marketable securities	(29,313)	(18,908)	3,989
Stock-based compensation expense	144,653	166,297	127,110
Write-off of property and equipment	13,347	21,528	13,695
Other	109	469	840
Changes in operating assets and liabilities:
Prepaid expenses and other current assets and other assets	(893)	(7,533)	5,048
Accounts payable, accrued liabilities and accrued compensation and benefits	14,965	(2,904)	5,611
Operating lease liability	(5,059)	(3,410)	(844)
Other liabilities	(213)	(234)	2,300
Net cash used in operating activities	(274,555)	(240,025)	(218,024)
Investing activities
Purchases of property and equipment	(62,131)	(84,510)	(158,845)
Proceeds from maturities of marketable securities	1,484,857	1,041,528	837,410
Proceeds from sales of marketable securities	1,245	1,477	15,105
Purchases of marketable securities	(1,295,102)	(1,111,027)	(569,551)
Net cash provided by (used in) investing activities	128,869	(152,532)	124,119
Financing activities
Proceeds from exercise of stock options and employee stock purchase plan	20,091	14,022	9,407
Proceeds from issuance of common stock, net of issuance costs paid	128,529	288,164	—
Principal payment for finance lease	(2,907)	(1,973)	(809)
Dissolution of joint venture	(1,685)	—	—
Net cash provided by financing activities	144,028	300,213	8,598
Net increase (decrease) in cash, cash equivalents and restricted cash	(1,658)	(92,344)	(85,307)
Cash, cash equivalents and restricted cash at beginning of period	160,572	252,916	338,223
Cash, cash equivalents and restricted cash at end of period	$158,914	$160,572	$252,916
Supplemental disclosure of cash flow information
Cash paid for interest	$2,224	$1,778	$1,610
Purchases of property and equipment, not yet paid	$3,249	$10,554	$18,192

The following table presents the Company’s cash, cash equivalents and restricted cash by category in the Company’s Consolidated Balance Sheets (amounts in thousands):

	December 31,
	2024	2023	2022
Cash and cash equivalents	$140,866	$142,524	$235,393
Other assets	18,048	18,048	17,523
Total cash, cash equivalents and restricted cash	$158,914	$160,572	$252,916

The accompanying notes are an integral part of these consolidated financial statements.

QuantumScape Corporation

Notes to Consolidated Financial Statements

December 31, 2024

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

The Company is focused on the development and commercialization of its solid-state lithium-metal batteries. Planned principal operations have not yet commenced. As of December 31, 2024, the Company had not derived revenue from its principal business activities.

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

Legacy QuantumScape was a single-legal entity prior to becoming a partner with Volkswagen in QSV Operations LLC (“QSV”). As noted in the section titled “Joint Venture and Redeemable Non-Controlling Interest” below, Legacy QuantumScape determined QSV was a VIE for which it was required to consolidate the operations upon its formation in 2018 and the Company continued to consolidate the operations of QSV in its financial statements following the closing of the Business Combination until QSV was dissolved in September 2024 (See Note 10 Joint Venture and Redeemable Non-Controlling Interest). The dissolution and deconsolidation of QSV had an immaterial impact on the Company's consolidated financial statements. Following the dissolution of QSV, the Company no longer has any interest in any VIEs.

All intercompany accounts and transactions are eliminated in consolidation.

Use of Estimates

QuantumScape Corporation

Notes to Consolidated Financial Statements — Continued

December 31, 2024

The preparation of financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of commitments and contingencies at the date of the financial statements as well as reported amounts of expenses during the reporting periods. Estimates made by the Company include, but are not limited to, those related to the valuation of awards under the Extraordinary Performance Award Program (the “EPA Program”) and the determination of business milestone achievement dates related to stock awards with performance conditions, among others. The Company bases these estimates on historical experience and on various other assumptions that it believes are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying amounts of assets and liabilities that are not readily apparent from other sources. Actual results could differ materially from those estimates.

Joint Venture and Redeemable Non-Controlling Interest

QSV was incorporated as a limited liability company in 2018. VWGoA, VGA and Legacy QuantumScape executed a Joint Venture Agreement (as amended, the “JVA”), effective September 2018, with the goal of jointly establishing a manufacturing facility to produce the pilot line of the Company’s product through QSV. In connection with this agreement, the parties also entered into two operating agreements: (i) the Limited Liability Company Agreement of QSV to govern the respective rights and obligations as members of QSV and (ii) the Common IP License Agreement for the Company to license certain intellectual property pertaining to automotive battery cells as defined in the JVA to VWGoA, VGA and QSV.

Volkswagen is a related party stockholder (approximately 24.0% voting interest holder of the Company as of December 31, 2024 and December 31, 2023, respectively). Upon the effectiveness of the JVA, each party contributed $1.7 million in cash to capitalize QSV in exchange for 50% equity interests.

The joint venture was considered a VIE with a related party and therefore the related party whose business was more closely related to the planned operations of the joint venture was required to consolidate the operations.

The Company determined its operations were most closely aligned with the operations of the joint venture and therefore consolidated the results of QSV’s operations in its Consolidated Balance Sheets, Consolidated Statements of Operations and Comprehensive Income (Loss), and Consolidated Statements of Redeemable Non-Controlling Interest and Stockholders’ Equity.

On July 5, 2024, the Company, QS, VWGoA, VGA, and QSV (the “JV Entity”), entered into a Joint Venture Termination and Release Agreement (the “JV Termination Agreement”) to, among other things, terminate the JVA, dissolve the JV Entity, and remove earmark restrictions on $134.0 million of funds previously reserved by the Company for future contribution to the JV Entity that automatically terminated pursuant to the terms of the JVA. QSV was subsequently dissolved in September 2024. As part of the dissolution of QSV, $1.8 million of redeemable non-controlling interest was distributed in cash to VGA. QSV had minimal operations through its date of dissolution.

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to credit risk consist principally of cash and cash equivalents and marketable securities. As of December 31, 2024 and 2023, approximately $78.7 million and $115.8 million of our total cash and cash equivalents and marketable securities, are held in U.S. money market funds, and $695.5 million and $723.9 million are invested in U.S. government and agency securities, respectively. The Company seeks to mitigate its credit risk with respect to cash and cash equivalents and marketable securities by making deposits with what we believe to be large, reputable financial institutions and investing in high credit rated shorter-term instruments.

Cash and Cash Equivalents and Restricted Cash

Management considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

Restricted cash is maintained under an agreement that legally restricts the use of such funds and is reported within other assets as the date of availability or disbursement for all restricted cash is more than one year from December 31, 2024.

Restricted cash is comprised of $18.0 million as of both December 31, 2024 and December 31, 2023, all of which is pledged as a form of security for the Company’s lease agreements for its facilities. The restricted cash is maintained in certificates of deposits as of December 31, 2024.

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

QuantumScape Corporation

Notes to Consolidated Financial Statements — Continued

December 31, 2024

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

The Company reviews the estimated useful lives of its fixed assets on an ongoing basis. The estimated useful lives of assets are generally as follows:

Computer equipment, hardware, and software	3 - 5 years
Furniture and fixtures	7 - 10 years
Machinery and equipment	3 - 10 years
Leasehold improvements	Shorter of the lease term (including estimated renewals) or the estimated useful lives of the improvements

Impairment of Long-Lived Assets

The Company evaluates the carrying value of long-lived assets when indicators of impairment exist. The carrying value of a long-lived asset is considered impaired when the estimated separately identifiable, undiscounted cash flows from such an asset are less than the carrying value of the asset. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair value of the long-lived asset. The long-lived assets outside of U.S. are not material as of December 31, 2024. During the year ended December 31, 2024 and the year ended December 31, 2023, the Company wrote off approximately $13.3 million and $21.5 million of property and equipment for assets with no remaining future benefit, respectively. During the year ended December 31, 2022, the Company wrote off approximately $13.7 million of equipment and incurred cancellation charges of approximately $2.8 million. These charges are recorded in Research and Development expense in the Consolidated Statements of Operations and Comprehensive Income (Loss).

QuantumScape Corporation

Notes to Consolidated Financial Statements — Continued

December 31, 2024

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

The Company has determined that it operates in one operating segment and one reportable segment, as the CODM reviews financial information presented on a consolidated basis. The operating segment has not derived revenue from its business activities as of December 31, 2024. The CODM uses net loss for purposes of making operating decisions, allocating resources, and evaluating financial performance. Significant expenses include non-cash stock-based compensation, depreciation and amortization, and write-off of property and equipment, which are reflected in the Consolidated Statement of Cash Flows for the years ended December 31, 2024, 2023, and 2022. Significant expenses also include personnel costs of $153.1 million, $135.3 million, and $131.2 million, respectively, for the years ended December 31, 2024, 2023, and 2022; and professional services and legal contingency of $58.6 million, $27.2 million and $27.0 million, respectively, for the years ended December 31, 2024, 2023, and 2022. Other expenses include materials, facilities, other research, development, and administrative expenses, which are recorded within operating expenses. Other segment items included in consolidated net loss are interest income, interest expense, and other income (loss), which are reflected in the Consolidated Statements of Operations and Comprehensive Income (Loss) for the years ended December 31, 2024, 2023 and 2022.

The long-lived assets outside of U.S. are not material as of December 31, 2024. The measure of segment assets is reported on the balance sheet as total consolidated assets. Refer to the Consolidated Balance Sheets as of December 31, 2024 and 2023 for total consolidated assets.

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

QuantumScape Corporation

Notes to Consolidated Financial Statements — Continued

December 31, 2024

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

The ESPP provides eligible employees with the opportunity to purchase shares of the Company’s Class A Common Stock at a discount through payroll deductions. There were 1,180,215 shares purchased under the ESPP during the year ended December 31, 2024. As of December 31, 2024, 9.3 million shares of Class A Common Stock were reserved for future issuance under the ESPP.

The Company established the corporate bonus plan from 2023 to settle in the form of restricted stock units to eligible employees upon the achievement of certain service and performance conditions (“the Bonus Plan”). The awards under the Bonus Plan are classified as a liability prior to the settlement of vested restricted stock units, upon which the liability is reclassified into equity. The Company recognizes compensation expense for the annual Bonus Plan to be settled in restricted stock units on a straight-line basis over the requisite service period of approximately a year. The Bonus Plan awards are measured at the grant date fair value, i.e., the closing price of the Company’s Class A Common Stock on the grant date, which is the settlement date.

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

December 31, 2024

Net Loss per Share of Common Stock

Basic net income (loss) per share is computed by dividing the net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period.

Diluted earnings (loss) per share adjusts basic earnings per share for the potentially dilutive impact of stock awards. For awards that are liability-classified, during periods when the impact is dilutive, the Company assumes share settlement of the instruments as of the period end date and adjusts the denominator to include the dilutive shares calculated using the treasury stock method.

Note 3. Recent Accounting Pronouncements

In March 2023, the FASB issued ASU 2023-01, Leases (Topic 842): Common Control Agreements, which clarifies the accounting for leasehold improvements associated with common control leases. The ASU is effective for all entities in fiscal years beginning after December 15, 2023. The Company adopted the guidance in 2024. The adoption of such guidance had no impact on the Company’s consolidated financial statements as of December 31, 2024.

In August 2023, the FASB issued ASU 2023-05, Business Combinations - Joint Venture Formations (Subtopic 805-60): Recognition and Initial Measurement, which addresses the accounting for contributions made to a joint venture, upon formation, in a joint venture’s separate financial statements. The ASU is effective prospectively for all joint venture formations with a formation date on or after January 1, 2025. Additionally, a joint venture that was formed before January 1, 2025 may elect to apply the amendments retrospectively. Early adoption is permitted, either prospectively or retrospectively. The Company is currently evaluating the impact that the adoption of this standard will have on its consolidated financial statements.

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which improves reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The ASU is effective for all entities in fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted and public entities should apply the amendments retrospectively to all prior periods presented in the financial statements. The Company adopted the guidance in 2024. The adoption of such guidance had no material impact on the Company’s consolidated financial statements as of December 31, 2024. For further information, refer to the Segments section in Note 2 “Summary of Significant Accounting Policies.”

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which enhances the transparency and decision usefulness of income tax disclosures. The ASU is effective for all public business entities for annual periods beginning after December 15, 2024. Early adoption is permitted for annual financial statements that have not yet been issued or made available for issuance. The Company is currently evaluating the impact that the adoption of this standard will have on its consolidated financial statements.

In March 2024, the FASB issued ASU 2024-01, Compensation - Stock Compensation (Topic 718): Scope Application of Profits Interest and Similar Awards, which provides illustrative guidance to help entities determine whether profits interest and similar awards should be accounted for as share-based payment arrangements within the scope of FASB ASC 718, Compensation-Stock Compensation. The ASU is effective for all public business entities for annual periods beginning after December 15, 2024, and interim periods within those annual periods. Early adoption is permitted for both interim and annual financial statements that have not yet been issued or made available for issuance. The Company is currently evaluating the impact that the adoption of this standard will have on its consolidated financial statements.

In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which requires disclosure of specified information about certain costs and expenses in the notes to financial statements at interim and annual reporting periods. The ASU is effective for all public business entities for annual periods beginning after December 15, 2026 and interim periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted for annual financial statements that have not yet been issued or made available for issuance. The Company is currently evaluating the impact that the adoption of this standard will have on its consolidated financial statements.

QuantumScape Corporation

Notes to Consolidated Financial Statements — Continued

December 31, 2024

Note 4. Fair Value Measurement

The Company’s financial assets subject to fair value measurements on a recurring basis and the level of inputs used for such measurements were as follows (amounts in thousands):

	Fair Value Measured as of December 31, 2024
	Level 1	Level 2	Total
Assets included in:
Money market funds(1)	$78,736	$—	$78,736
Commercial paper(2)	—	61,926	61,926
U.S. government and agency securities(2)	—	695,504	695,504
Corporate notes and bonds(2)	—	54,615	54,615
Total fair value	$78,736	$812,045	$890,781

	Fair Value Measured as of December 31, 2023
	Level 1	Level 2	Total
Assets included in:
Money market funds(1)	$115,848	$—	$115,848
Commercial paper(2)	—	80,913	80,913
U.S. government and agency securities(2)	—	723,888	723,888
Corporate notes and bonds(2)	—	147,923	147,923
Total fair value	$115,848	$952,724	$1,068,572

(1)
Money market funds are included in cash and cash equivalents on the Consolidated Balance Sheets.
(2)
Marketable securities consist of commercial paper, U.S. government and agency securities, corporate notes and bonds. As of December 31, 2024 and 2023, marketable securities with original maturities of three months or less of $42.1 million and $24.4 million, respectively, are included in cash and cash equivalents on the Consolidated Balance Sheets.

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

The Company had no financial liabilities subject to fair value measurements on a recurring basis as of December 31, 2024 and December 31, 2023.

There have been no changes to the valuation methods utilized during the year ended December 31, 2024. As of December 31, 2024 and 2023, the carrying values of cash and cash equivalents, accounts payable and accrued liabilities approximate their respective fair values due to their short-term nature.

Marketable Securities

The following table summarizes, by major security type, the Company’s assets that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy. Amortized cost net of unrealized gain (loss) is equal to fair value as of December 31, 2024 and 2023. The fair value as of December 31, 2024 and 2023 are as follows (amounts in thousands):

QuantumScape Corporation

Notes to Consolidated Financial Statements — Continued

December 31, 2024

	December 31, 2024
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Level 1 securities
Money market funds	$78,736	$—	$—	$78,736
Level 2 securities
Commercial paper	61,926	—	—	61,926
U.S. government and agency securities	695,082	436	(14)	695,504
Corporate notes and bonds	54,609	28	(22)	54,615
Total	$890,353	$464	$(36)	$890,781

	December 31, 2023
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Level 1 securities
Money market funds	$115,848	$—	$—	$115,848
Level 2 securities
Commercial paper	80,913	—	—	80,913
U.S. government and agency securities	725,301	334	(1,747)	723,888
Corporate notes and bonds	149,387	40	(1,504)	147,923
Total	$1,071,449	$374	$(3,251)	$1,068,572

Realized gains and losses and interest income from the investment are included in interest income.

The Company regularly reviews its available-for-sale marketable securities in an unrealized loss position and evaluates the current expected credit loss by considering factors such as historical experience, market data, issuer-specific factors, and current economic conditions. The following tables display additional information regarding gross unrealized losses and fair value by major security type for the 17 and 51 marketable securities in unrealized loss positions as of December 31, 2024 and 2023, respectively (amounts in thousands):

	December 31, 2024
	Less than 12 Consecutive Months		12 Consecutive Months or Longer		Total
	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value
U.S. government and agency securities	$(14)	$96,988	$—	$—	$(14)	$96,988
Corporate notes and bonds	(19)	33,111	(3)	1,063	(22)	34,174
Total	$(33)	$130,099	$(3)	$1,063	$(36)	$131,162

	December 31, 2023
	Less than 12 Consecutive Months		12 Consecutive Months or Longer		Total
	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value
U.S. government and agency securities	$(10)	$31,741	$(1,737)	$87,257	$(1,747)	$118,998
Corporate notes and bonds	(5)	13,338	(1,499)	125,524	(1,504)	138,862
Total	$(15)	$45,079	$(3,236)	$212,781	$(3,251)	$257,860

QuantumScape Corporation

Notes to Consolidated Financial Statements — Continued

December 31, 2024

The unrealized losses were attributable to changes in interest rates that impacted the value of the investments, and not increased credit risk. During the years ended December 31, 2024, 2023, and 2022, the Company received proceeds of $1.2 million, $1.5 million, and $15.2 million, including interest, from the sale of available-for-sale marketable securities, respectively. The Company realized immaterial gains and losses as a result of such sales. The Company does not intend to sell the investments that are in an unrealized loss position, nor is it more likely than not that the Company will be required to sell the investments before the recovery of the amortized cost basis, which may be its maturity. Accordingly, the Company did not record an allowance for credit losses associated with these investments.

The estimated amortized cost and fair value of available-for-sale securities by contractual maturity as of December 31, 2024 are as follows (amounts in thousands):

	December 31, 2024
	Amortized Cost	Fair Value
Due within one year	$890,353	$890,781
Due after one year and through five years	—	—
Total	$890,353	$890,781

Note 5. Balance Sheet Components

Property and Equipment

Property and equipment as of December 31, 2024 and 2023 consisted of the following (amounts in thousands):

	December 31,
	2024	2023
Computer equipment, hardware, and software	$7,831	$7,191
Furniture and fixtures	107,886	77,813
Leasehold improvements	115,879	99,524
Machinery and equipment	161,460	146,730
Construction-in-progress	61,935	89,664
Property and equipment, gross	454,991	420,922
Accumulated depreciation and amortization	(154,999)	(107,758)
Property and equipment, net	$299,992	$313,164

Depreciation and amortization expense related to property and equipment was $57.0 million, $41.4 million and $27.4 million for the years ended December 31, 2024, 2023 and 2022, respectively.

Accrued Liabilities

Accrued liabilities as of December 31, 2024 and 2023 consisted of the following (amounts in thousands):

	December 31,
	2024	2023
Litigation-related accrual	$11,950	$4,000
Other	5,497	6,180
Accrued liabilities	$17,447	$10,180

QuantumScape Corporation

Notes to Consolidated Financial Statements — Continued

December 31, 2024

Other Liabilities

Other liabilities as of December 31, 2024 and 2023 consisted of the following (amounts in thousands):

	December 31,
	2024	2023
Long-term advance payments	$2,515	$2,515
Asset retirement obligation	12,371	9,471
Other liabilities	$14,886	$11,986

Note 6. Leases

The Company leases its facilities and certain equipment, with current lease terms running through 2032. The Company did not include renewal options in the calculation of the lease liability and right-of use asset at the lease inception unless the exercise of such options was reasonably certain. Fixed rent generally escalates each year, and the Company is responsible for a portion of the landlords’ operating expenses such as property tax, insurance and common area maintenance.

The Company’s leases include various operating leases expiring at various dates through September 2032 and a finance lease expiring September 2032 for one of our buildings in San Jose. Many leases include one or more options to renew. The Company does not assume renewals in our determination of the lease term unless the renewals are deemed to be reasonably certain.

The Company’s leases do not have any contingent rent payments and do not contain residual value guarantees.

The components of lease related expense are as follows (amounts in thousands):

	Year Ended December 31,
Lease costs	2024	2023	2022
Finance lease costs:
Amortization of right-of-use assets	$2,873	$2,873	$2,873
Interest on lease liabilities	2,224	2,377	2,399
Operating lease costs	8,994	9,047	9,082
Variable lease costs	3,256	3,775	2,330
Total lease expense	$17,347	$18,072	$16,684

The components of supplemental cash and non-cash information related to leases are as follows (amounts in thousands):

	Year Ended December 31,
	2024	2023	2022
Operating outgoing cash flows - finance lease	$2,224	$1,778	$1,610
Financing outgoing cash flows - finance lease	2,907	1,973	809
Operating outgoing cash flows - operating lease	8,832	7,428	4,673
Right-of-use assets obtained in exchange for new operating lease liabilities	868	—	28,845

The table below displays additional information for leases as of December 31, 2024 and 2023:

	December 31,
	2024	2023
Finance lease
Weighted-average remaining lease term - finance lease (in years)	7.8	8.8
Weighted-average discount rate - finance lease	6.06%	6.06%
Operating lease
Weighted-average remaining lease term - operating lease (in years)	7.7	8.6
Weighted-average discount rate - operating lease	6.34%	6.36%

QuantumScape Corporation

Notes to Consolidated Financial Statements — Continued

December 31, 2024

As of December 31, 2024, future minimum payments during the next five years and thereafter are as follows (amounts in thousands):

Fiscal Year	Operating Lease	Finance Lease
2025	$9,072	$5,272
2026	9,329	5,417
2027	9,557	5,566
2028	9,555	5,719
2029	9,686	5,876
Thereafter	27,279	16,470
Total	74,478	44,320
Less present value discount	(16,039)	(9,222)
Lease liabilities	$58,439	$35,098

As the Company’s lease agreements do not provide an implicit rate, the Company used an estimated incremental borrowing rate that will be incurred to borrow on a collateralized basis over a similar term at the lease commencement date or modification date in determining the present value of lease payments.

Asset Retirement Obligations

The Company establishes assets and liabilities for the present value of estimated future costs to return certain of our leased facilities to their original condition upon the termination or expiration of a lease. The recognition of an asset retirement obligation requires the Company to make assumptions and judgments including the actions required to satisfy the liability, inflation rates and the credit-adjusted risk-free rate. The initially recognized asset retirement cost is amortized using the same method and useful life as the long-lived asset to which it relates. Accretion expense is recognized over time as the discounted liability is accreted to its expected settlement value. The Company recorded asset retirement obligation of approximately $12.4 million and $9.5 million as of December 31, 2024 and December 31, 2023, respectively, in Accrued liabilities in the Consolidated Balance Sheets.

Note 7. Commitments and Contingencies

From time to time, and in the ordinary course of business, the Company is subject to certain claims, charges and litigation concerning matters arising in connection with the conduct of the Company’s business activities.

QuantumScape Corporation

Notes to Consolidated Financial Statements — Continued

December 31, 2024

Securities Class Action Litigation

Beginning in January 2021, class action lawsuits were filed in the United States District Court for the Northern District of California by purported purchasers of Company securities (together, the “Securities Class Action Litigation”). The lead plaintiff filed a consolidated complaint on June 21, 2021, which alleged a purported class that includes all persons who purchased or acquired our securities between November 27, 2020 and April 14, 2021. The consolidated complaint named the Company, its then-Chief Executive Officer, its Chief Financial Officer, and its Chief Technology Officer as defendants. The consolidated complaint alleges that the defendants purportedly made false and/or misleading statements and failed to disclose material adverse facts about the Company’s business, operations, and prospects, including information regarding the Company’s battery technology. In April 2024, the parties reached an agreement in principle to settle these consolidated actions. We recorded for the year ended December 31, 2024 a net charge of $24.5 million for the settlement of these actions. This net charge represents the gross settlement amount of $47.5 million and $0.4 million of related legal fees, offset by $23.4 million for amounts recovered under our applicable insurance policies. The court granted final approval of the settlement in January 2025 and final judgment was accordingly entered in the action. As of December 31, 2024, there is no outstanding liability related to this matter.

Shareholder Derivative Litigation

Two shareholder derivative suits were filed in February 2021 in the United States District Court for the Northern District of California against 11 officers and directors of the Company and have been consolidated into one action, with the first-filed complaint being designated the operative one. The Company is the nominal defendant. The complaint alleges that the individual defendants breached various duties to the Company and contains additional similar allegations based on the same general allegations in the class action described immediately above. VGA is also named as a defendant in the derivative litigation. The action is currently stayed. A shareholder derivative suit was filed in October 2024 in the United States District Court for the Northern District of California against current and former officers and directors of the Company and VGA alleging breaches of duties to the Company. The Company is the nominal defendant. The action was deemed related to the consolidated action and is currently stayed.

Since June 2022, four shareholder derivative suits have been filed in the Court of Chancery of the State of Delaware against current and former directors and officers of the Company. The Company is the nominal defendant. The complaints allege that the individual defendants breached various duties to the Company. VGA is also named as a defendant in three of those actions. In September 2022, the four actions were consolidated and stayed. A consolidated amended complaint was filed on July 30, 2024.

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

Two additional shareholder derivative actions were filed in the Court of Chancery of the State of Delaware, on May 30, 2024 and October 14, 2024, against current and former directors and officers of the Company. The Company is the nominal defendant. The complaints allege that the individual defendants breached various duties to the Company. The complaints also allege that the plaintiffs previously sent a litigation demand to the Board and allege that the demands had effectively been rejected. The action filed in May 2024 is currently stayed.

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

QuantumScape Corporation

Notes to Consolidated Financial Statements — Continued

December 31, 2024

Private Attorneys General Actions

The Company is a defendant in two Private Attorneys General Act (“PAGA”) wage-and-hour actions filed in Santa Clara County Superior Court by former employees, along with a related class action in arbitration. The complaints allege violations of California’s Labor Code. The actions are presently stayed. The Company denies the allegations.

For many legal matters, particularly those in early stages, the Company cannot reasonably estimate the possible loss (or range of loss), if any. The Company records an accrual for legal matters at the time or times it determines that a loss is both probable and reasonably estimable. As of December 31, 2024, the amount accrued for each matter was individually not material, and the aggregate amount accrued was approximately $12 million. The amounts accrued as of December 31, 2023 for legal matters were not material. Regarding matters for which no accrual has been made (including the potential for losses in excess of amounts accrued), the Company currently believes, based on its own investigations, that any losses (or ranges of losses) that are reasonably possible and estimable will not, in the aggregate, have a material adverse effect on its financial position, results of operations, or cash flows. However, the ultimate outcome of legal proceedings involves judgments, estimates, and inherent uncertainties and cannot be predicted with certainty. Should the ultimate outcome of any legal matter be unfavorable, the Company’s business, financial condition, results of operations, or cash flows could be materially and adversely affected. The Company may also incur substantial legal fees, which are expensed as incurred, in defending against legal claims.

Other commitments

The Company’s minimum purchase commitments consist of non-cancellable agreements to purchase goods and services, primarily for materials, and licenses and hosting services, entered into in the ordinary course of business.

As of December 31, 2024, future minimum purchase commitments in aggregate during the next five years and thereafter are as follows (amounts in thousands):

Fiscal Year	Minimum Purchase Commitments
2025	$4,309
2026	2,142
2027	1,418
Thereafter	—
Total	$7,869

Note 8. Stockholders’ Equity

As of December 31, 2024 and 2023, 1,350,000,000 shares, $0.0001 par value per share are authorized, of which, 1,000,000,000 shares are designated as Class A Common Stock, 250,000,000 shares are designated as Class B Common Stock, and 100,000,000 shares are designated as Preferred Stock.

Common Stock

Holders of common stock are entitled to dividends when, as, and if, declared by the Company’s Board of Directors (the “Board”), subject to the rights of the holders of all classes of stock outstanding having priority rights to dividends. As of December 31, 2024, the Company had not declared any dividends. The holder of each share of Class A Common Stock is entitled to one vote, and the holder of each share of Class B Common Stock is entitled to ten votes.

In March 2021, the Company completed an underwritten public offering of shares of its Class A Common Stock and issued 11,960,000 shares for an aggregate purchase price of $462.9 million, net of issuance costs of $15.5 million (the “March 2021 Public Offering”).

On February 28, 2023, the Company entered into separate Distribution Agreements with J.P. Morgan Securities LLC, Cowen and Company, LLC, Deutsche Bank Securities Inc. and UBS Securities LLC, as sales agents, pursuant to which the Company is able to, from time to time, issue and sell common stock with an aggregate offering price of up to $400 million (the “At-the-Market Offering”, or the ATM offering under the prospectus supplement to the Form S-3 filed on February 28, 2023 (File No. 333-266419). During the year ended December 31, 2024, 24.9 million shares of the Company’s Class A Common Stock were sold pursuant to the ATM offering for aggregate proceeds of approximately $128.5 million, net of issuance costs paid.

In August 2023, the Company completed an underwritten public offering of 37.5 million shares of its Class A Common Stock for an aggregate purchase price of $288.2 million, net of issuance costs of $11.8 million (the “August 2023 Public Offering”).

QuantumScape Corporation

Notes to Consolidated Financial Statements — Continued

December 31, 2024

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

As of December 31, 2024, 109,465,480 shares of Class A Common Stock are authorized for issuance pursuant to awards under the 2020 Plan, plus any shares of Class A Common Stock subject to stock options, restricted stock units or other awards that were assumed in the Business Combination and terminate as a result of being unexercised or are forfeited or repurchased by the Company, with the maximum number of shares to be added to the 2020 Plan equal to 69,846,580 shares of Class A Common Stock. As of December 31, 2024, 49,420,281 shares of Class A Common Stock are reserved and available for future issuance under the 2020 Plan.

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

Stock Options

Stock option activity under the Plans, including the EPA Program discussed below, is as follows:

	Number of Shares Outstanding (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Intrinsic value (in thousands)
Balance as of December 31, 2023 (1)	42,141	$9.60	5.48
Cancelled and forfeited (2)	(9,241)	23.04
Expired	(42)	6.23
Exercised	(8,815)	1.65
Balance as of December 31, 2024	24,043	$7.36	4.21	$55,244
Vested and expected to vest as of December 31, 2024(3)	20,516	$4.66	3.74	$55,244
Vested and exercisable as of December 31, 2024	17,953	$2.24	3.30	$55,244

(1) This includes 15.1 million options granted and outstanding as of December 31, 2023 pursuant to the EPA Program.

(2) This includes 9.2 million options forfeited under the EPA Program.

(3) This includes 2.4 million options granted pursuant to the EPA Program that are expected to vest as of December 31, 2024. None of the options granted pursuant to the EPA Program were vested and exercisable as of December 31, 2024.

There were no options granted during the year ended December 31, 2024 or December 31, 2023. Options with a weighted average fair value of $4.93 per share were granted during the year ended December 31, 2022.

The aggregate intrinsic value of options exercised during the years ended December 31, 2024, December 31, 2023 and December 31, 2022 was $39.9 million and $49.8 million and $42.0 million, respectively.

Additional information regarding options outstanding as of December 31, 2024, is as follows:

Range of Exercise Price per Share	Number of Options Outstanding (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
$1.05 - $1.35	10,248	$1.32	2.14
$2.38	5,541	$2.38	4.51
$6.23	2,375	$6.23	5.67
$23.04	5,879	$23.04	6.96
	24,043	$7.36	4.21

QuantumScape Corporation

Notes to Consolidated Financial Statements — Continued

December 31, 2024

Stock-based compensation expense is based on the grant-date fair value. The Company recognizes compensation expense for awards with only service conditions on a straight-line basis over the requisite service period of the awards, which is generally the option vesting term of four years.

Excluding options granted pursuant to the EPA Program, as of December 31, 2024, the Company had unrecognized stock-based compensation of $0.6 million related to unvested stock options that are expected to be recognized over an estimated weighted average period of 0.7 years.

There were no options granted in the year ended December 31, 2024 or December 31, 2023. The following weighted average assumptions were used as inputs to the Monte Carlo simulation in determining the estimated grant-date fair value of the Company’s stock options for the year ended December 31, 2022:

Year Ended December 31,
2022
Volatility	98.69%
Risk-free interest rate	3.52%
Expected dividend	—
Cost of equity	14.62%
Weighted average fair value at grant date	$4.93

All options granted during the year ended December 31, 2022 were granted pursuant to the EPA Program and were valued using a Monte Carlo simulation. The Monte Carlo simulation used in the valuation of the options required the Company to make assumptions and judgements about the variables used in the calculation including the expected term, volatility of the Company’s common stock and cost of equity. The Company estimated expected term based on the midpoint between the time of vesting and the remaining time to expiration of the option. Volatility is based on a blend of (i) the Company’s historical volatility from daily closing stock prices given increased trading history and (ii) the Company’s implied volatility from exchange traded options. Cost of equity is calculated using (i) risk-free rate, (ii) average peer group market beta and (iii) the market-risk premium.

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

QuantumScape Corporation

Notes to Consolidated Financial Statements — Continued

December 31, 2024

Business Milestones

The compensation committee of the Board selected the following eleven business milestones for the EPA Program, of which one new business milestone must be achieved for each Tranche.

•
Delivery of an A-sample battery cell that meets specifications agreed upon with an automaker
•
The validation by an auto maker of a completed B-sample battery cell (a B-sample battery cell is a functional, complete battery cell prototype produced from our pilot line)
•
Delivery of at least 1-gigawatt hour (GWh) of battery cells to a single customer
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

Vesting Tranches

Each of the five Tranches vests only if the Company first achieves a new business milestone from the eleven identified business milestones, and then achieves the next applicable stock price target within 10 years of the initial grants. Additionally, in order to vest in any Tranche, the participant generally must continue to provide service through the date of vesting in the same position, or a similar or higher role, as when the EPA Program awards are granted.

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

December 31, 2024

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

The Company accounts for the compensation expense associated with each Tranche when it determines that achievement of a related business milestone is considered probable. As of December 31, 2024, the business milestone for one Tranche had been achieved; however, because the related stock price target has not yet been achieved, no shares have vested to date. As of December 31, 2024, one other Tranche was considered probable.

In February 2024, the 8.4 million stock options granted to Mr. Jagdeep Singh under the Company’s EPA Program forfeited in accordance with the contractual terms upon the termination of his employment. For the year ended December 31, 2024, the Company recorded a credit in stock-based compensation expense of $13.4 million, primarily due to the reversal of the previously recognized expense of $17.6 million for the options where the requisite service period had not been completed at the time of forfeiture including options which Mr. Jagdeep Singh forfeited. For the years ended December 31, 2023 and December 31, 2022, the Company recorded stock-based compensation expense of $26.3 million and $49.4 million, respectively, related to the EPA Program. As of December 31, 2024, the Company had approximately $7.9 million of total unrecognized stock-based compensation expense for the business milestones currently achieved or considered probable of achievement, which will be recognized over an estimated weighted-average period of 2.1 years. As of December 31, 2024, the Company had approximately $55.0 million of total unrecognized stock-based compensation expense for the business milestones currently considered not probable of achievement.

Restricted Stock Units Activities

In 2023, the Company granted 4.4 million shares of restricted stock units with service and performance conditions (“PSU”) to members of the Company’s management team and certain other employees under the Company’s 2020 Plan. The performance conditions for these PSUs are related to the Company’s product development milestones through May 2026. These PSUs will expire in May 2026 if performance conditions are not met. In 2024, the Company granted 4.2 million shares of PSUs to members of the Company’s management team and certain other employees. The performance conditions for these PSUs are related to the Company’s product development milestones through May 2027. These PSUs will expire in May 2027 if performance conditions are not met. For the year ended December 31, 2024, the Company recorded stock-based compensation expense of $24.3 million, related to these PSUs, for the product development milestones currently achieved or considered probable of achievement. For the year ended December 31, 2023, the Company recorded stock-based compensation expense of $15.8 million, related to these PSUs, for the product development milestones considered probable of achievement.

The Company’s 2023 Bonus Plan was settled in the form of restricted stock units to employees upon the achievement of certain service and performance conditions. These performance conditions are related to the Company’s product development, operational, and business milestones for 2023. The stock-based compensation expense related to the 2023 Bonus Plan were recorded as liabilities under Accrued compensation and benefits prior to the settlement. During the year ended December 31, 2023, approximately 0.4 million restricted stock units were granted and vested under the 2023 Bonus Plan for the interim settlement, resulting in $2.9 million in additional paid in capital. Subsequent to 2023, a total of approximately 3.2 million restricted stock units were granted and vested under the 2023 Bonus Plan for the final settlement, resulting in approximately $20.4 million in additional paid in capital. For the year ended December 31, 2024, the Company recorded stock-based compensation expense of $2.6 million related to the 2023 Bonus Plan. For the year ended December 31, 2023, the Company recorded stock-based compensation expense of $20.7 million, related to the 2023 Bonus Plan.

QuantumScape Corporation

Notes to Consolidated Financial Statements — Continued

December 31, 2024

A portion of the Company’s 2024 Bonus Plan will be settled in the form of restricted stock units to eligible employees upon the achievement of certain service and performance conditions. For the year ended December 31, 2024, the Company recorded stock-based compensation expense of $19.7 million, related to the 2024 Bonus Plan for the performance conditions achieved as of December 31, 2024. During the year ended December 31, 2024, approximately 0.4 million restricted stock units were granted and vested under the 2024 Bonus Plan for the interim settlement, resulting in $2.8 million in additional paid in capital. The remaining stock-based compensation expense of $16.9 million related to the 2024 Bonus Plan are recorded as liabilities under Accrued compensation and benefits in the Consolidated Balance Sheets as of December 31, 2024, and will be reclassified to additional paid-in capital upon issuance of the restricted stock units.

Restricted stock units with service conditions only (“RSU”) and PSU activities under the Plans are as follows:

	RSUs Outstanding		PSUs Outstanding
	Number of Units (in thousands)	Weighted Average Grant Date Fair Value	Number of Units (in thousands)	Weighted Average Grant Date Fair Value
Balance as of December 31, 2023	23,003	$9.99	4,319	$7.65
Granted	17,068	5.97	7,794	6.42
Vested	(9,919)	10.37	(4,656)	6.70
Forfeited	(3,277)	8.28	(882)	7.21
Balance as of December 31, 2024	26,875	$7.51	6,575	$6.92

The fair value of RSUs which vested during the years ended December 31, 2024, December 31, 2023 and December 31, 2022 was $58.3 million, $68.1 million and $65.5 million, respectively. The fair value of PSUs which vested during the year ended December 31, 2024 was $29.3 million in total, consisting of the final settlement under the 2023 Bonus Plan, the interim settlement under the 2024 Bonus Plan, and the PSUs granted to members of the Company’s management team and certain other employees. The fair value of PSUs which vested during the year ended December 31, 2023 was $2.9 million, which was the interim settlement under the 2023 Bonus Plan. No PSUs were granted during the year ended December 31, 2022.

As of December 31, 2024, unrecognized compensation costs related to unvested RSUs and PSUs were $182.4 million and $13.5 million, respectively, and are expected to be recognized over a weighted average period of 2.5 years and 1.3 years, respectively.

Stock-Based Compensation Expense

Total stock-based compensation expense recognized in the accompanying Consolidated Statements of Operations and Comprehensive Loss for all awards is as follows (amounts in thousands):

	Year Ended December 31,
	2024	2023	2022
Research and development	$97,947	$94,285	$62,892
General and administrative	46,706	72,012	64,218
Total stock-based compensation expense	$144,653	$166,297	$127,110

QuantumScape Corporation

Notes to Consolidated Financial Statements — Continued

December 31, 2024

Note 9. Earnings (Loss) Per Share

Basic net loss per share is computed by dividing the net loss by the weighted-average number of shares of common stock outstanding during the period. Diluted earnings per share adjusts basic earnings per share for the potentially dilutive impact of stock options. As the Company has reported a loss for the year ended December 31, 2024, potentially dilutive securities, are antidilutive and accordingly, basic net loss per share equals diluted net loss per share.

The following table sets forth the computation of basic and diluted loss per Class A Common Stock and Class B Common Stock (amounts in thousands, except per share amounts):

	Year Ended December 31,
	2024	2023	2022
Numerator:
Net loss attributable to common stockholders	$(477,857)	$(445,145)	$(411,907)
Denominator:
Weighted average Class A and Class B Common Stock outstanding - Basic and Diluted	508,102	462,239	432,973
Net loss per share attributable to Class A and Class B Common stockholders - Basic and Diluted	$(0.94)	$(0.96)	$(0.95)

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

The following table presents the potential common stock outstanding that was excluded from the computation of diluted net loss per share of common stock as of the periods presented because including them would have been antidilutive (amounts in thousands):

	Year Ended December 31,
	2024	2023	2022
Options	24,043	42,141	50,124
RSUs	26,875	23,003	16,563
PSUs	10,541	7,259	—
Total	61,459	72,403	66,687

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

QuantumScape Corporation

Notes to Consolidated Financial Statements — Continued

December 31, 2024

The following table sets forth the change in redeemable non-controlling interest for years ended December 31, 2024, 2023 and 2022 (amounts in thousands):

Redeemable Non-Controlling Interest
Balance as of December 31, 2021	$1,693
Net income attributable to redeemable non-controlling interest in QSV	11
Balance as of December 31, 2022	$1,704
Net income attributable to redeemable non-controlling interest in QSV	66
Balance as of December 31, 2023	$1,770
Net loss attributable to redeemable non-controlling interest in QSV	(85)
Dissolution of joint venture	(1,685)
Balance as of December 31, 2024	$—

Pursuant to the JV Termination Agreement, the earmark restrictions on $134.0 million of funds previously reserved by the Company for future contribution to the JV Entity were removed.

Note 11. Income Taxes

The Company has no domestic provision for income taxes for the years ended December 31, 2024, December 31, 2023 and December 31, 2022. The Company has no domestic current tax expense from losses generated in the U.S. and no deferred expense from the valuation allowance. The Company established a foreign subsidiary in Japan during the year ended December 31, 2021. The foreign tax provision for the years ended December 31, 2024, December 31, 2023 and December 31, 2022 is not material.

A reconciliation from U.S. statutory rate of 21% to the effective rate is as follows:

	Year Ended December 31,
	2024	2023	2022

Federal Statutory rate	21.0%	21.0%	21.0%
State tax expense	7.0%	7.0%	7.0%
Stock-based compensation	(0.9%)	0.1%	1.7%
Research and development tax credit	1.8%	3.1%	2.7%
Permanent tax items	0.0%	(0.1%)	(0.1%)
Prior year deferred true-up	(0.1%)	0.0%	4.6%
Foreign income taxes at rates other than the US rate	0.1%	0.0%	0.0%
Sec. 162(m) wage limitation	(1.5%)	(7.3%)	(2.2%)
Change to valuation allowance	(27.4%)	(23.8%)	(34.7%)
Effective tax rate	0.0%	0.0%	0.0%

QuantumScape Corporation

Notes to Consolidated Financial Statements — Continued

December 31, 2024

Significant components of the Company’s net deferred tax assets as of December 31, 2024 and December 31, 2023, are as follows (amounts in thousands):

	Year Ended December 31,
	2024	2023
Deferred tax assets:
Net operating losses	$479,714	$400,678
Tax credits	84,574	72,409
Accruals and stock-based compensation	25,875	20,610
Lease liability	28,714	29,953
Section 174 capitalized research & development	117,456	82,303
Gross deferred tax assets	736,333	605,953
Valuation allowance	(674,155)	(544,408)
Total deferred tax assets	$62,178	$61,545
Deferred tax liabilities:
Right of use assets	$(20,273)	$(22,382)
Intangibles	(1,011)	(915)
Fixed assets	(39,803)	(38,248)
Total deferred tax liabilities	(61,087)	(61,545)
Total net deferred tax assets	$1,091	$—

Recognition of deferred tax assets is appropriate when realization of such assets is more likely than not. Based upon the weight of available evidence, which includes the Company’s historical operating performance, cumulative net losses, and projected future losses, the Company has provided a full valuation allowance against its U.S. deferred tax assets. The Company’s valuation allowance increased by $129.7 million and $106.2 million for the years ended December 31, 2024 and December 31, 2023, respectively. A reconciliation of the beginning and ending balances of the valuation allowance is as follows (amounts in thousands):

	Year Ended December 31,
	2024	2023
Beginning of the year	$(544,408)	$(438,212)
Increase	(129,747)	(106,196)
End of the year	$(674,155)	$(544,408)

As of December 31, 2024, the Company had U.S. federal and state net operating loss carryforwards of approximately $1.6 billion and $1.9 billion, respectively. The U.S. federal net operating loss carryforwards of $170.2 million generated prior to 2018 will expire at various dates beginning in 2030, if not utilized. The remaining U.S. federal net operating loss carryforwards of $1.5 billion can be carried forward indefinitely. The state net operating loss carryforwards will expire at various dates beginning in 2030, if not utilized.

In the event of a change in ownership, as defined under federal and state tax laws, the Company's net operating loss and tax credit carryforwards could be subject to annual limitations. The annual limitations could result in the expiration of the net operating loss and tax credit carryforwards prior to utilization.

As of December 31, 2024, the Company also has U.S. federal and California research and development credits of $101.8 million and $72.3 million, respectively. The U.S. federal tax credit carryforwards will expire beginning in 2031, if not utilized. The state tax credit carryforwards do not expire.

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

A reconciliation of the beginning and ending balances of unrecognized tax benefits is as follows (amounts in thousands):

QuantumScape Corporation

Notes to Consolidated Financial Statements — Continued

December 31, 2024

	Year Ended December 31,
	2024	2023	2022
Beginning of the year	$68,057	$52,802	$32,172
Increase—current year positions	14,826	15,113	12,388
Decrease—current year positions	—	—	(5,056)
Increase—prior year positions	—	142	13,298
Decrease—prior year positions	(1,488)	—	—
End of the year	$81,395	$68,057	$52,802

Due to the Company’s full valuation allowance, the unrecognized tax benefits would not materially impact the Company’s effective tax rate when recognized. The Company does not anticipate the total amounts of unrecognized tax benefits will significantly increase or decrease in the next 12 months.

The Company’s policy is to classify interest and penalties associated with uncertain tax positions, if any, as a component of its income tax provision. For the years ended December 31, 2024, 2023 and 2022, the Company had no interest or penalties related to unrecognized tax benefits.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2024, the end of the period covered by this Report. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered by this Report, our disclosure controls and procedures were effective.

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

Our management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2024. In making this assessment, management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) (2013 framework).

Based on this assessment, our management concluded that our internal control over financial reporting was effective as of December 31, 2024.

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarterly period ended December 31, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

Securities Trading Plans of Directors and Executive Officers

During our last fiscal quarter, none of our directors or officers, as defined in Rule 16a-1(f), adopted and/or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as defined in Regulation S-K Item 408.

Extraordinary Performance Award Waivers

On February 24, 2025, each of the following current named executive officers—Kevin Hettrich, Timothy Holme and Mohit Singh—and certain other senior employees entered into agreements with the Company to waive the stock options granted to them under the Company’s 2021 Extraordinary Performance Award Program. The total number of shares of the Company’s Class A Common Stock underlying such waived stock options was 3,989,584.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

None.

PART III

In accordance with General Instruction G.(3) of Form 10-K certain information required by this Part III will either be incorporated into this Report by reference to our definitive proxy statement for our 2025 Annual Meeting of Stockholders filed within 120 days after December 31, 2024 or will be included in an amendment to this Report filed within 120 days after December 31, 2024.

Item 10. Directors, Executive Officers and Corporate Governance.

The information that is responsive to this Item 10 of Form 10-K will be included in our 2025 Proxy Statement and is incorporated herein by reference.

Item 11. Executive Compensation

The information that is responsive to this Item 11 of Form 10-K will be included in our 2025 Proxy Statement and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information that is responsive to this Item 12 of Form 10-K will be included in our 2025 Proxy Statement and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information that is responsive to this Item 13 of Form 10-K will be included in our 2025 Proxy Statement and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services.

The information that is responsive to this Item 14 of Form 10-K will be included in our 2025 Proxy Statement and is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a) List the following documents filed as a part of the report:

(1) Financial Statements:

(2) Financial Statement Schedules. None.

(3) The exhibits listed below are filed as part of this Report are incorporated herein by reference, in each case as indicated below.

Exhibit Index

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date

2.1	Business Combination Agreement, dated as of September 2, 2020, by and among Kensington Capital Acquisition Corp., Kensington Capital Merger Sub Corp. and Legacy QuantumScape.	S-4/A	333-248930	2.1	November 12, 2020

2.2	Amendment No. 1 to Business Combination Agreement, dated as of September 21, 2020, by and among Kensington Capital Acquisition Corp., Kensington Capital Merger Sub Corp. and Legacy QuantumScape.	S-4/A	333-248930	2.2	November 12, 2020

3.1	Amended and Restated Certificate of Incorporation of the Company, as amended.	10-Q	001-39345	3.1	July 26, 2024

3.2	Amended and Restated Bylaws of the Company.	8-K	001-39345	3.1	October 25, 2022

4.1	Specimen Common Stock Certificate.	8-K	001-39345	4.1	December 2, 2020

4.2	Description of Securities.	10-K	001-39345	4.4	February 28, 2022

10.1#	Collaboration Agreement, dated as of July 5, 2024, by and between QuantumScape Battery, Inc. and PowerCo SE.	8-K	001-39345	10.1	July 11, 2024

10.2	Amended and Restated Letter Agreement, dated as of July 5, 2024, by and among QuantumScape Battery, Inc., the Company and Volkswagen Group of America Investments, LLC.	8-K	001-39345	10.2	July 11, 2024

10.3	Joint Venture Termination and Release Agreement, dated as of July 5, 2024, by and among Volkswagen Group of America, Inc., Volkswagen Group of America Investments, LLC, the Company, Quantumscape Battery, Inc. and QSV Operations LLC.	8-K	001-39345	10.3	July 11, 2024

10.4	Registration Rights and Lock-up Agreement, dated as of September 2, 2020, by and among Kensington Capital Acquisition Corp. and the persons named therein.	8-K	001-39345	10.3	September 3, 2020

10.5	Lease, dated May 31, 2013, by and between SI 55, LLC and Legacy QuantumScape.	S-4/A	333-248930	10.18	November 12, 2020

10.6	Amendment to Lease, dated May 19, 2014, by and between SI 55, LLC and Legacy QuantumScape.	S-4/A	333-248930	10.19	November 12, 2020

10.7	Lease Agreement, dated April 2, 2021, between Exeter 1710 Automation, LLC and Legacy QuantumScape	S-1/A	333-251433	10.34	May 10, 2021

10.8	Second Amendment to Lease, dated June 22, 2021, between Legacy QuantumScape and SI 55, LLC.	8-K	001-39345	10.1	June 28, 2021

10.9	Guaranty of Lease, dated June 22, 2021, between Legacy QuantumScape and SI 55, LLC.	8-K	001-39345	10.2	June 28, 2021

10.10	Lease, dated November 1, 2021, by and between the 1750 Landlord and the Company	8-K	001-39345	10.1	November 5, 2021

10.11	Lease, dated November 1, 2021, by and between the 1756/62 Landlord and the Company	8-K	001-39345	10.2	November 5, 2021

10.12+	Offer Letter from Legacy QuantumScape to Timothy Holme, dated January 1, 2011.	S-4/A	333-248930	10.13	November 12, 2020

10.13+	Offer Letter from Legacy QuantumScape to Kevin Hettrich, dated October 11, 2011.	S-4/A	333-248930	10.14	November 12, 2020

10.14+	Offer Letter from Legacy QuantumScape to Michael McCarthy, dated December 21, 2012.	S-4/A	333-248930	10.16	November 12, 2020

10.15+	Offer Letter from Legacy QuantumScape to Mohit Singh, dated April 3, 2013.	S-4/A	333-248930	10.17	November 12, 2020

10.16+	Offer Letter from QuantumScape Battery, Inc. to Srinivasan Sivaram	10-Q	001-39345	10.2	October 27, 2023

10.17+	Form of Indemnification Agreement by and between the Registrant and its directors and officers.	8-K	001-39345	10.7	December 2, 2020

10.18+	The Registrant’s 2020 Equity Incentive Plan.	8-K	001-39345	10.8	December 2, 2020

10.19+	The Registrant’s 2020 Equity Incentive Plan — Form of Stock Option Agreement.	8-K	001-39345	10.9	December 2, 2020

10.20+	The Registrant’s 2020 Equity Incentive Plan — Form of Restricted Stock Unit Agreement.	8-K	001-39345	10.10	December 2, 2020

10.21+	The Registrant’s 2020 Equity Incentive Plan — Form of Restricted Stock Agreement.	8-K	001-39345	10.11	December 2, 2020

10.22+	The Registrant’s 2020 Employee Stock Purchase Plan.	8-K	001-39345	10.12	December 2, 2020

10.23+	Form of Performance Stock Option Agreement under the Extraordinary Performance Award Program	DEF 14A	001-39345	Appendix 1	November 8, 2021

10.24+	Employee Incentive Compensation Plan.	8-K	001-39345	10.1	March 15, 2021

10.25+	Form of Change in Control and Severance Agreement.	8-K	001-39345	10.2	March 15, 2021

10.26	Distribution Agreement, dated February 28, 2023 by and between QuantumScape Corporation and J.P. Morgan Securities LLC.	8-K	001-39345	1.1	February 28, 2023
10.27	Distribution Agreement, dated February 28, 2023, by and between QuantumScape Corporation and Cowen and Company, LLC.	8-K	001-39345	1.2	February 28, 2023
10.28	Distribution Agreement, dated February 28, 2023, by and between QuantumScape Corporation and Deutsche Bank Securities Inc.	8-K	001-39345	1.3	February 28, 2023
10.29	Distribution Agreement, dated February 28, 2023, by and between QuantumScape Corporation and UBS Securities LLC.	8-K	001-39345	1.4	February 28, 2023
10.30* +	The Registrant’s Outside Director Compensation Policy
19.1*	QuantumScape Corporation Insider Trading Policy
21.1*	List of Subsidiaries of the Registrant

23.1*	Consent of Independent Registered Public Accounting Firm, Ernst & Young LLP.

24.1*	Power of Attorney (included in signature page).

31.1*	Rule 13a-14(a) /15(d)-14(a) Certification of Principal Executive Officer.

31.2*	Rule 13a-14(a) /15(d)-14(a) Certification of Principal Financial Officer.

32.1†	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2†	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97.1	Compensation Recovery Policy	10-K	001-39345	97.1	February 27, 2024

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbases Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.
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

QuantumScape Corporation

Date: February 26, 2025	By:	/s/ Siva Sivaram
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

Name	Title	Date

/s/ Siva Sivaram	President, Chief Executive Officer and Director	February 26, 2025
Siva Sivaram	(Principal Executive Officer)

/s/ Kevin Hettrich	Chief Financial Officer	February 26, 2025
Kevin Hettrich	(Principal Financial and Accounting Officer)

/s/ Brad Buss	Director	February 26, 2025
Brad Buss

/s/ Jeneanne Hanley	Director	February 26, 2025
Jeneanne Hanley

/s/ Susan Huppertz	Director	February 26, 2025
Susan Huppertz

/s/ Jürgen Leohold	Director	February 26, 2025
Jürgen Leohold

/s/ Gena Lovett	Director	February 26, 2025
Gena Lovett

/s/ Günther Mendl	Director	February 26, 2025
Günther Mendl

/s/ Fritz Prinz	Director	February 26, 2025
Fritz Prinz

/s/ Sebastian Schebera	Director	February 26, 2025
Sebastian Schebera

/s/ Dipender Saluja	Director	February 26, 2025
Dipender Saluja

/s/ Dennis Segers	Director	February 26, 2025
Dennis Segers

/s/ JB Straubel	Director	February 26, 2025
JB Straubel