Form 10-Q
period 2025-03-31
QuantumScape Corp
filed 2025-04-25
CIK 1811414

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

The number of shares of the registrant’s Class A Common Stock, par value $0.0001 per share outstanding was 515,685,016, and the number of shares of the registrant’s Class B Common Stock, par value $0.0001 per share outstanding was 43,241,267, as of April 18, 2025.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Unless the context otherwise requires, all references to “QuantumScape,” “we,” “us,” “our,” or the “Company” in this Quarterly Report on Form 10-Q (this “Report”) refer to QuantumScape Corporation and its subsidiaries.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

QuantumScape Corporation

Condensed Consolidated Balance Sheets (Unaudited)

(In Thousands, Except per Share Amounts)

	March 31,	December 31,
	2025	2024
Assets
Current assets
Cash and cash equivalents	$153,555	$140,866
Marketable securities	706,754	769,901
Prepaid expenses and other current assets	11,173	11,519
Total current assets	871,482	922,286
Property and equipment, net	289,465	299,992
Right-of-use assets - finance lease	21,549	22,267
Right-of-use assets - operating lease	50,144	51,472
Other assets	26,252	26,378
Total assets	$1,258,892	$1,322,395
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$7,786	$6,466
Accrued liabilities	22,176	17,447
Accrued compensation and benefits	13,332	32,212
Operating lease liability, short-term	5,693	5,526
Finance lease liability, short-term	3,319	3,233
Total current liabilities	52,306	64,884
Operating lease liability, long-term	51,474	52,913
Finance lease liability, long-term	30,995	31,865
Other liabilities	15,519	14,886
Total liabilities	150,294	164,548
Commitment and contingencies (see Note 7)
Stockholders’ equity
Preferred stock- $0.0001 par value; 100,000 shares authorized, none issued and outstanding as of March 31, 2025 and December 31, 2024	—	—
Common stock - $0.0001 par value; 1,250,000 shares authorized (1,000,000 Class A and 250,000 Class B); 515,661 Class A and 43,241 Class B shares issued and outstanding as of March 31, 2025, 487,883 Class A and 54,666 Class B shares issued and outstanding as of December 31, 2024	56	54
Additional paid-in-capital	4,581,379	4,515,879
Accumulated other comprehensive income	100	428
Accumulated deficit	(3,472,937)	(3,358,514)
Total stockholders’ equity	1,108,598	1,157,847
Total liabilities and stockholders’ equity	$1,258,892	$1,322,395

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

QuantumScape Corporation

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) (Unaudited)

(In Thousands, Except per Share Amounts)

	Three Months Ended March 31,
	2025	2024
Operating expenses:
Research and development	$95,589	$83,847
General and administrative	27,986	48,054
Total operating expenses	123,575	131,901
Loss from operations	(123,575)	(131,901)
Other income (expense):
Interest expense	(528)	(572)
Interest income	9,769	12,065
Other expense, net	(89)	(220)
Total other income	9,152	11,273
Net loss	(114,423)	(120,628)
Less: Net income attributable to non-controlling interest, net of tax of $0	—	20
Net loss attributable to common stockholders	$(114,423)	$(120,648)
Net loss	$(114,423)	$(120,628)
Other comprehensive income (loss):
Unrealized gain (loss) on marketable securities	(328)	1,490
Total comprehensive loss	(114,751)	(119,138)
Less: Comprehensive income attributable to non-controlling interest	—	20
Comprehensive loss attributable to common stockholders	$(114,751)	$(119,158)
Basic and Diluted net loss per share	$(0.21)	$(0.24)
Basic and Diluted weighted-average common shares outstanding	548,006	496,145

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

QuantumScape Corporation

Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)

(In Thousands)

	Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
Three Months Ended March 31, 2025	Shares	Amount	Capital	Deficit	Income	Equity
Balance as of December 31, 2024	542,549	$54	$4,515,879	$(3,358,514)	$428	$1,157,847
Exercise of stock options	8,082	1	11,181	—	—	11,182
Shares issued upon vesting of restricted stock units	8,065	1	20,126	—	—	20,127
Shares issued under At-the-Market Offering, net of issuance costs	206	—	907	—	—	907
Stock-based compensation	—	—	33,286	—	—	33,286
Net loss	—	—	—	(114,423)	—	(114,423)
Unrealized loss on marketable securities	—	—	—	—	(328)	(328)
Balance as of March 31, 2025	558,902	$56	$4,581,379	$(3,472,937)	$100	$1,108,598

	Redeemable Non- Controlling	Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
Three Months Ended March 31, 2024	Interest	Shares	Amount	Capital	Deficit	Loss	Equity
Balance as of December 31, 2023	$1,770	493,031	$49	$4,221,892	$(2,880,657)	$(2,877)	$1,338,407
Exercise of stock options	—	1,201	—	1,948	—	—	1,948
Shares issued upon vesting of restricted stock units	—	5,255	1	20,216	—	—	20,217
Stock-based compensation	—	—	—	16,458	—	—	16,458
Net income (loss)	20	—	—	—	(120,648)	—	(120,648)
Unrealized gain on marketable securities	—	—	—	—	—	1,490	1,490
Balance as of March 31, 2024	$1,790	499,487	$50	$4,260,514	$(3,001,305)	$(1,387)	$1,257,872

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

QuantumScape Corporation

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In Thousands)

	Three Months Ended March 31,
	2025	2024
Operating activities
Net loss	$(114,423)	$(120,628)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	18,335	11,983
Amortization of right-of-use assets and non-cash lease expense	2,046	1,985
Amortization of premiums and accretion of discounts on marketable securities	(5,048)	(8,159)
Stock-based compensation expense	40,639	19,287
Other	40	107
Changes in operating assets and liabilities:
Prepaid expenses and other current assets and other assets	472	(22,679)
Accounts payable, accrued liabilities and accrued compensation and benefits	(1,532)	61,564
Operating lease liability	(1,272)	(1,261)
Other liabilities	(6)	(144)
Net cash used in operating activities	(60,749)	(57,945)
Investing activities
Purchases of property and equipment	(5,835)	(14,120)
Proceeds from maturities of marketable securities	281,220	384,639
Proceeds from sales of marketable securities	—	1,245
Purchases of marketable securities	(213,352)	(265,265)
Net cash provided by investing activities	62,033	106,499
Financing activities
Proceeds from exercise of stock options	11,182	1,948
Proceeds from issuance of common stock, net of issuance costs paid	1,007	—
Principal payment for finance lease	(784)	(705)
Net cash provided by financing activities	11,405	1,243
Net increase in cash, cash equivalents and restricted cash	12,689	49,797
Cash, cash equivalents and restricted cash at beginning of period	158,914	160,572
Cash, cash equivalents and restricted cash at end of period	$171,603	$210,369
Supplemental disclosure:
Cash paid for interest	$528	$572
Purchases of property and equipment, not yet paid	$4,624	$9,772
Common stock issuance costs, accrued but not paid	$110	$—

The following table presents the Company’s cash, cash equivalents and restricted cash by category in the Company’s Condensed Consolidated Balance Sheets (Unaudited) (amounts in thousands):

	As of March 31,
	2025	2024
Cash and cash equivalents	$153,555	$192,321
Other assets	18,048	18,048
Total cash, cash equivalents and restricted cash	$171,603	$210,369

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

QuantumScape Corporation

Notes to Condensed Consolidated Financial Statements (Unaudited)

March 31, 2025

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

The Company is focused on the development and commercialization of its solid-state lithium-metal batteries. Planned principal operations have not yet commenced. As of March 31, 2025, the Company had not derived revenue from its principal business activities.

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

Since 2012, the Company has had a relationship with the Volkswagen Group, including its affiliates Volkswagen Group of America, Inc. (“VWGoA”) and Volkswagen Group of America Investments, LLC (“VGA”), collectively referred to as “Volkswagen.” Volkswagen as a related party stockholder is an approximately 26.2% and 24.0% voting interest holder of the Company as of March 31, 2025 and December 31, 2024, respectively.

All intercompany accounts and transactions are eliminated in consolidation.

Use of Estimates

The preparation of financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of commitments and contingencies at the date of the financial statements as well as reported amounts of expenses during the reporting periods. Estimates made by the Company include, but are not limited to, those related to the determination of business milestone achievement dates related to stock awards with performance conditions, among others. The Company bases these estimates on historical experience and on various other assumptions that it believes are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying amounts of assets and liabilities that are not readily apparent from other sources. Actual results could differ materially from those estimates.

Unaudited Interim Condensed Consolidated Financial Statements

The accompanying interim Condensed Consolidated Balance Sheets as of March 31, 2025, the interim Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), the interim Condensed Consolidated Statements of Stockholders’ Equity for the three months ended March 31, 2025 and 2024, and the interim Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2025 and 2024, are unaudited. The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited annual consolidated financial statements and, in management’s opinion, include adjustments consisting of only normal recurring adjustments necessary for the fair statement of the Company’s financial position as of March 31, 2025 and its results of operations for the three months ended March 31, 2025 and 2024, and cash flows for the three months ended March 31, 2025 and 2024. The financial data and the other financial information disclosed in the notes to these condensed consolidated financial statements related to the three-month period is also unaudited. The results of operations for the three months ended March 31, 2025 and 2024 are not necessarily indicative of the results to be expected for the full fiscal year or any other period.

These unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the related notes included in the Company’s audited annual consolidated financial statements for the year ended December 31, 2024, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, filed on February 26, 2025 (the “Annual Report”).

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to credit risk consist principally of cash and cash equivalents and marketable securities. As of March 31, 2025 and December 31, 2024, approximately $105.7 million and $78.7 million of our total cash and cash equivalents and marketable securities, are held in U.S. money market funds, and $641.8 million and $695.5 million are invested in U.S. government and agency securities, respectively. The Company seeks to mitigate its credit risk with respect to cash and cash equivalents and marketable securities by making deposits with what we believe to be large, reputable financial institutions and investing in high credit rated shorter-term instruments.

Cash and Cash Equivalents and Restricted Cash

Management considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

Restricted cash is maintained under an agreement that legally restricts the use of such funds and is reported within other assets as the date of availability or disbursement for all restricted cash is more than one year from March 31, 2025.

Restricted cash is comprised of $18.0 million as of both March 31, 2025 and March 31, 2024, all of which is pledged as a form of security for the Company’s lease agreements for its facilities. The restricted cash is maintained in certificates of deposits as of March 31, 2025.

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

Impairment of Long-Lived Assets

The Company evaluates the carrying value of long-lived assets when indicators of impairment exist. The carrying value of a long-lived asset is considered impaired when the estimated separately identifiable, undiscounted cash flows from such an asset are less than the carrying value of the asset. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair value of the long-lived asset. There were no material impairment charges in the three months ended March 31, 2025 and 2024.

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

The Company has determined that it operates in one operating segment and one reportable segment, as the CODM reviews financial information presented on a consolidated basis. The operating segment has not derived revenue from its business activities as of March 31, 2025. The CODM uses net loss for purposes of making operating decisions, allocating resources, and evaluating financial performance. Significant expenses include non-cash stock-based compensation and depreciation and amortization, which are reflected in the Consolidated Statement of Cash Flows for the three months ended March 31, 2025, and 2024. Significant expenses also include personnel costs of $37.9 million, and $38.1 million, respectively, for the three months ended March 31, 2025, and 2024; and professional services and legal contingency of $3.3 million, and $40.5 million, respectively, for the three months ended March 31, 2025, and 2024. Other expenses include materials, facilities, other research, development, and administrative expenses, which are recorded within operating expenses. Other segment items included in consolidated net loss are interest income, interest expense, and other expense, net, which are reflected in the Consolidated Statements of Operations and Comprehensive Income (Loss) for the three months ended March 31, 2025, and 2024.

The long-lived assets outside of United States are not material as of March 31, 2025. The measure of segment assets is reported on the balance sheet as total consolidated assets. Refer to the Consolidated Balance Sheets as of March 31, 2025 and December 31, 2024 for total consolidated assets.

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

The ESPP provides eligible employees with the opportunity to purchase shares of the Company’s Class A Common Stock at a discount through payroll deductions. There were no shares purchased under the ESPP during the three months ended March 31, 2025. As of March 31, 2025, 9.3 million shares of Class A Common Stock were reserved for future issuance under the ESPP.

The Company has established the corporate bonus plan since 2023 to settle in the form of restricted stock units to eligible employees upon the achievement of certain service and performance conditions (“the Bonus Plan”). The awards under the Bonus Plan are classified as a liability prior to the settlement of vested restricted stock units, upon which the liability is reclassified into equity. The Company recognizes compensation expense for the annual Bonus Plan to be settled in restricted stock units on a straight-line basis over the requisite service period of approximately a year. The Bonus Plan awards are measured at the grant date fair value, i.e., the closing price of the Company’s Class A Common Stock on the grant date, which is the settlement date.

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

The Company has no provision for income taxes for the three months ended March 31, 2025 and 2024. The Company has no current tax expense from losses and no deferred expense from the valuation allowance. The Company’s effective tax rate differs from the U.S. statutory rate primarily due to a valuation allowance against its net deferred tax assets as it is more likely than not that some or all of the deferred tax assets will not be realized.

Note 3. Recent Accounting Pronouncements

Recently Adopted Accounting Pronouncements

In August 2023, the FASB issued ASU 2023-05, Business Combinations - Joint Venture Formations (Subtopic 805-60): Recognition and Initial Measurement, which addresses the accounting for contributions made to a joint venture, upon formation, in a joint venture’s separate financial statements. The ASU is effective prospectively for all joint venture formations with a formation date on or after January 1, 2025. Additionally, a joint venture that was formed before January 1, 2025 may elect to apply the amendments retrospectively. Early adoption is permitted, either prospectively or retrospectively. The Company adopted this guidance in the first quarter of fiscal 2025. The adoption of such guidance had no impact on the Company’s consolidated financial statements as the Company does not have any joint venture as of March 31, 2025.

Recent Accounting Pronouncements Not Yet Adopted

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

Note 4. Fair Value Measurement

The Company’s financial assets subject to fair value measurements on a recurring basis and the level of inputs used for such measurements were as follows (amounts in thousands):

	Fair Value Measured as of March 31, 2025
	Level 1	Level 2	Total
Assets included in:
Money market funds(1)	$105,716	$—	$105,716
Commercial paper(2)	—	45,234	45,234
U.S. government and agency securities(2)	—	641,808	641,808
Corporate notes and bonds(2)	—	52,006	52,006
Total fair value	$105,716	$739,048	$844,764

	Fair Value Measured as of December 31, 2024
	Level 1	Level 2	Total
Assets included in:
Money market funds(1)	$78,736	$—	$78,736
Commercial paper(2)	—	61,926	61,926
U.S. government and agency securities(2)	—	695,504	695,504
Corporate notes and bonds(2)	—	54,615	54,615
Total fair value	$78,736	$812,045	$890,781

(1)
Money market funds are included in cash and cash equivalents on the Condensed Consolidated Balance Sheets.
(2)
Marketable securities consist of commercial paper, U.S. government and agency securities, corporate notes and bonds. As of March 31, 2025 and December 31, 2024, marketable securities with original maturities of three months or less of $32.3 million and $42.1 million, respectively, are included in cash and cash equivalents on the Condensed Consolidated Balance Sheets.

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

The Company had no financial liabilities subject to fair value measurements on a recurring basis as of March 31, 2025 and December 31, 2024.

There have been no changes to the valuation methods utilized during the three months ended March 31, 2025. As of March 31, 2025 and December 31, 2024, the carrying values of cash and cash equivalents, accounts payable and accrued liabilities approximate their respective fair values due to their short-term nature.

Marketable Securities

The following table summarizes, by major security type, the Company’s assets that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy. Amortized cost net of unrealized gain (loss) is equal to fair value as of March 31, 2025 and December 31, 2024. The fair value as of March 31, 2025 and December 31, 2024 are as follows (amounts in thousands):

	March 31, 2025
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Level 1 securities
Money market funds	$105,716	$—	$—	$105,716
Level 2 securities
Commercial paper	45,234	—	—	45,234
U.S. government and agency securities	641,706	133	(31)	641,808
Corporate notes and bonds	52,008	13	(15)	52,006
Total	$844,664	$146	$(46)	$844,764

	December 31, 2024
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Level 1 securities
Money market funds	$78,736	$—	$—	$78,736
Level 2 securities
Commercial paper	61,926	—	—	61,926
U.S. government and agency securities	695,082	436	(14)	695,504
Corporate notes and bonds	54,609	28	(22)	54,615
Total	$890,353	$464	$(36)	$890,781

Realized gains and losses and interest income from the investment are included in interest income.

The Company regularly reviews its available-for-sale marketable securities in an unrealized loss position and evaluates the current expected credit loss by considering factors such as historical experience, market data, issuer-specific factors, and current economic conditions. The following tables display additional information regarding gross unrealized losses and fair value by major security type for the 34 and 17 marketable securities in unrealized loss positions held by the Company as of March 31, 2025 and December 31, 2024, respectively (amounts in thousands):

	March 31, 2025
	Less than 12 Consecutive Months		12 Consecutive Months or Longer		Total
	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value
U.S. government and agency securities	$(31)	$296,666	$—	$—	$(31)	$296,666
Corporate notes and bonds	(15)	29,218	—	—	(15)	29,218
Total	$(46)	$325,884	$—	$—	$(46)	$325,884

	December 31, 2024
	Less than 12 Consecutive Months		12 Consecutive Months or Longer		Total
	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value
U.S. government and agency securities	$(14)	$96,988	$—	$—	$(14)	$96,988
Corporate notes and bonds	(19)	33,111	(3)	1,063	(22)	34,174
Total	$(33)	$130,099	$(3)	$1,063	$(36)	$131,162

The unrealized losses were attributable to changes in interest rates that impacted the value of the investments, and not increased credit risk. There were no sales of available-for-sale marketable securities during the three months ended March 31, 2025. During the three months ended March 31, 2024, the Company received proceeds of $1.2 million, including interest, from the sale of available-for-sale marketable securities. The Company realized immaterial gains as a result of such sales for the three months ended March 31, 2024. The Company does not intend to sell the investments that are in an unrealized loss position, nor is it more likely than not that the Company will be required to sell the investments before the recovery of the amortized cost basis, which may be its maturity. Accordingly, the Company did not record an allowance for credit losses associated with these investments.

The estimated amortized cost and fair value of available-for-sale securities by contractual maturity as of March 31, 2025 are as follows (amounts in thousands):

	March 31, 2025
	Amortized Cost	Fair Value
Due within one year	$844,664	$844,764
Due after one year and through five years	—	—
Total	$844,664	$844,764

Note 5. Balance Sheet Components:

Property and Equipment

Property and equipment as of March 31, 2025 and December 31, 2024 consisted of the following (amounts in thousands):

	March 31,	December 31
	2025	2024
Computer equipment, hardware, and software	$7,843	$7,831
Furniture and fixtures	122,968	107,886
Leasehold improvements	116,329	115,879
Machinery and equipment	172,649	161,460
Construction-in-progress	42,791	61,935
Property and equipment, gross	462,580	454,991
Accumulated depreciation and amortization	(173,115)	(154,999)
Property and equipment, net	$289,465	$299,992

Depreciation and amortization expense related to property and equipment was $18.1 million and $11.8 million for the three months ended March 31, 2025 and 2024, respectively.

Accrued Liabilities

Accrued liabilities as of March 31, 2025 and December 31, 2024 consisted of the following (amounts in thousands):

	March 31,	December 31,
	2025	2024
Litigation-related accrual	$11,950	$11,950
Other	10,226	5,497
Accrued liabilities	$22,176	$17,447

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

The Company’s leases do not have any contingent rent payments and do not contain residual value guarantees.

The components of lease related expense are as follows (amounts in thousands):

	Three Months Ended March 31,
Lease costs	2025	2024
Finance lease costs:
Amortization of right-of-use assets	$718	$718
Interest on lease liabilities	528	572
Operating lease costs	2,250	2,249
Variable lease costs	1,277	856
Total lease expense	$4,773	$4,395

The components of supplemental cash and non-cash information related to leases are as follows (amounts in thousands):

	Three Months Ended March 31,
	2025	2024
Operating outgoing cash flows - finance lease	$528	$572
Financing outgoing cash flows - finance lease	784	705
Operating outgoing cash flows - operating lease	2,248	2,188

The table below displays additional information for leases as of March 31, 2025 and December 31, 2024:

	March 31, 2025	December 31, 2024
Finance lease
Weighted-average remaining lease term - finance lease (in years)	7.5	7.8
Weighted-average discount rate - finance lease	6.06%	6.06%
Operating lease
Weighted-average remaining lease term - operating lease (in years)	7.4	7.7
Weighted-average discount rate - operating lease	6.34%	6.34%

As of March 31, 2025, future minimum payments during the next five years and thereafter are as follows (amounts in thousands):

Fiscal Year	Operating Leases	Finance Lease
2025 (remaining nine months)	$6,841	$3,959
2026	9,348	5,417
2027	9,575	5,566
2028	9,562	5,719
2029	9,686	5,876
2030	9,977	6,038
Thereafter	17,302	10,433
Total	72,291	43,008
Less present value discount	(15,124)	(8,694)
Lease liabilities	$57,167	$34,314

As the Company’s lease agreements do not provide an implicit rate, the Company used an estimated incremental borrowing rate that will be incurred to borrow on a collateralized basis over a similar term at the lease commencement date or modification date in determining the present value of lease payments.

Asset Retirement Obligations

The Company establishes assets and liabilities for the present value of estimated future costs to return certain of our leased facilities to their original condition upon the termination or expiration of a lease. The recognition of an asset retirement obligation requires the Company to make assumptions and judgments including the actions required to satisfy the liability, inflation rates and the credit-adjusted risk-free rate. The initially recognized asset retirement cost is amortized using the same method and useful life as the long-lived asset to which it relates. Accretion expense is recognized over time as the discounted liability is accreted to its expected settlement value. The Company recorded asset retirement obligation of approximately $13.1 million and $12.4 million as of March 31, 2025 and December 31, 2024, respectively, in Accrued liabilities in the Condensed Consolidated Balance Sheets.

Note 7. Commitments and Contingencies

From time to time, and in the ordinary course of business, the Company is subject to certain claims, charges and litigation concerning matters arising in connection with the conduct of the Company’s business activities.

Securities Class Action Litigation

Beginning in January 2021, class action lawsuits were filed in the United States District Court for the Northern District of California by purported purchasers of Company securities (together, the “Securities Class Action Litigation”). The lead plaintiff filed a consolidated complaint on June 21, 2021, which alleged a purported class that includes all persons who purchased or acquired our securities between November 27, 2020 and April 14, 2021. The consolidated complaint named the Company, its then-Chief Executive Officer, its Chief Financial Officer, and its Chief Technology Officer as defendants. The consolidated complaint alleges that the defendants purportedly made false and/or misleading statements and failed to disclose material adverse facts about the Company’s business, operations, and prospects, including information regarding the Company’s battery technology. In April 2024, the parties reached an agreement in principle to settle these consolidated actions. We recorded for the year ended December 31, 2024 a net charge of $24.5 million for the settlement of these actions. This net charge represents the gross settlement amount of $47.5 million and $0.4 million of related legal fees, offset by $23.4 million for amounts recovered under our applicable insurance policies. The court granted final approval of the settlement in January 2025 and final judgment was accordingly entered in the action. As of March 31, 2025, there is no outstanding liability related to this matter.

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

Delaware Class Action

A shareholder derivative suit was filed in the Court of Chancery of the State of Delaware on August 16, 2022, against former and current directors and officers of the Company and of Kensington. Defendants moved to dismiss the complaint. Plaintiff filed an amended complaint on March 3, 2023, this time seeking relief on behalf of a putative class of holders of Kensington Class A Common Stock who held such stock prior to the November 23, 2020 redemption deadline and were allegedly entitled to redeem their shares but did not. The amended class action complaint alleges that the defendants breached various duties to Kensington stockholders or aided and abetted such breaches. Defendants moved to dismiss the amended complaint on May 8, 2023, and a hearing was held on February 21, 2024. The Kensington Defendants’ motion to dismiss was denied. The Legacy QuantumScape Defendants’ motion to dismiss was denied as to two defendants and granted as to the others. In October 2024, the parties reached an agreement in principle to settle the action and a final approval hearing is scheduled for July 11, 2025.

Private Attorneys General Actions

The Company is a defendant in two Private Attorneys General Act (“PAGA”) wage-and-hour actions filed in Santa Clara County Superior Court by former employees, along with a related class action in arbitration. The complaints allege violations of California’s Labor Code. The actions are presently stayed. The Company denies the allegations. In April 2025, the parties reached an agreement in principle to settle the claims.

For many legal matters, particularly those in early stages, the Company cannot reasonably estimate the possible loss (or range of loss), if any. The Company records an accrual for legal matters at the time or times it determines that a loss is both probable and reasonably estimable. As of March 31, 2025 and December 31, 2024, the amount accrued for each matter was individually not material, and the aggregate amount accrued was approximately $12 million, respectively. Regarding matters for which no accrual has been made (including the potential for losses in excess of amounts accrued), the Company currently believes, based on its own investigations, that any losses (or ranges of losses) that are reasonably possible and estimable will not, in the aggregate, have a material adverse effect on its financial position, results of operations, or cash flows. However, the ultimate outcome of legal proceedings involves judgments, estimates, and inherent uncertainties and cannot be predicted with certainty. Should the ultimate outcome of any legal matter be unfavorable, the Company’s business, financial condition, results of operations, or cash flows could be materially and adversely affected. The Company may also incur substantial legal fees, which are expensed as incurred, in defending against legal claims.

Other commitments

The Company’s minimum purchase commitments consist of non-cancellable agreements to purchase goods and services, primarily for materials, and licenses and hosting services, entered into in the ordinary course of business.

As of March 31, 2025, future minimum purchase commitments in aggregate during the next five years and thereafter are as follows (amounts in thousands):

Fiscal Year	Minimum Purchase Commitments
2025 (remaining nine months)	$3,143
2026	2,142
2027	1,418
Thereafter	—
Total	$6,703

Note 8. Stockholders’ Equity

As of March 31, 2025 and December 31, 2024, 1,350,000,000 shares, $0.0001 par value per share are authorized, of which, 1,000,000,000 shares are designated as Class A Common Stock, 250,000,000 shares are designated as Class B Common Stock, and 100,000,000 shares are designated as Preferred Stock.

Common Stock

Holders of common stock are entitled to dividends when, as, and if, declared by the Company’s Board of Directors (the “Board”), subject to the rights of the holders of all classes of stock outstanding having priority rights to dividends. As of March 31, 2025, the Company had not declared any dividends. The holder of each share of Class A Common Stock is entitled to one vote, and the holder of each share of Class B Common Stock is entitled to ten votes.

In August 2023, the Company completed an underwritten public offering of 37.5 million shares of its Class A Common Stock for an aggregate purchase price of $288.2 million, net of issuance costs of $11.8 million (the “August 2023 Public Offering”).

In February 2023, the Company entered into separate Distribution Agreements with J.P. Morgan Securities LLC, Cowen and Company, LLC, Deutsche Bank Securities Inc. and UBS Securities LLC, as sales agents, pursuant to which the Company is able to, from time to time, issue and sell common stock with an aggregate offering price of up to $400 million (the “ATM offering”) under the prospectus supplement to the Form S-3 filed on February 28, 2023 (File No. 333-266419). During the year ended December 31, 2024, 24.9 million shares of the Company’s Class A Common Stock were sold pursuant to the ATM offering for aggregate proceeds of approximately $128.5 million, net of issuance costs paid. During the three months ended March 31, 2025, 0.2 million shares of Class A Common Stock were sold pursuant to the ATM offering for aggregate proceeds of approximately $1.0 million, net of issuance costs paid.

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

As of March 31, 2025, 136,592,934 shares of Class A Common Stock are authorized for issuance pursuant to awards under the 2020 Plan, plus any shares of Class A Common Stock subject to stock options, restricted stock units or other awards that were assumed in the Business Combination and terminate as a result of being unexercised or are forfeited or repurchased by the Company, with the maximum number of shares to be added to the 2020 Plan equal to 69,846,580 shares of Class A Common Stock.

Stock Options

Stock option activity under the Plans, including the EPA Program discussed below, is as follows:

	Number of Shares Outstanding (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Intrinsic value (in thousands)
Balance as of December 31, 2024(1)	24,043	$7.36	4.21
Cancelled and forfeited(2)	(3,990)	23.04	—
Expired	(1)	1.72	—
Exercised	(8,082)	1.38	—
Balance as of March 31, 2025	11,970	$6.17	4.37	$16,538
Vested and expected to vest as of March 31, 2025(3)	10,837	$4.41	4.12	$16,538
Vested and exercisable as of March 31, 2025	9,940	$2.96	3.91	$16,538

(1) This includes 5.9 million options granted and outstanding as of December 31, 2024 pursuant to the EPA Program.

(2) This represents options cancelled under the EPA Program.

(3) This includes 0.8 million options granted pursuant to the EPA Program that are expected to vest as of March 31, 2025. None of the options granted pursuant to the EPA Program were vested and exercisable as of March 31, 2025.

There were no options granted during the three months ended March 31, 2025 or March 31, 2024. The aggregate intrinsic value of options exercised during the three months ended March 31, 2025 and 2024 was $25.3 million and $6.3 million, respectively.

Excluding options granted pursuant to the EPA Program, as of March 31, 2025, the Company had stock-based compensation of $0.4 million related to unvested stock options not yet recognized that are expected to be recognized over an estimated weighted average period of 0.4 years.

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

The Company accounts for the compensation expense associated with each Tranche when it determines that achievement of a related business milestone is considered probable. As of March 31, 2025, the business milestone for one Tranche had been achieved; however, because the related stock price target has not yet been achieved, no shares have vested to date. As of March 31, 2025, one other Tranche was considered probable.

In February 2025, certain named executive officers and certain other senior employees entered into agreements with the Company to waive the stock options granted to them under the Company’s 2021 Extraordinary Performance Award Program. The total number of shares of the Company’s Class A Common Stock underlying such waived stock options was 3,989,584. As such, these stock options were cancelled in February 2025. The remaining number of shares outstanding under the EPA Program is approximately 1.9 million.

For the three months ended March 31, 2025, the Company recorded stock-based compensation expense of $6.0 million related to the EPA Program, including $5.7 million for the EPA awards cancelled in February 2025 where the unamortized expense was fully recognized. For the three months ended March 31, 2024, the Company recorded a credit in stock-based compensation expense of $14.9 million for the EPA Program, primarily due to the reversal of the previously recognized expense of $16.0 million for the options where the requisite service period had not been completed at the time of forfeiture. As of March 31, 2025, the Company had approximately $1.9 million of total unrecognized stock-based compensation expense for the business milestones currently achieved or considered probable of achievement, which will be recognized over an estimated weighted-average period of 2.0 years. As of March 31, 2025, the Company had approximately $9.4 million of total unrecognized stock-based compensation expense for the business milestones currently considered not probable of achievement.

Restricted Stock Units Activities

In 2023 and 2024, the Company granted 4.4 million and 4.2 million shares of restricted stock units with service and performance conditions (“PSU”), respectively, to members of the Company’s management team and certain other employees under the Company’s 2020 Plan. The performance conditions for these PSUs are related to the Company’s product development milestones through May 2026, and May 2027, respectively. These PSUs will expire in May 2026 and May 2027, respectively, if performance conditions are not met. No such PSUs were granted during the three months ended March 31, 2025. For the three months ended March 31, 2025 and 2024, the Company recorded stock-based compensation expense of $3.8 million and $5.2 million, respectively, related to these PSUs, for the product development milestones currently achieved or considered probable of achievement.

The Company’s Bonus Plan is settled in the form of restricted stock units to eligible employees upon the achievement of certain service and performance conditions. These performance conditions are related to the Company’s product development, operational, and business milestones for the year. The stock-based compensation expense related to the Bonus Plan were recorded as liabilities under Accrued compensation and benefits prior to the settlement of vested restricted stock units, upon which the liability is reclassified into equity. In February 2025, approximately 4.3 million restricted stock units were granted and vested under the 2024 Bonus Plan for final settlement, resulting in approximately $20.1 million in additional paid in capital. For the three months ended March 31, 2025 and March 31, 2024, the Company recorded stock-based compensation expense of approximately $7.4 million and $2.8 million, respectively, related to the current year and prior year Bonus Plans. No shares have been granted under the 2025 Bonus Plan as of March 31, 2025.

Restricted stock units with service conditions only (“RSU”) and PSU activities under the Plans are as follows:

	RSUs Outstanding		PSUs Outstanding
	Number of Units (in thousands)	Weighted Average Grant Date Fair Value	Number of Units (in thousands)	Weighted Average Grant Date Fair Value
Balance as of December 31, 2024	26,875	$7.51	6,575	$6.92
Granted	715	4.89	4,291	4.69
Vested	(2,780)	9.46	(5,285)	5.02
Forfeited	(1,491)	7.43	—	—
Balance as of March 31, 2025	23,319	$7.20	5,581	$7.01

The fair value of RSUs which vested during the three months ended March 31, 2025 and March 31, 2024 was $15.4 million and $15.3 million, respectively. The fair value of PSUs which vested during the three months ended March 31, 2025 was $25.6 million in total, consisting of the final settlement under the 2024 Bonus Plan and the PSUs granted to management team and certain other employees. The fair value of PSUs which vested during the three months ended March 31, 2024 was $20.2 million, which was the final settlement under the 2023 Bonus Plan.

As of March 31, 2025, unrecognized compensation costs related to unvested RSUs and PSUs were $152.1 million and $9.7 million, respectively, and are expected to be recognized over a weighted average period of 2.4 years and 1.4 years, respectively.

Stock-Based Compensation Expense

Total stock-based compensation expense recognized in the accompanying Condensed Consolidated Statements of Operations and Comprehensive Loss for all awards is as follows (amounts in thousands):

	Three Months Ended March 31,
	2025	2024
Research and development	$25,738	$20,648
General and administrative	14,901	(1,361)
Total stock-based compensation expense	$40,639	$19,287

Note 9. Earnings (Loss) Per Share

Basic net loss per share is computed by dividing the net loss by the weighted-average number of shares of common stock outstanding during the period. Diluted earnings per share adjusts basic earnings per share for the potentially dilutive impact of stock options. As the Company has reported a loss for the three months ended March 31, 2025 and 2024, potentially dilutive securities are antidilutive and accordingly, basic net loss per share equals diluted net loss per share.

The following table sets forth the computation of basic and diluted loss per Class A Common Stock and Class B Common Stock (amounts in thousands, except per share amounts):

	Three Months Ended March 31,
	2025	2024
Numerator:
Net loss attributable to common stockholders	$(114,423)	$(120,648)
Denominator:
Weighted average Class A and Class B Common Stock outstanding - Basic and Diluted	548,006	496,145
Net loss per share attributable to Class A and Class B Common stockholders - Basic and Diluted	$(0.21)	$(0.24)

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

The following table presents the potential common stock outstanding that was excluded from the computation of diluted net loss per share of common stock as of the periods presented because including them would have been antidilutive (amounts in thousands):

	As of March 31,
	2025	2024
Options	11,970	32,541
RSUs	23,319	22,278
PSUs	10,412	9,704
Total	45,701	64,523

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with our unaudited consolidated financial statements and the related notes appearing elsewhere in this Report. This discussion may contain forward-looking statements based upon current expectations that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth in the section titled “Risk Factors” as set forth in this Report. Unless the context otherwise requires, references in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” to “the Company”, “we”, “us” and “our” refer to the business and operations of QuantumScape Corporation and its consolidated subsidiaries.

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

We are a development-stage company with no revenue to date, have incurred a net loss from operations of approximately $123.6 million for the three months ended March 31, 2025, and an accumulated deficit of approximately $3.5 billion from our inception through March 31, 2025. We expect to incur significant expenses and continuing losses for the foreseeable future.

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

Our research and development currently includes programs for the following areas:

•
Continued improvement of the cathode. Our cathodes use a conventional cathode active material such as NMC mixed with a catholyte. We plan to benefit from industry cathode chemistry improvements and/or cost reduction, which in the future may include use of other cathode active materials, including cobalt-free compositions (e.g., LFP), as well as cathode processing advances such as dry electrode processing. Over the years, we have developed catholytes made of differing mixtures of organic liquid electrolyte in an effort to optimize performance across multiple metrics such as voltage, temperature, power, and safety, among others. We have tested solid, gel and liquid catholytes in our cells. The solid catholyte is part of our ongoing research and development investigation into inorganic catholytes. Our solid-state cathode platform is being designed to enable high rates of charge and discharge for even thicker cathode electrodes, which, when combined with a lithium-metal anode, may further increase cell energy densities.
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

•
Continued improvement in throughput. Increasing the volume of separator production results in the increased quantities to support internal development, prototype sampling to prospective customers, and supply chain development. We continue to invest and deploy resources to automate our manufacturing process, including purchasing higher throughput manufacturing equipment, that we expect will substantially improve our manufacturing processes and, as a result, increase throughput required for product qualification and to achieve the cost, performance and volume levels required for commercial shipments to support our prospective launch program and technology transfer activities.
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

We are focused on the throughput and capability of our pilot line in San Jose, California. As part of the continued expansion of our throughput we are automating our manufacturing process and purchasing higher throughput battery-cell manufacturing equipment. We will need to substantially improve our battery cell manufacturing processes to increase throughput required for higher numbers of battery cells and to achieve the cost, performance and volume levels required for commercial shipments.

Our pilot line is intended to serve four purposes. First, to provide a sufficient quantity of separators and cells for internal development and customer sampling. Second, to provide the basis for continued manufacturing process development and to help inform equipment selection and specifications for future manufacturing activities by us or our partners. Third, we target the initial production of QSE-5 cells at the pilot line. Fourth, to support collaboration and future technology transfer activities as part of the collaboration and licensing arrangements with PowerCo as well as potential future commercial arrangements. Delays in the successful buildout of our pilot line may impact both our development and future scale-up timelines.

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

We have demonstrated capabilities of our solid-state separator and battery technology in single-layer and multilayer solid-state cells in commercially relevant areas (ranging from approximately 60x75mm to 70x85mm). We will work to continue improving quality, consistency, reliability, throughput, and safety and optimize all components of the cell. We will continue to work to further develop our manufacturing processes to enable increasing volumes of prototype shipments and, through successful technology transfer, high volume manufacturing by our licensing partners.

In July 2024, we entered into the PowerCo Collaboration Agreement with the goal of industrializing the solid-state lithium-metal battery technology we intend to use in our first planned product—the QSE-5 Technology. PowerCo was formed by Volkswagen in 2022 as a company intended to consolidate Volkswagen’s activities in the development and production of battery cells. In connection with the PowerCo Collaboration Agreement and subject to the completion of certain milestones, we and PowerCo intend to enter into the PowerCo IP License Agreement under which we will grant PowerCo a non-exclusive, limited, royalty-bearing license to use the QSE-5 Technology for the purpose of manufacturing and selling batteries primarily for automotive applications, and PowerCo will pre-pay an initial royalty fee of $130 million, against which any future royalties due will be credited. The initial royalty is subject to a time-based diminishing clawback if the PowerCo IP License Agreement is terminated early by PowerCo under certain conditions. The PowerCo Collaboration Agreement supersedes the JVA, which was terminated concurrently. As compared to a joint venture arrangement of similar output volumes, we expect the licensing arrangement to result in less revenue, as well as lower costs and capital requirements.

In addition to the signed agreement with PowerCo with the goal of commercializing our battery technology, we intend to continue working closely with automotive OEMs to make our solid-state battery cells widely available over time. We have also signed customer sampling agreements with a number of OEMs, ranging from leading manufacturers by global revenue to premium performance and luxury carmakers, to collaborate with us in the testing and validating of our solid-state battery cells with the goal to include such cells into pre-production prototype vehicles and ultimately into serial production vehicles. We are currently focused on automotive EV applications, which have among the most stringent sets of requirements for batteries. Meanwhile, our solid-state battery technology has applicability in other large and growing markets including stationary storage and consumer electronics such as smartphones and wearables and we intend to explore opportunities in those areas as appropriate.

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

Access to Capital

Based on our current business plan, we believe that our cash resources will last into the second half of 2028. In July 2022, we filed a shelf registration statement on Form S-3 with the SEC (File No. 333-266419) (the “Form S-3”), which the SEC declared effective in August 2022, for the offer and sale of Class A Common Stock, preferred stock, depositary shares, debt securities, warrants, subscription rights, purchase contracts and units in one or more offerings and in any combination for an aggregate offering price of up to $1 billion. In February 2023, we filed a prospectus supplement to the Form S-3 for the issuance and sale of our Class A Common Stock from time to time for an aggregate offering price of up to $400 million (the “ATM offering”). During the year ended December 31, 2024, 24.9 million shares of our Class A Common Stock were sold pursuant to the ATM offering for aggregate proceeds of approximately $128.5 million, net of issuance costs paid. During the three months ended March 31, 2025, 0.2 million shares of our Class A Common Stock were sold pursuant to the ATM offering for aggregate proceeds of approximately $1.0 million, net of issuance costs paid including immaterial commission fees to the sales agents.

Changes to our technology development, operating costs and scale-up, including our ability to meet the milestones to enable the entry into the PowerCo IP License Agreement and related receipt of the initial royalty fee from PowerCo, could materially impact us and the availability of our capital resources. We may also need additional cash resources due to changed business conditions or other developments, including unanticipated delays in negotiations with automotive OEMs and tier-one automotive suppliers or other suppliers, supply chain challenges, competitive pressures, inflation, instability in global economic markets, increased trade tariffs, and regulatory developments, among others. To the extent that our current resources are insufficient to satisfy our cash requirements, we may need to seek additional equity or debt financing. If such financing is not available, or if the financing terms are onerous given the high-interest rate environment or less desirable than we expect, we may be forced to decrease our level of investment in product development or scale back our operations, which could have an adverse impact on our business and financial prospects.

Regulatory Landscape

We operate in an industry that is subject to many established environmental regulations, which have generally become more stringent over time, particularly in hazardous waste generation and disposal and pollution control. Regulations in our target markets include economic incentives to purchasers of EVs, tax credits for EV manufacturers, and economic penalties that may apply to a car manufacturer based on its fleet-wide emissions which may indirectly benefit us to the extent that the regulations expand the market size of EVs. While we also expect environmental regulations to provide a tailwind to our growth, it is possible for certain regulations to result in margin pressures. Trade restrictions and tariffs, while historically minimal between the European Union and the United States where most of our production and sales are initially expected, are subject to unknown and unpredictable changes that could impact our ability to meet projected sales or margins. For example, with a change in administration in the United States in 2025, there has been an economic policy shift towards increasing tariffs, which in turn has led and could lead to further retaliatory tariffs. In addition, there are government regulations pertaining to battery safety, transportation of batteries, use of batteries in cars, and factory safety. We will ultimately have to comply with these regulations to sell our batteries into the market. The license and sale of our battery technologies abroad is likely to be subject to more stringent export controls in the future.

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

Results of Operations

Comparison of the Three Months Ended March 31, 2025 to the Three Months Ended March 31, 2024

The following table sets forth our historical operating results for the periods indicated (amounts in thousands):

	Three Months Ended March 31,		$	%
	2025	2024	Change	Change
Operating expenses:
Research and development	$95,589	$83,847	$11,742	14%
General and administrative	27,986	48,054	(20,068)	(42)%
Total operating expenses	123,575	131,901	(8,326)	(6)%
Loss from operations	(123,575)	(131,901)	8,326	(6)%
Other income (expense):
Interest expense	(528)	(572)	44	(8)%
Interest income	9,769	12,065	(2,296)	(19)%
Other expense, net	(89)	(220)	131	(60)%
Total other income	9,152	11,273	(2,121)	(19)%
Net loss	(114,423)	(120,628)	6,205	(5)%
Less: Net income attributable to non-controlling interest	—	20	(20)	(100)%
Net loss attributable to common stockholders	$(114,423)	$(120,648)	$6,225	(5)%

Research and Development

The increase in research and development expense in the three months ended March 31, 2025 compared to the three months ended March 31, 2024 primarily resulted from an increase of $6.3 million related to depreciation and amortization, and a non-cash stock-based compensation expense increase of $5.1 million primarily due to the net effect of new restricted stock units granted offset by full amortization of awards subsequent to March 31, 2024, and the recognition of all unamortized expense for EPA awards cancelled in February 2025.

General and Administrative

The decrease in general and administrative expenses in the three months ended March 31, 2025 compared to the three months ended March 31, 2024 primarily resulted from a decrease of $24.5 million due to the net settlement of the accrual in the three months ended March 31, 2024 for the Securities Class Action Litigation, a decrease of $12.5 million in charges related to other legal matters, professional fees, outside services and office administration, primarily offset by a non-cash stock-based compensation expense increase of $16.3 million primarily due to the reversal of previously recognized expense of $16.0 million for the EPA awards forfeited in the three months ended March 31, 2024 where the requisite service period had not been completed at the time of forfeiture, the net effect of new restricted stock units granted offset by full amortization of awards subsequent to March 31, 2024, and the recognition of all unamortized expense for EPA awards cancelled in February 2025.

Other Income (Expense)

Interest Income

The decrease in interest income during the three months ended March 31, 2025 compared to the three months ended March 31, 2024 was mainly due to the decrease in interest rates.

Other Expense, net

Other expense for the three months ended March 31, 2025 and the three months ended March 31, 2024, respectively, are not material individually or in aggregate.

Liquidity and Capital Resources

As of March 31, 2025 and December 31, 2024, our principal sources of liquidity were our cash and cash equivalents and marketable securities in the amount of approximately $860.3 million and $910.8 million, respectively. Our cash equivalents are invested in U.S. money market funds, U.S. Treasury bonds and commercial paper. Our marketable securities are invested in U.S. Treasury notes and bonds, commercial paper, and corporate notes and bonds.

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

In February 2023, we filed a prospectus supplement to the Form S-3 for the issuance and sale of our Class A Common Stock from time to time for an aggregate offering price of up to $400 million through J.P. Morgan Securities LLC, Cowen and Company, LLC, Deutsche Bank Securities Inc. and UBS Securities LLC, as the sales agents. We entered into Distribution Agreements with each of these sales agents in February 2023, in connection with the ATM offering. We have up to three years from the date of the Distribution Agreements to sell the shares, however we are not obligated to sell any such shares. Any net proceeds from the sale of shares will be used for working capital and other general corporate purposes and would further extend our forecasted cash runway. During the three months ended March 31, 2025, 0.2 million shares of our Class A Common Stock were sold pursuant to the ATM offering for aggregate proceeds of approximately $1.0 million, net of issuance costs paid including immaterial commission fees to the sales agents.

Cash Flows and Material Cash Requirements

The following table provides a summary of our cash flow data for the periods indicated (amounts in thousands):

	For the Three Months Ended March 31,
	2025	2024
Net cash used in operating activities	$(60,749)	$(57,945)
Net cash provided by investing activities	62,033	106,499
Net cash provided by financing activities	11,405	1,243

Operating Activities

Our cash flows used in operating activities to date have been primarily driven by the growth in our underlying business to support the research and development of next-generation battery technology. To support our research and development activities and our plan to build out and scale up our pilot line, we are expecting cash payments of approximately $9.2 million during the next twelve months and approximately $63.1 million thereafter for the operating lease commitments as of March 31, 2025. From time to time, we also enter into non-cancellable service and purchase commitments. We are expecting cash used in operating activities to include payments of approximately $3.9 million in the next twelve months and approximately $2.8 million thereafter through 2027 for our non-cancellable commitments as of March 31, 2025.

Cash used in operating activities for the three months ended March 31, 2025 was primarily driven by a net loss of $114.4 million, offset by non-cash expense of $40.6 million related to stock-based compensation, non-cash expense of $18.3 million related to depreciation and amortization, non-cash lease expense and amortization of right-of-use assets of $2.0 million. Cash used in the operating activities was further driven by $5.0 million in amortization of premiums and accretion of discounts on marketable securities, a decrease of $1.5 million in accounts payable, accrued liabilities and accrued compensation and benefits, and a decrease of $1.3 million in operating lease liability.

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

Investing Activities

Our cash flows from investing activities to date have been comprised of purchases of property and equipment and purchases, maturities and sales of our marketable securities. We expect the level of capital investment to increase substantially in the near future as we acquire the property and equipment to build out our pilot line.

Cash provided by investing activities for the three months ended March 31, 2025 primarily consists of proceeds from the maturity of marketable securities of $281.2 million. These were offset by $213.4 million used for the purchase of marketable securities and $5.8 million used for the purchase of various property and equipment, primarily to support our research and development activities.

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

Financing Activities

Our cash flows from financing activities primarily consist of proceeds from the issuance of common stock and exercise of stock options. Finance lease commitment for one of our buildings will result in net cash payments of $5.3 million in the next twelve months and payments of $37.7 million thereafter.

Cash provided by financing activities during the three months ended March 31, 2025 is primarily due to $11.2 million received from the exercise of stock options.

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

We consider an accounting judgment, estimate or assumption to be critical when (1) the estimate or assumption is complex in nature or requires a high degree of judgment and (2) the use of different judgments, estimates and assumptions could have a material impact on the consolidated financial statements. Our significant accounting policies are described in Note 2, Summary of Significant Accounting Policies, to our unaudited consolidated financial statements included elsewhere in this Report. We believe that the following accounting estimates are the most critical to fully understand and evaluate our reported financial results, as they require our most subjective or complex management judgments, resulting from the need to make estimates about the effect of matters that are inherently uncertain and unpredictable.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes to the Company’s market risk during the three months ended March 31, 2025. For a discussion of the Company’s exposure to market risk, refer to the Company’s market risk disclosures set forth in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” of our Annual Report.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2025, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended March 31, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
•
Adverse effects of tariffs, including increased supply chain costs or decreased margins on sales.
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
•
Provisions in our Certificate of Incorporation or Bylaws and under Delaware law that can limit stockholders’ ability to change management.
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

Developing lithium-metal solid-state batteries that meet the requirements for wide adoption by automotive OEMs is a difficult undertaking and, as far as we are aware, has never been done before. We are still in the development stage and face significant challenges in completing the development of our battery cells and in producing battery cells in commercial volumes with acceptable performance, quality, consistency, reliability, throughput, safety, and costs. Some of the development challenges include increasing the quality, consistency, reliability and production throughput of our separators and cells, increasing the size and layer count of our multilayer cells, increasing manufacturing scale to produce the volume of cells needed for our technology development and customer applications, installing, bringing up and optimizing higher throughput equipment, packaging design and engineering to ensure adequate cycle life, pressure management, cost reduction, completion of the rigorous and challenging specifications required by our automotive partners, including but not limited to, calendar life, mechanical, safety, and abuse testing.

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

Further, we must build our pilot line in San Jose, California, to provide a sufficient quantity of separators and cells for internal development, customer sampling, and higher volumes of QSE-5 cells. Ultimately, we need to build out our pilot line to serve as the basis for continued manufacturing process development, including to support collaboration and future technology transfer activities as part of the collaboration and licensing arrangements with PowerCo as well as potential future commercial arrangements. However, we could encounter significant delays and cost overruns related to planning, permitting, construction, equipment delivery, installation, qualification, and reliability, utilities infrastructure installation, and operations start-up of our manufacturing facilities, including those containing our pilot line. Examples include global supply chain issues that impact our equipment suppliers, supplier non-performance and equipment damage in transit. In particular, we have experienced short-term power outages at our San Jose facilities that have been resolved, but similar disruptions may occur in the future; delays associated with material shortage and backups at key shipping ports could impact the capacity at which we can run the facility; and certain of our construction contractors have previously reported delays due to labor strikes of their employees that were ultimately resolved but may reoccur in the future. If we are unable to substantially improve our manufacturing processes to increase yield and throughput to achieve the cost, performance and volume levels required for commercial shipments, our business could be materially impacted.

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

In addition, our battery cells must simultaneously satisfy all the commercial and safety requirements of our customers. Our solid-state battery cell uses a ceramic separator which we believe is safer than conventional polymer separators. We have conducted, and we will continue to conduct, a suite of performance and safety tests on our prototype cells, including on a limited number of QSE-5 B-samples to date. Although certain of our cells tested in our laboratories have passed automotive performance and safety test levels, some of these cells have been subject to additional modified test conditions and tested to the point of failure. However, these performance and safety test results for our prototype cells are not necessarily representative of those of subsequent generations of our cells since performance and safety are a function of the composition of a cell’s materials, which may change from one generation of cells to another and depend on the final design of the battery package. Additional safety tests, with much larger samplings of cells, need to be performed as our materials and processes evolve to ensure efficacy and statistical significance.

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

Currency fluctuations, trade barriers, tariffs or shortages and other general economic or political conditions may limit our ability to obtain key materials, components or equipment for our solid-state batteries or significantly increase freight charges, raw material costs and other expenses associated with our business, which could further materially and adversely affect our results of operations, financial condition and prospects. In particular, tariffs—whether imposed as part of trade disputes, protective measures, or broader geopolitical strategies—could substantially drive up the cost of components and materials critical to our operations, putting significant pressure on our overall cost structure. For example, in February 2025, the United States imposed additional tariffs on imports from China, and significantly increased those tariffs in April 2025. These tariffs, any additional tariffs imposed on foreign goods, as well as retaliation by a foreign government against such tariffs or policies may affect, directly or indirectly, the prices and supply of key materials necessary for our or our supply chain operations. Such developments may also create uncertainty in the supplier landscape, causing suppliers to reassess their own sourcing strategies or delay shipments, further impacting our ability to plan and execute on our operational goals. We may also be subject to a number of geopolitical risks, including U.S. and foreign government trade restrictions or sanctions and any political or economic responses or counter-responses to such restrictions or sanctions. As global competition for raw materials continues to intensify, particularly in light of rising demand for battery technologies, including due to policy-driven market instability or the reallocation of global supply in response to protectionist measures, we may face difficulties securing critical supplies on favorable terms or at all, which could materially harm our ability to produce batteries at scale and threaten the viability of our business.

We may be unable to adequately control the costs associated with our operations and the components necessary to develop and commercialize our solid-state battery technology, and, if we are unable to control these costs and achieve cost advantages, our business will be adversely affected.

We require significant capital to develop and grow our business and expect to incur significant expenses, including those relating to research and development, raw material procurement, leases, sales, distribution, and technology transfer as we build our brand and market our battery technology, and general and administrative costs as we scale our operations, including the costs of our activities under the PowerCo Collaboration Agreement and, if entered into, the PowerCo IP License Agreement. For example, there has been volatility in prices and availability of raw material such as cobalt, nickel, and lithium and such material may face industry-wide shortages. Our ability to become profitable in the future will not only depend on our ability to successfully market or license our solid-state battery technology, but also to control our costs and achieve our target cost projections, including our or our licensing partners’ projected cost advantage when compared to the costs of building traditional lithium-ion batteries at scale or the costs of building solid-state batteries by other market players. If we or our partners, as applicable, are unable to cost efficiently design, manufacture, market, sell and distribute our solid-state battery technology, including under the PowerCo Collaboration Agreement, our margins, profitability and prospects would be materially and adversely affected. We or our partners have not yet produced any solid-state battery cells at commercial capacity or in volume and our forecasted cost advantage for the production of these cells at scale, compared to conventional lithium-ion cells, will require rates of throughput, use of electricity and consumables, yield, and levels of automation that we or our partners have not yet achieved. If we or our partners are unable to achieve these targeted rates, our business will be adversely impacted.

In particular, while we have estimated that eliminating the anode host material and the associated manufacturing costs will provide savings in production at scale compared to the costs of building traditional lithium-ion batteries at leading manufacturers, that estimate is subject to numerous assumptions and uncertainties. To achieve those savings, we or our partners, as applicable, will need to achieve significant cost savings in battery design and manufacturing, in addition to the cost savings associated with the elimination of an anode from our solid-state battery cells, while controlling costs associated with the manufacturing of our separator, including achieving substantial improvements in throughput and yield required to hit commercial targets. Further, we or our partners, as applicable, will need to capture industry-wide cost savings in the materials, components, equipment, facilities design, and processes that our technology shares with traditional lithium-ion battery manufacturing, notably in the cathode and cell design. We cannot be certain that we or our partners will achieve these cost savings or that future efficiency improvements in lithium-ion battery manufacturing will not reduce or eliminate these estimated cost savings.

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

In addition, the cost of producing battery cells depends in part upon the prices and availability of raw materials such as lithium, nickel, cobalt and/or other metals. The prices for these materials fluctuate and their available supply may be unstable, depending on market conditions and global demand for these materials. For example, demand for lithium has increased dramatically in recent years, and is expected to continue to increase, due to the ongoing rapid increase in use of lithium batteries in portable electronics and the growing EV and energy storage markets. Furthermore, significant sources of supply of certain raw and intermediate materials are available in countries that may be subject to political, economic and social instability or where there is an ongoing risk of tariffs or import prohibitions being imposed by the United States or the European Union on the procurement of such materials from such countries. Certain countries are also imposing controls on the export of such materials. There can be no assurance that suppliers of these materials may be able to meet our or our partners’ volume and other specific needs at reasonable prices, particularly as we ramp up our commercial operations.

We rely on complex machinery for our operations, and production of our solid-state battery cells involves a significant degree of risk and uncertainty in terms of operational performance and costs.

We rely heavily on complex machinery for our operations and the production of our solid-state battery cells, and this equipment has not yet been qualified to operate at large-scale manufacturing by us or our partners. The work required to integrate this equipment into the production of our solid-state battery cells is time intensive and requires us and our partners to work closely with the equipment provider to ensure that it works properly for our unique battery technology. This integration work will involve a significant degree of uncertainty and risk and may result in a delay in the scaling up of production or result in additional cost to our battery cells.

Higher throughput machinery is required to achieve our goals to commercialize our battery technology. Such machinery is likely to suffer unexpected malfunctions from time to time and may require repairs and spare parts to resume operations, which may not be available when needed, particularly if global supply chain disruptions continue or are not fully resolved. Unexpected malfunctions of our or our partners’ production equipment may significantly affect the intended operational efficiency. In addition, because this equipment has not been used to build our solid-state battery cells before, the operational performance and costs associated with this equipment can be difficult to predict and may be influenced by factors outside of our or our partners’ control, such as, but not limited to, failures by suppliers to deliver necessary components of our products in a timely manner and at prices and volumes acceptable to us or our partners, environmental hazards and remediation, difficulty or delays in obtaining governmental permits, damages or defects in systems, industrial accidents, fires, seismic activity and other natural disasters.

Operational problems with manufacturing equipment could result in the personal injury to or death of our or our partners’ workers, the loss of production equipment, damage to manufacturing facilities, monetary losses, delays and unanticipated fluctuations in production. The potential risks of operational problems at our facilities also apply to individuals not employed and equipment not owned by us, such as third-party contractors, and our business partners’ personnel and equipment. In addition, operational problems may result in environmental damage, administrative fines, increased insurance costs and potential legal liabilities. These operational problems could have a material adverse effect on our business, results of operations, cash flows, financial condition or prospects.

We may not succeed in attracting and retaining customers, including licensees, during the product development stage or for higher volume commercialization of our technology, and our future growth and success may be adversely affected.

We may not succeed in attracting and retaining customers, including licensees, during the product development stage or for higher volume commercialization of our technology. If we are unable to attract new customers in need of our products or the licensing of our battery technology, whether due to inadequate product-market fit or for other reasons, our business may suffer. Conversely, we may not be able to retain existing customers in case of delays or capacity limitations in the development of our solid-state battery technology, which would negatively impact our business.

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

While we have signed customer sampling agreements with a number of OEMs, we are still in the process of development and scale-up of our San Jose pilot line and there is no assurance or guarantee that we can sufficiently develop our solid-state battery technology or that any of our customers or potential customers will be able to successfully complete their testing and validation processes and, therefore, enter into definitive volume production or license agreements with us.

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

We may not be able to accurately estimate the future supply and demand for batteries incorporating our technology, which could result in a variety of inefficiencies in our or our partners’ business and hinder our ability to generate revenue. If we fail to accurately predict and forecast the demand for our battery technology, the success of our licensing model may be negatively impacted.

It is difficult to predict our future revenues and appropriately budget for our expenses, and we may have limited insight into trends that may emerge and affect our or our partners’ businesses. We anticipate being required to provide demand forecasts or adoption projections to our current and prospective licensees to support their production planning and supply chain coordination. Currently, there is no historical basis for making judgments on the demand for batteries utilizing our technology or for assessing our ability to successfully license, support, and scale our technology through third-party manufacturing partners. Our future revenue will also depend on the timing and prioritization of commercialization and industrialization activities by our customers, which are subject to their internal strategies, resource allocation, and market conditions. As these decisions are entirely within our customers’ control and may shift over time, they introduce additional uncertainty into our revenue forecasting and further contribute to the difficulty in predicting the pace and magnitude of our commercial growth. If we overestimate potential demand our licensees may invest in excess manufacturing capacity or materials, indirectly increasing costs or lowering margins for them, which could negatively impact our long-term commercial relationships and revenue. If we underestimate our requirements, our licensees may face inventory shortages or production delays, which could impact their ability to meet end-customer expectations, delay milestone or royalty payments to us, and damage the perceived reliability of our technology. In addition, lead times for materials and components that our partners and suppliers order may vary significantly and depend on factors such as the specific supplier, contract terms, geopolitical conditions, and macroeconomic demand for each component at a given time. If our partners are unable to source critical components in a timely manner, or if they choose to delay their commercialization efforts for any reason, the commercialization timeline for our technology could be delayed, which would harm our business, financial condition and operating results.

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

The battery market in which we compete continues to evolve and is highly competitive. To date, we have focused our efforts on our lithium-metal solid-state battery technology, which is being designed to outperform conventional lithium-ion battery technology. However, lithium-ion battery technology has been widely adopted and our current competitors have, and future competitors may have, greater resources than we do and may also be able to devote greater resources to the development of their current and future technologies. These competitors also may have greater access to customers, including licensees, and may be able to establish cooperative or strategic relationships amongst themselves or with third parties that may further enhance their resources and competitive positioning. In addition, lithium-ion battery manufacturers may continue to reduce cost and expand supply of conventional batteries and thereby reduce the prospects for our business or negatively impact the ability for us to sell or license our products at a market-competitive price with sufficient margins. The lithium-ion battery industry may also experience periods of excess manufacturing capacity; this imbalance between demand and supply capacity may create further downward pressure on prices and could lead to competitors selling at or below material costs. In such scenarios, even if our batteries outperform conventional technologies, our competitive advantage may become irrelevant if we cannot offer pricing that meets market expectations, further threatening the viability of our business. For example, Chinese production has significantly driven down the costs of lithium-ion batteries for EVs through massive scale and government support. As of 2024, China’s average battery pack price was approximately 30% lower than costs in Europe and the United States.

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

We incurred a loss from operations of approximately $123.6 million, a net loss of approximately $114.4 million for the three months ended March 31, 2025, and an accumulated deficit of approximately $3.5 billion from our inception in 2010 through March 31, 2025. We believe that we will continue to incur operating losses each quarter until at least the time significant production of our lithium-metal solid-state batteries begins, and such production is not expected to begin in the near future.

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

There is evolving focus, including from global regulators and stakeholders such as our investors, customers and partners, on ESG matters, including climate change, environmental stewardship, diversity and inclusion, and sustainability strategy. In particular, increasing public awareness and concern over climate change may result in new or increased legal and regulatory requirements to reduce or mitigate the effects of climate change on the environment. Increased costs of energy or compliance with emissions standards due to increased legal or regulatory requirements may cause disruptions in or increased costs associated with our development and manufacturing operations. It is also possible that requirements or guidance in one jurisdiction, such as the United States, may contradict or diverge from requirements or guidance in other jurisdictions, such as the European Union. Agreements with customers and partners, such as the PowerCo Collaboration Agreement, include and may include obligations related to sustainability targets. There can be no certainty that we will manage such matters successfully, or that we will successfully meet the (at times contradictory) expectations of stakeholders as to our proper role with respect to ESG matters. Any failure or perceived failure to timely manage, respond, or meet ESG related contractual, legal or regulatory requirements, expectations or targets, including with respect to reducing our or our partners’ impact on the environment, or addressing climate change related impacts or other sustainability concerns, could subject us to significant costs and liabilities and adversely affect our business and reputation.

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

The U.S. government has and may continue to make significant changes in U.S. trade policy, including further expanding its controls on exports and imposing new tariffs on imports globally, which could negatively impact U.S. trade and result in the adoption of retaliatory tariffs by other countries as well, leading to a global trade war. More specifically, the U.S. government has imposed significant tariffs on and prohibited imports of products from China. In retaliation, China has implemented additional tariffs on a wide range of American products, imposed controls on exports of rare earth minerals to the United States and may impose additional tariffs and controls on inputs used by the EV industry. Such tariffs and prohibitions, if expanded to other categories, could have a significant impact on our business, adversely affect supply chains, and may impact our ability to access materials or production equipment in a timely manner, including around the importation of parts of our batteries and certain production equipment that is manufactured in, or with inputs from, China. If we attempt to renegotiate prices with suppliers or diversify our supply chain in response to tariffs, such efforts may not yield immediate results or may be ineffective. We might also consider increasing prices to our customers once we commence sales of our products; however, this could reduce the competitiveness of our products and adversely affect net sales.

We cannot predict what actions may ultimately be taken with respect to tariffs or trade relations between the United States and other countries, what products may be subject to such actions, or what actions may be taken by the other countries in retaliation. If we fail to manage these dynamics successfully, gross margins and profitability could be adversely affected. As of the date of this report, tariffs have not had a material impact on our business, but should there be further disruption, instability and volatility in global markets and industries resulting from the dynamics of geopolitical relations between the United States and China, or the United States and other countries, our business could be materially and adversely affected, including due to volatility of prices and lead times of equipment and materials sourced from or with a supply chain passing through China and other impacted countries.

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

Battery technology development and manufacturing involves certain inherent environmental and safety risks. Some of our employees handle hazardous materials, including chemicals, such as materials containing lithium and sulfide, that pose specific challenges. We have engineering and administrative controls in place for handling these materials along with any hazardous substances and the employees who handle such materials are required to follow certain safety procedures, including the use of personal protective equipment such as respirators where needed, chemical goggles, and other protective clothing. In addition to exposure, materials with lithium and sulfides have the propensity to start fires. While we believe we have taken precautionary measures which include engineering controls, personal protective equipment, procedures and training to prevent human exposures and fires, including annual safety training for our employees, we cannot ensure that human or environmental exposure to hazardous materials used in our development activities and prototype products will not occur. Any such exposure could result in future third-party claims against us, damage to our reputation, and heightened regulatory scrutiny, remedial and corrective action obligations or the incurrence of capital expenditures, any of which could limit or impair our ability to attract customers. The occurrence of future events such as these could have a material adverse effect on our business, financial condition and results of operations.

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

In addition to the risks listed above, we are subject to numerous federal, state and local environmental laws and regulations governing, among other things, solid and hazardous waste storage, treatment and disposal, and remediation of releases of hazardous materials. There are significant capital, operating and other costs associated with compliance with these environmental laws and regulations. Environmental laws and regulations, including used battery recycling, recovery and reuse, are cost intensive activities that we support. Federal, state and local authorities also regulate a variety of matters, including, but not limited to, health, safety and permitting in addition to the environmental matters discussed above. New legislation and regulations may require us to make material changes to our operations, resulting in significant increases to the cost of production.

Risks Related to Ownership of Our Common Stock and Our Certificate of Incorporation and Bylaws Provisions

Our Class A Common Stock has been and may in the future continue to be subject to extreme volatility.

The trading price of our Class A Common Stock has been and may in the future continue to be subject to extreme volatility. For example, from November 27, 2020, the date our Class A Common Stock began trading on the NYSE, through March 31, 2025, our Class A Common Stock has experienced an intra-day trading high of $132.73 per share and an intra-day trading low of $4.03 per share. At certain times during such period, the daily fluctuations in the trading price of our Class A Common Stock were substantially greater than 10%. We cannot predict the magnitude of future fluctuations in the trading price of our Class A Common Stock. The trading price of our Class A Common Stock may be affected by a number of factors, including events described in the risk factors set forth in this Report and in our other reports filed with the SEC from time to time, as well as our operating results, financial condition and other events or factors. Any of the factors listed below could have a material adverse effect on your investment in our securities. Factors affecting the trading price of our securities may include:

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
•
actual or anticipated fluctuations in our quarterly financial results or the quarterly financial results of companies perceived to be similar to us;
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
•
the trading volume of shares of our Class A Common Stock;
•
the level of demand for our stock, including the amount of short interest in our Class A Common Stock;
•
any major change in our Board or management;

•
sales of substantial amounts of the shares of Class A Common Stock by our directors, executive officers or significant stockholders, including Volkswagen, or the perception that such sales could occur;
•
changes in the estimates and assumptions that we make in the preparation of our financial statements that may result in the fluctuation of our results of operations; and
•
general economic and political conditions such as recessions, interest rates, fuel prices, international currency fluctuations, acts of terrorism, hostilities or the perception that hostilities may be imminent, and military conflict and acts of war.

Broad market and industry factors may materially harm the market price of our securities irrespective of our operating performance and such impact may be exacerbated during periods of greater economic and market volatility. The stock market has experienced price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of the particular companies affected. The trading prices and valuations of securities may not be predictable. A loss of investor confidence in the market or the securities of other companies which investors perceive to be similar to us could depress the market price of our securities regardless of our business, prospects, financial conditions or results of operations. A decline in the market price of our securities also could adversely affect our ability to issue additional securities and our ability to obtain additional financing in the future.

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

We completed underwritten public offerings in March 2021 and August 2023 and made sales pursuant to the ATM offering during the year ended December 31, 2024 and the three months ended March 31, 2025. All shares sold pursuant to such offerings are freely tradable without restrictions or further registration under the Securities Act, except for any shares sold to or purchased by any of our “affiliates” as defined in Rule 144 under the Securities Act. We may in the future offer for sale additional shares of our Class A Common Stock or other securities convertible into or exchangeable for our Class A Common Stock. For example, we may use the ATM offering or conduct other capital raises in the future, any of which may be dilutive to existing stockholders. We cannot assure you that we will be able to sell shares or other securities in any other offering at a price per share that is equal to or greater than the price per share paid by you for your existing shares, and investors purchasing shares or other securities in future offerings could have rights superior to existing stockholders. A significant portion of our total outstanding shares are eligible to be sold into the market, which could cause the market price of our Class A Common Stock to drop significantly, even if our business is doing well.

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

As of March 31, 2025, our executive officers, directors and their affiliates as a group and each of our stockholders who own 10% or more of our outstanding Class A Common Stock or our Class B Common Stock (together, the “Common Stock”), in the aggregate, beneficially own approximately 21.5% of our Class A Common Stock and 91.9% of our Class B Common Stock outstanding, representing approximately 53.5% of the vote. As a result, these stockholders, including Volkswagen, will be able to exercise a significant level of control over all matters requiring stockholder approval, including the election of directors, any amendment of our Amended and Restated Certificate of Incorporation (the “Certificate of Incorporation”) and approval of significant corporate transactions. In addition, Volkswagen holds the right to designate two directors to our Board. Currently, Dr. Günther Mendl, Head of the Center of Excellence Battery at Volkswagen AG, and Sebastian Schebera, Head of Strategic Partnerships at Volkswagen AG, are members of our Board. This control could have the effect of delaying or preventing a change of control or changes in our management and will make the approval of certain transactions difficult or impossible without the support of these stockholders and of their votes. Further, shares of Class B Common Stock have 10 votes per share, while shares of Class A Common Stock have one vote per share. Even though the holders of our Class B Common Stock are not party to any agreement that requires them to vote together, they may have interests that differ from yours and may vote in a way with which you disagree, and which may be adverse to your interests. This concentrated control may have the effect of delaying, preventing or deterring a change in control of us, could deprive our stockholders of an opportunity to receive a premium for their capital stock as part of a sale of us, and might ultimately affect the market price of shares of our Class A Common Stock.

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
•
providing that vacancies on our Board may be filled only by a majority of directors then in office of our Board, even though less than a quorum;
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

In recent years, the United States and global economies suffered dramatic downturns as a result of the COVID-19 pandemic, a deterioration in the credit markets and related financial crisis as well as a variety of other factors including, among other things, extreme volatility in security prices, severely diminished liquidity and credit availability, ratings downgrades of certain investments and declining valuations of others, and volatility in the capital and credit markets and uncertainty with respect to the health of the U.S. banking system. The U.S. and certain foreign governments have taken unprecedented actions in an attempt to address and rectify these extreme market and economic conditions by providing liquidity and stability to the financial markets. If in future crises governments refuse to take such actions or if the actions taken by these governments are not successful, and/or if the uncertainty in the macroeconomic environment, including elevated inflation concerns, elevated interest rates, tighter credit, currency fluctuations, or concerns or speculation about similar banking disruption events or risks, continues, the resulting adverse economic conditions could lead to market-wide liquidity problems and other disruptions, which may negatively impact the demand for our solid-state battery cells and may negatively impact our liquidity and ability to raise capital, if needed, on a timely basis and on acceptable terms or at all.

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

In addition, the Inflation Reduction Act of 2022 (the “IRA”) includes numerous incentives and tax credits aimed at reducing the effects of climate change, such as the extension and expansion of EV charging infrastructure tax credits under Section 30C of the Internal Revenue Code of 1986 (the “Code”), the expansion of tax credits for EVs under Section 30D of the Code, the expansion of advanced manufacturing tax credits under Section 48C of the Code, and enactment of advanced manufacturing production credits for eligible component production in the United States under Section 45X of the Code. Such tax credits may potentially benefit incumbents more than new entrants, and consequently have adverse competitive effects for new entrants. However, the full impact of the IRA cannot be known, and many of the IRA’s provisions are not self-executing and require further guidance from the Internal Revenue Service (the “IRS”) and Treasury Department (the “Treasury”), which we expect to be issued in the coming months and years. On May 6, 2024, the Treasury and the IRS, in conjunction with the Department of Energy, released final regulations that contain guidance regarding the “battery component” and “critical mineral” sourcing requirements that must be met to be eligible to claim the Section 30D credit, including that at least 50% (for EVs placed in service in 2024) of the value of certain critical minerals in an EV’s battery are extracted and processed in the United States or a trade partner country, increasing by 10% per year through 2027 to 80% for EVs placed in service in 2027 and later years, and at least 60% of the value of the battery components in an EV’s battery are manufactured or assembled in North America, increasing by 10% per year through 2027 and to 100% for EVs placed in service in 2028 and later years. The final regulations also provide that an EV is not eligible for the Section 30D credit if any of its battery components or applicable critical minerals are supplied by a “foreign entity of concern,” such as Russia or China, regardless of its overall value percentage.

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

QuantumScape Corporation

Date: April 25, 2025	By:	/s/ Siva Sivaram
Siva Sivaram
President and Chief Executive Officer (Principal Executive Officer)

Date: April 25, 2025	By:	/s/ Kevin Hettrich
Kevin Hettrich
Chief Financial Officer (Principal Financial and Accounting Officer)