Form 10-Q
period 2025-06-30
QuantumScape Corp
filed 2025-07-25
CIK 1811414

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

The number of shares of the registrant’s Class A Common Stock, par value $0.0001 per share outstanding was 522,939,205, and the number of shares of the registrant’s Class B Common Stock, par value $0.0001 per share outstanding was 43,082,932, as of July 18, 2025.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

QuantumScape Corporation

Condensed Consolidated Balance Sheets (Unaudited)

(In Thousands, Except per Share Amounts)

	June 30,	December 31,
	2025	2024
Assets
Current assets
Cash and cash equivalents	$172,451	$140,866
Marketable securities	625,042	769,901
Prepaid expenses and other current assets	8,746	11,519
Total current assets	806,239	922,286
Property and equipment, net	266,391	299,992
Right-of-use assets - operating lease	48,795	51,472
Right-of-use assets - finance lease	20,830	22,267
Other assets	26,133	26,378
Total assets	$1,168,388	$1,322,395
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$6,479	$6,466
Accrued liabilities	18,428	17,447
Accrued compensation and benefits	14,998	32,212
Operating lease liability, short-term	5,862	5,526
Finance lease liability, short-term	3,405	3,233
Total current liabilities	49,172	64,884
Operating lease liability, long-term	49,983	52,913
Finance lease liability, long-term	30,113	31,865
Other liabilities	14,324	14,886
Total liabilities	143,592	164,548
Commitment and contingencies (see Note 7)
Stockholders’ equity
Preferred stock- $0.0001 par value; 100,000 shares authorized, none issued and outstanding as of June 30, 2025 and December 31, 2024	—	—
Common stock - $0.0001 par value; 1,250,000 shares authorized (1,000,000 Class A and 250,000 Class B); 522,075 Class A and 43,241 Class B shares issued and outstanding as of June 30, 2025, 487,883 Class A and 54,666 Class B shares issued and outstanding as of December 31, 2024	56	54
Additional paid-in-capital	4,612,488	4,515,879
Accumulated other comprehensive income (loss)	(113)	428
Accumulated deficit	(3,587,635)	(3,358,514)
Total stockholders’ equity	1,024,796	1,157,847
Total liabilities and stockholders’ equity	$1,168,388	$1,322,395

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

QuantumScape Corporation

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) (Unaudited)

(In Thousands, Except per Share Amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Operating expenses:
Research and development	$101,177	$97,746	$196,766	$181,593
General and administrative	22,409	36,711	50,395	84,765
Total operating expenses	123,586	134,457	247,161	266,358
Loss from operations	(123,586)	(134,457)	(247,161)	(266,358)
Other income (expense):
Interest expense	(516)	(562)	(1,044)	(1,134)
Interest income	8,940	12,016	18,709	24,081
Other income (expense)	464	50	375	(170)
Total other income	8,888	11,504	18,040	22,777
Net loss	(114,698)	(122,953)	(229,121)	(243,581)
Less: Net income attributable to non-controlling interest, net of tax of $0	—	22	—	42
Net loss attributable to common stockholders	$(114,698)	$(122,975)	$(229,121)	$(243,623)
Net loss	$(114,698)	$(122,953)	$(229,121)	$(243,581)
Other comprehensive income (loss):
Unrealized gain (loss) on marketable securities	(213)	868	(541)	2,358
Total comprehensive loss	(114,911)	(122,085)	(229,662)	(241,223)
Less: Comprehensive income attributable to non-controlling interest	—	22	—	42
Comprehensive loss attributable to common stockholders	$(114,911)	$(122,107)	$(229,662)	$(241,265)
Basic and Diluted net loss per share	$(0.20)	$(0.25)	$(0.41)	$(0.49)
Basic and Diluted weighted-average common shares outstanding	561,698	501,232	554,890	498,688

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

QuantumScape Corporation

Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)

(In Thousands)

	Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
Three Months Ended June 30, 2025	Shares	Amount	Capital	Deficit	Income	Equity
Balance as of March 31, 2025	558,902	$56	$4,581,379	$(3,472,937)	$100	$1,108,598
Exercise of stock options and employee stock purchase plan	1,878	—	4,477	—	—	4,477
Shares issued upon vesting of restricted stock units	4,536	—	113	—	—	113
Stock-based compensation	—	—	26,519	—	—	26,519
Net loss	—	—	—	(114,698)	—	(114,698)
Unrealized loss on marketable securities	—	—	—	—	(213)	(213)
Balance as of June 30, 2025	565,316	$56	$4,612,488	$(3,587,635)	$(113)	$1,024,796

	Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
Six Months Ended June 30, 2025	Shares	Amount	Capital	Deficit	Income	Equity
Balance as of December 31, 2024	542,549	$54	$4,515,879	$(3,358,514)	$428	$1,157,847
Exercise of stock options and employee stock purchase plan	9,960	1	15,658	—	—	15,659
Shares issued upon vesting of restricted stock units	12,601	1	20,239	—	—	20,240
Shares issued under At-the-Market Offering, net of issuance costs	206	—	907	—	—	907
Stock-based compensation	—	—	59,805	—	—	59,805
Net loss	—	—	—	(229,121)	—	(229,121)
Unrealized loss on marketable securities	—	—	—	—	(541)	(541)
Balance as of June 30, 2025	565,316	$56	$4,612,488	$(3,587,635)	$(113)	$1,024,796

	Redeemable Non- Controlling	Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
Three Months Ended June 30, 2024	Interest	Shares	Amount	Capital	Deficit	Loss	Equity
Balance as of March 31, 2024	$1,790	499,487	$50	$4,260,514	$(3,001,305)	$(1,387)	$1,257,872
Exercise of stock options and employee stock purchase plan	—	1,736	—	4,622	—	—	4,622
Shares issued upon vesting of restricted stock units	—	2,417	—	99	—	—	99
Stock-based compensation	—	—	—	39,783	—	—	39,783
Net income (loss)	22	—	—	—	(122,975)	—	(122,975)
Unrealized gain on marketable securities	—	—	—	—	—	868	868
Balance as of June 30, 2024	$1,812	503,640	$50	$4,305,018	$(3,124,280)	$(519)	$1,180,269

	Redeemable Non- Controlling	Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
Six Months Ended June 30, 2024	Interest	Shares	Amount	Capital	Deficit	Loss	Equity
Balance as of December 31, 2023	$1,770	493,031	$49	$4,221,892	$(2,880,657)	$(2,877)	$1,338,407
Exercise of stock options and employee stock purchase plan	—	2,937	—	6,570	—	—	6,570
Shares issued upon vesting of restricted stock units	—	7,672	1	20,315	—	—	20,316
Stock-based compensation	—	—	—	56,241	—	—	56,241
Net income (loss)	42	—	—	—	(243,623)	—	(243,623)
Unrealized gain on marketable securities	—	—	—	—	—	2,358	2,358
Balance as of June 30, 2024	$1,812	503,640	$50	$4,305,018	$(3,124,280)	$(519)	$1,180,269

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

QuantumScape Corporation

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In Thousands)

	Six Months Ended June 30,
	2025	2024
Operating activities
Net loss	$(229,121)	$(243,581)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	37,805	24,852
Amortization of right-of-use assets and non-cash lease expense	4,114	3,967
Amortization of premiums and accretion of discounts on marketable securities	(9,113)	(15,679)
Stock-based compensation expense	66,894	67,112
Write-off of fixed assets	14,888	1,250
Other	(279)	102
Changes in operating assets and liabilities:
Prepaid expenses and other current assets and other assets	3,108	(22,710)
Accounts payable, accrued liabilities and accrued compensation and benefits	(6,860)	63,319
Operating lease liability	(2,594)	(2,533)
Other liabilities	(1,431)	805
Net cash used in operating activities	(122,589)	(123,096)
Investing activities
Purchases of property and equipment	(14,143)	(33,043)
Proceeds from maturities of marketable securities	537,564	893,843
Proceeds from sales of marketable securities	—	1,245
Purchases of marketable securities	(384,132)	(690,235)
Net cash provided by investing activities	139,289	171,810
Financing activities
Proceeds from exercise of stock options and employee stock purchase plan	15,659	6,570
Proceeds from issuance of common stock	1,033	—
Common stock issuance costs paid	(227)	—
Principal payment for finance lease	(1,580)	(1,420)
Net cash provided by financing activities	14,885	5,150
Net increase in cash, cash equivalents and restricted cash	31,585	53,864
Cash, cash equivalents and restricted cash at beginning of period	158,914	160,572
Cash, cash equivalents and restricted cash at end of period	$190,499	$214,436
Supplemental disclosure:
Cash paid for interest	$1,044	$1,134
Purchases of property and equipment, not yet paid	$7,051	$11,624

The following table presents the Company’s cash, cash equivalents and restricted cash by category in the Company’s Condensed Consolidated Balance Sheets (Unaudited) (amounts in thousands):

	As of June 30,
	2025	2024
Cash and cash equivalents	$172,451	$196,388
Other assets	18,048	18,048
Total cash, cash equivalents and restricted cash	$190,499	$214,436

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

QuantumScape Corporation

Notes to Condensed Consolidated Financial Statements (Unaudited)

June 30, 2025

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

The Company is focused on the development and commercialization of its solid-state lithium-metal batteries. Planned principal operations have not yet commenced. As of June 30, 2025, the Company had not derived revenue from its principal business activities.

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

Since 2012, the Company has had a relationship with the Volkswagen Group, including its affiliates Volkswagen Group of America, Inc. (“VWGoA”) and Volkswagen Group of America Investments, LLC (“VGA”), collectively referred to as “Volkswagen.” Volkswagen as a related party stockholder is an approximately 26.0% and 24.0% voting interest holder of the Company as of June 30, 2025 and December 31, 2024, respectively.

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

Unaudited Interim Condensed Consolidated Financial Statements

The accompanying interim Condensed Consolidated Balance Sheets as of June 30, 2025, the interim Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), the interim Condensed Consolidated Statements of Stockholders’ Equity for the three and six months ended June 30, 2025 and 2024, and the interim Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2025 and 2024, are unaudited. The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited annual consolidated financial statements and, in management’s opinion, include adjustments consisting of only normal recurring adjustments necessary for the fair statement of the Company’s financial position as of June 30, 2025 and its results of operations for the three and six months ended June 30, 2025 and 2024, and cash flows for the six months ended June 30, 2025 and 2024. The financial data and the other financial information disclosed in the notes to these condensed consolidated financial statements related to the three-month period is also unaudited. The results of operations for the three and six months ended June 30, 2025 and 2024 are not necessarily indicative of the results to be expected for the full fiscal year or any other period.

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

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to credit risk consist principally of cash and cash equivalents and marketable securities. As of June 30, 2025 and December 31, 2024, approximately $114.3 million and $78.7 million of our total cash and cash equivalents and marketable securities, are held in U.S. money market funds, and $595.8 million and $695.5 million are invested in U.S. government and agency securities, respectively. The Company seeks to mitigate its credit risk with respect to cash and cash equivalents and marketable securities by making deposits with what we believe to be large, reputable financial institutions and investing in high credit rated shorter-term instruments.

Cash and Cash Equivalents and Restricted Cash

Management considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

Restricted cash is maintained under an agreement that legally restricts the use of such funds and is reported within other assets as the date of availability or disbursement for all restricted cash is more than one year from June 30, 2025.

Restricted cash is comprised of $18.0 million as of both June 30, 2025 and December 31, 2024, all of which is pledged as a form of security for the Company’s lease agreements for its facilities. The restricted cash is maintained in certificates of deposits as of June 30, 2025.

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

Impairment of Long-Lived Assets

The Company evaluates the carrying value of long-lived assets when indicators of impairment exist. The carrying value of a long-lived asset is considered impaired when the estimated separately identifiable, undiscounted cash flows from such an asset are less than the carrying value of the asset. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair value of the long-lived asset. During the three and six months ended June 30, 2025 we recorded approximately $14.8 million and $14.9 million in impairment charges, respectively, related to assets no longer in use. During the three and six months ended June 30, 2024, we recorded approximately $1.1 million and $1.3 million in impairment charges, respectively, related to assets no longer in use. These charges are recorded in Research and Development expense in the Consolidated Statements of Operations and Comprehensive Income (Loss).

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

The Company has determined that it operates in one operating segment and one reportable segment, as the CODM reviews financial information presented on a consolidated basis. The operating segment has not derived revenue from its business activities as of June 30, 2025. The CODM uses net loss for purposes of making operating decisions, allocating resources, and evaluating financial performance. For the three and six months ended June 30, 2025 significant expenses include non-cash stock-based compensation of $26.3 and $66.9 million, depreciation and amortization of $19.5 million and $37.8 million, write-off of property and equipment of $14.8 million and $14.9 million, personnel costs of $34.6 million and $72.6 million, and professional services and legal contingency costs of $3.6 million and $6.9 million, respectively. Similarly, for the three and six months ended June 30, 2024, significant expenses include non-cash stock-based compensation of $47.8 and $67.1 million, depreciation and amortization of $12.9 million and $24.9 million, write-off of property and equipment of $1.1 million and $1.3 million, personnel costs of $39.7 million and $77.8 million, and professional services and legal contingency costs of $7.9 million and $48.4 million, respectively. Other expenses include materials, facilities, other research, development, and administrative expenses, which are recorded within operating expenses. Other segment items included in consolidated net loss are interest income, interest expense, and other income (expense), which are reflected in the Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and six months ended June 30, 2025, and 2024.

The long-lived assets outside of United States are not material as of June 30, 2025. The measure of segment assets is reported on the balance sheet as total consolidated assets. Refer to the Consolidated Balance Sheets as of June 30, 2025 and December 31, 2024 for total consolidated assets.

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

The ESPP provides eligible employees with the opportunity to purchase shares of the Company’s Class A Common Stock at a discount through payroll deductions. There were approximately 616,678 shares purchased under the ESPP during the three and six months ended June 30, 2025. As of June 30, 2025, 8.7 million shares of Class A Common Stock were reserved for future issuance under the ESPP.

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

The Company has no provision for income taxes for the three and six months ended June 30, 2025 and 2024. The Company has no current tax expense from losses and no deferred expense from the valuation allowance. The Company’s effective tax rate differs from the U.S. statutory rate primarily due to a valuation allowance against its net deferred tax assets as it is more likely than not that some or all of the deferred tax assets will not be realized.

Note 3. Recent Accounting Pronouncements

Recently Adopted Accounting Pronouncements

In August 2023, the FASB issued ASU 2023-05, Business Combinations - Joint Venture Formations (Subtopic 805-60): Recognition and Initial Measurement, which addresses the accounting for contributions made to a joint venture, upon formation, in a joint venture’s separate financial statements. The ASU is effective prospectively for all joint venture formations with a formation date on or after January 1, 2025. Additionally, a joint venture that was formed before January 1, 2025 may elect to apply the amendments retrospectively. Early adoption is permitted, either prospectively or retrospectively. The Company adopted this guidance in the first quarter of fiscal 2025. The adoption of such guidance had no impact on the Company’s consolidated financial statements as the Company does not have any joint venture as of June 30, 2025.

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

Note 4. Fair Value Measurement

The Company’s financial assets subject to fair value measurements on a recurring basis and the level of inputs used for such measurements were as follows (amounts in thousands):

	Fair Value Measured as of June 30, 2025
	Level 1	Level 2	Total
Assets included in:
Money market funds(1)	$114,289	$—	$114,289
Commercial paper(2)	—	47,208	47,208
U.S. government and agency securities(2)	—	595,755	595,755
Corporate notes and bonds(2)	—	20,840	20,840
Total fair value	$114,289	$663,803	$778,092

	Fair Value Measured as of December 31, 2024
	Level 1	Level 2	Total
Assets included in:
Money market funds(1)	$78,736	$—	$78,736
Commercial paper(2)	—	61,926	61,926
U.S. government and agency securities(2)	—	695,504	695,504
Corporate notes and bonds(2)	—	54,615	54,615
Total fair value	$78,736	$812,045	$890,781

(1)
Money market funds are included in cash and cash equivalents on the Condensed Consolidated Balance Sheets.
(2)
Marketable securities consist of commercial paper, U.S. government and agency securities, corporate notes and bonds. As of June 30, 2025 and December 31, 2024, marketable securities with original maturities of three months or less of $38.8 million and $42.1 million, respectively, are included in cash and cash equivalents on the Condensed Consolidated Balance Sheets.

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

The Company had no financial liabilities subject to fair value measurements on a recurring basis as of June 30, 2025 and December 31, 2024.

There have been no changes to the valuation methods utilized during the six months ended June 30, 2025. As of June 30, 2025 and December 31, 2024, the carrying values of cash and cash equivalents, accounts payable and accrued liabilities approximate their respective fair values due to their short-term nature.

Marketable Securities

The following table summarizes, by major security type, the Company’s assets that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy. Amortized cost net of unrealized gain (loss) is equal to fair value as of June 30, 2025 and December 31, 2024. The fair value as of June 30, 2025 and December 31, 2024 are as follows (amounts in thousands):

	June 30, 2025
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Level 1 securities
Money market funds	$114,289	$—	$—	$114,289
Level 2 securities
Commercial paper	47,208	—	—	47,208
U.S. government and agency securities	595,858	39	(142)	595,755
Corporate notes and bonds	20,850	3	(13)	20,840
Total	$778,205	$42	$(155)	$778,092

	December 31, 2024
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Level 1 securities
Money market funds	$78,736	$—	$—	$78,736
Level 2 securities
Commercial paper	61,926	—	—	61,926
U.S. government and agency securities	695,082	436	(14)	695,504
Corporate notes and bonds	54,609	28	(22)	54,615
Total	$890,353	$464	$(36)	$890,781

Realized gains and losses and interest income from the investment are included in interest income.

The Company regularly reviews its available-for-sale marketable securities in an unrealized loss position and evaluates the current expected credit loss by considering factors such as historical experience, market data, issuer-specific factors, and current economic conditions. The following tables display additional information regarding gross unrealized losses and fair value by major security type for the 32 and 17 marketable securities in unrealized loss positions held by the Company as of June 30, 2025 and December 31, 2024, respectively (amounts in thousands):

	June 30, 2025
	Less than 12 Consecutive Months		12 Consecutive Months or Longer		Total
	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value
U.S. government and agency securities	$(142)	$438,494	$—	$—	$(142)	$438,494
Corporate notes and bonds	(13)	13,374	—	—	(13)	13,374
Total	$(155)	$451,868	$—	$—	$(155)	$451,868

	December 31, 2024
	Less than 12 Consecutive Months		12 Consecutive Months or Longer		Total
	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value
U.S. government and agency securities	$(14)	$96,988	$—	$—	$(14)	$96,988
Corporate notes and bonds	(19)	33,111	(3)	1,063	(22)	34,174
Total	$(33)	$130,099	$(3)	$1,063	$(36)	$131,162

The unrealized losses were attributable to changes in interest rates that impacted the value of the investments, and not increased credit risk. There were no sales of available-for-sale marketable securities during the three and six months ended June 30, 2025. There were no sales of available-for-sale marketable securities during the three months ended June 30, 2024, and during the six months ended June 30, 2024 the Company received proceeds of $1.2 million, including interest, from the sale of available-for-sale marketable securities. The Company realized immaterial gains as a result of such sales. The Company does not intend to sell the investments that are in an unrealized loss position, nor is it more likely than not that the Company will be required to sell the investments before the recovery of the amortized cost basis, which may be its maturity. Accordingly, the Company did not record an allowance for credit losses associated with these investments.

The estimated amortized cost and fair value of available-for-sale securities by contractual maturity as of June 30, 2025 are as follows (amounts in thousands):

	June 30, 2025
	Amortized Cost	Fair Value
Due within one year	$778,205	$778,092
Due after one year and through five years	—	—
Total	$778,205	$778,092

Note 5. Balance Sheet Components:

Property and Equipment

Property and equipment as of June 30, 2025 and December 31, 2024 consisted of the following (amounts in thousands):

	June 30,	December 31
	2025	2024
Computer equipment, hardware, and software	$7,843	$7,831
Furniture and fixtures	123,716	107,886
Leasehold improvements	119,142	115,879
Machinery and equipment	161,319	161,460
Construction-in-progress	26,441	61,935
Property and equipment, gross	438,461	454,991
Accumulated depreciation and amortization	(172,070)	(154,999)
Property and equipment, net	$266,391	$299,992

Depreciation and amortization expense related to property and equipment was $19.2 million and $12.7 million for the three months ended June 30, 2025 and 2024, respectively. Depreciation and amortization expense related to property and equipment was $37.4 million and $24.5 million for the six months ended June 30, 2025 and 2024, respectively.

Accrued Liabilities

Accrued liabilities as of June 30, 2025 and December 31, 2024 consisted of the following (amounts in thousands):

	June 30,	December 31,
	2025	2024
Accrued property and equipment	$5,396	$975
Litigation-related accrual	2,900	11,950
Other	10,132	4,522
Accrued liabilities	$18,428	$17,447

Other Liabilities

Other liabilities as of June 30, 2025 and December 31, 2024 consisted of the following (amounts in thousands):

	June 30,	December 31,
	2025	2024
Long-term advance payments	$915	$2,515
Asset retirement obligation	13,409	12,371
Other liabilities	$14,324	$14,886

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

The Company’s leases do not have any contingent rent payments and do not contain residual value guarantees.

The components of lease related expense are as follows (amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Lease costs	2025	2024	2025	2024
Finance lease costs:
Amortization of right-of-use assets	$719	$719	$1,437	$1,437
Interest on lease liabilities	516	562	1,044	1,134
Operating lease costs	2,256	2,243	4,506	4,492
Variable lease costs	1,021	800	2,298	1,656
Total lease expense	$4,512	$4,324	$9,285	$8,719

The components of supplemental cash and non-cash information related to leases are as follows (amounts in thousands):

	Six Months Ended June 30,
	2025	2024
Operating outgoing cash flows - finance lease	$1,044	$1,134
Financing outgoing cash flows - finance lease	1,580	1,420
Operating outgoing cash flows - operating lease	4,519	4,388
Right-of-use assets obtained in exchange for new operating lease liabilities	—	777

The table below displays additional information for leases as of June 30, 2025 and December 31, 2024:

	June 30, 2025	December 31, 2024
Finance lease
Weighted-average remaining lease term - finance lease (in years)	7.3	7.8
Weighted-average discount rate - finance lease	6.06%	6.06%
Operating lease
Weighted-average remaining lease term - operating lease (in years)	7.2	7.7
Weighted-average discount rate - operating lease	6.34%	6.34%

As of June 30, 2025, future minimum payments during the next five years and thereafter are as follows (amounts in thousands):

Fiscal Year	Operating Leases	Finance Lease
2025 (remaining six months)	$4,582	$2,647
2026	9,365	5,417
2027	9,592	5,566
2028	9,569	5,719
2029	9,686	5,876
2030	9,977	6,038
Thereafter	17,302	10,433
Total	70,073	41,696
Less present value discount	(14,228)	(8,178)
Lease liabilities	$55,845	$33,518

As the Company’s lease agreements do not provide an implicit rate, the Company used an estimated incremental borrowing rate that will be incurred to borrow on a collateralized basis over a similar term at the lease commencement date or modification date in determining the present value of lease payments.

Asset Retirement Obligations

The Company establishes assets and liabilities for the present value of estimated future costs to return certain of our leased facilities to their original condition upon the termination or expiration of a lease. The recognition of an asset retirement obligation requires the Company to make assumptions and judgments including the actions required to satisfy the liability, inflation rates and the credit-adjusted risk-free rate. The initially recognized asset retirement cost is amortized using the same method and useful life as the long-lived asset to which it relates. Accretion expense is recognized over time as the discounted liability is accreted to its expected settlement value. The Company recorded asset retirement obligation of approximately $13.4 million and $12.4 million as of June 30, 2025 and December 31, 2024, respectively, in Accrued liabilities in the Condensed Consolidated Balance Sheets.

Note 7. Commitments and Contingencies

From time to time, and in the ordinary course of business, the Company is subject to certain claims, charges and litigation concerning matters arising in connection with the conduct of the Company’s business activities.

Shareholder Derivative Litigation

Two shareholder derivative suits were filed in February 2021 in the United States District Court for the Northern District of California against 11 officers and directors of the Company and have been consolidated into one action, with the first-filed complaint being designated the operative one. The Company is the nominal defendant. The complaint alleges that the individual defendants breached various duties to the Company and contains similar allegations to the settled and dismissed securities class action brought against the Company and three of its executives in January 2021, in which it was alleged that materially false and misleading statements were made concerning the Company’s business, operations, and prospects, including information regarding its battery technology. VGA is also named as a defendant in the derivative litigation. The action is currently stayed. A shareholder derivative suit was filed in October 2024 in the United States District Court for the Northern District of California against current and former officers and directors of the Company and VGA alleging breaches of duties to the Company. The Company is the nominal defendant. The action was deemed related to the consolidated action and is currently stayed.

In June through August 2022, four shareholder derivative suits were filed in the Court of Chancery of the State of Delaware against current and former directors and officers of the Company. The Company is the nominal defendant. The complaints allege that the individual defendants breached various duties to the Company. VGA is also named as a defendant in three of those actions. In September 2022, the four actions were consolidated and stayed. A consolidated amended complaint was filed on July 30, 2024.

A shareholder derivative action was filed in the United States District Court for the District of Delaware on February 22, 2024, against current and former directors and officers of the Company. The Company is the nominal defendant. The complaint alleges that the individual defendants breached various duties to the Company and includes a claim for contribution related to the securities class action that was brought against the Company and three of its executives in January 2021 and subsequently settled and dismissed. The complaint also alleges that plaintiff previously sent a litigation demand to the Board and alleges that the demand has effectively been rejected. The action is currently stayed.

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

Delaware Class Action

A shareholder derivative suit was filed in the Court of Chancery of the State of Delaware on August 16, 2022, against former and current directors and officers of the Company and of Kensington. Defendants moved to dismiss the complaint. Plaintiff filed an amended complaint on March 3, 2023, this time seeking relief on behalf of a putative class of holders of Kensington Class A Common Stock who held such stock prior to the November 23, 2020 redemption deadline and were allegedly entitled to redeem their shares but did not. The amended class action complaint alleges that the defendants breached various duties to Kensington stockholders or aided and abetted such breaches. Defendants moved to dismiss the amended complaint on May 8, 2023, and a hearing was held on February 21, 2024. The Kensington Defendants’ motion to dismiss was denied. The Legacy QuantumScape Defendants’ motion to dismiss was denied as to two defendants and granted as to the others. In October 2024, the parties reached an agreement in principle to settle the action. The settlement funds including those from applicable insurance policies were paid into escrow during the three months ended June 30, 2025. The court granted final approval of the settlement in July 2025 and final judgment was accordingly entered in the action. As of June 30, 2025, there is no outstanding liability related to this matter.

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

For many legal matters, particularly those in early stages, the Company cannot reasonably estimate the possible loss (or range of loss), if any. The Company records an accrual for legal matters at the time or times it determines that a loss is both probable and reasonably estimable. As of June 30, 2025 and December 31, 2024, the amount accrued for each matter was individually not material, and the aggregate amount accrued was approximately $3.0 million as of June 30, 2025 and $12 million as of December 31, 2024. Regarding matters for which no accrual has been made (including the potential for losses in excess of amounts accrued), the Company currently believes, based on its own investigations, that any losses (or ranges of losses) that are reasonably possible and estimable will not, in the aggregate, have a material adverse effect on its financial position, results of operations, or cash flows. However, the ultimate outcome of legal proceedings involves judgments, estimates, and inherent uncertainties and cannot be predicted with certainty. Should the ultimate outcome of any legal matter be unfavorable, the Company’s business, financial condition, results of operations, or cash flows could be materially and adversely affected. The Company may also incur substantial legal fees, which are expensed as incurred, in defending against legal claims.

Other commitments

The Company’s minimum purchase commitments consist of non-cancellable agreements to purchase goods and services, primarily for materials, and licenses and hosting services, entered into in the ordinary course of business.

As of June 30, 2025, future minimum purchase commitments in aggregate during the next five years and thereafter are as follows (amounts in thousands):

Fiscal Year	Minimum Purchase Commitments
2025 (remaining six months)	$2,382
2026	2,450
2027	1,727
2028	128
Thereafter	—
Total	$6,687

Note 8. Stockholders’ Equity

As of June 30, 2025 and December 31, 2024, 1,350,000,000 shares, $0.0001 par value per share, are authorized, of which, 1,000,000,000 shares are designated as Class A Common Stock, 250,000,000 shares are designated as Class B Common Stock, and 100,000,000 shares are designated as Preferred Stock.

Common Stock

Holders of common stock are entitled to dividends when, as, and if, declared by the Company’s Board of Directors (the “Board”), subject to the rights of the holders of all classes of stock outstanding having priority rights to dividends. As of June 30, 2025, the Company had not declared any dividends. The holder of each share of Class A Common Stock is entitled to one vote, and the holder of each share of Class B Common Stock is entitled to ten votes.

In August 2023, the Company completed an underwritten public offering of 37.5 million shares of its Class A Common Stock for an aggregate purchase price of $288.2 million, net of issuance costs of $11.8 million (the “August 2023 Public Offering”).

In February 2023, the Company entered into separate Distribution Agreements with J.P. Morgan Securities LLC, Cowen and Company, LLC, Deutsche Bank Securities Inc. and UBS Securities LLC, as sales agents, pursuant to which the Company is able to, from time to time, issue and sell common stock with an aggregate offering price of up to $400 million (the “ATM offering”) under the prospectus supplement to the Form S-3 filed on February 28, 2023 (File No. 333-266419). During the year ended December 31, 2024, 24.9 million shares of the Company’s Class A Common Stock were sold pursuant to the ATM offering for aggregate proceeds of approximately $128.5 million, net of issuance costs paid. No shares of the Company’s Class A Common Stock were sold pursuant to the ATM offering during the three months ended June 30, 2025. During the six months ended June 30, 2025, 0.2 million shares of Class A Common Stock were sold pursuant to the ATM offering for aggregate proceeds of approximately $0.9 million, net of issuance costs.

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

As of June 30, 2025, 136,592,934 shares of Class A Common Stock are authorized for issuance pursuant to awards under the 2020 Plan, plus any shares of Class A Common Stock subject to stock options, restricted stock units or other awards that were assumed in the Business Combination and terminate as a result of being unexercised or are forfeited or repurchased by the Company, with the maximum number of shares to be added to the 2020 Plan equal to 69,846,580 shares of Class A Common Stock.

Stock Options

Stock option activity under the Plans, including the EPA Program discussed below, is as follows:

	Number of Shares Outstanding (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Intrinsic value (in thousands)
Balance as of December 31, 2024(1)	24,043	$7.36	4.21
Cancelled and forfeited(2)	(4,829)	23.04	—
Expired	(35)	6.13	—
Exercised	(9,343)	1.46	—
Balance as of June 30, 2025	9,836	$5.27	4.07	$31,347
Vested and expected to vest as of June 30, 2025(3)	9,205	$4.06	3.91	$31,347
Vested and exercisable as of June 30, 2025	8,715	$3.13	3.78	$31,312

(1) This includes 5.9 million options granted and outstanding as of December 31, 2024 pursuant to the EPA Program.

(2) This represents options cancelled and forfeited under the EPA Program.

(3) This includes 0.4 million options granted pursuant to the EPA Program that are expected to vest as of June 30, 2025. None of the options granted pursuant to the EPA Program were vested and exercisable as of June 30, 2025.

There were no options granted during the six months ended June 30, 2025 or June 30, 2024. The aggregate intrinsic value of options exercised during the six months ended June 30, 2025 and 2024 was $29.7 million and $10.8 million, respectively.

Excluding options granted pursuant to the EPA Program, as of June 30, 2025, the Company had stock-based compensation of $0.2 million related to unvested stock options not yet recognized that are expected to be recognized over an estimated weighted average period of 0.2 years.

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

The Company accounts for the compensation expense associated with each Tranche when it determines that achievement of a related business milestone is considered probable. As of June 30, 2025, the business milestone for one Tranche had been achieved; however, because the related stock price target has not yet been achieved, no shares have vested to date. As of June 30, 2025, one other Tranche was considered probable.

In February 2025, certain named executive officers and certain other senior employees entered into agreements with the Company to waive the stock options granted to them under the Company’s 2021 Extraordinary Performance Award Program. The total number of shares of the Company’s Class A Common Stock underlying such waived stock options was 3,989,584. As such, these stock options were cancelled in February 2025. The remaining number of shares outstanding under the EPA Program is approximately 1.0 million as of June 30, 2025.

For the three months ended June 30, 2025, the Company recorded a credit in stock-based compensation expense of $0.8 million primarily due to forfeited awards in the current period related to the EPA Program. For the six months ended June 30, 2025, the Company recorded stock-based compensation expense of $5.2 million related to the EPA Program, net of expense including $5.7 million for the EPA awards cancelled in February 2025 where the unamortized expense was fully recognized offset by the forfeitures of awards. For the three and six months ended June 30, 2024, the Company recorded an immaterial stock-based compensation expense and a credit in stock-based compensation expense of $14.8 million for the EPA Program, respectively, primarily due to the reversal of the previously recognized expense for the options where the requisite service period had not been completed at the time of forfeiture. As of June 30, 2025, the Company had approximately $1.0 million of total unrecognized stock-based compensation expense for the business milestones currently achieved or considered probable of achievement, which will be recognized over an estimated weighted-average period of 1.7 years. As of June 30, 2025, the Company had approximately $7.0 million of total unrecognized stock-based compensation expense for the business milestones currently considered not probable of achievement.

Restricted Stock Units Activities

In 2023 and 2024, the Company granted 4.4 million and 4.2 million shares of restricted stock units with service and performance conditions (“PSU”), respectively, to members of the Company’s management team and certain other employees under the Company’s 2020 Plan. The performance conditions for these PSUs are related to the Company’s product development milestones through May 2026, and May 2027, respectively. These PSUs will expire in May 2026 and May 2027, respectively, if performance conditions are not met. During the six months ended June 30, 2025, the Company granted 5.3 million shares of PSUs to members of the Company’s management team and certain other employees. The performance conditions for these PSUs are related to the Company’s product development milestones through May 2028. These PSUs will expire in May 2028 if performance conditions are not met. For the three and six months ended June 30, 2025, the Company recorded stock-based compensation expense of $3.0 million and $6.8 million, respectively, related to these PSUs. For the three and six months ended June 30, 2024, the Company recorded stock-based compensation expense of $9.9 million and $15.2 million, respectively, related to these PSUs, for the product development milestones currently achieved or considered probable of achievement.

The Company’s Bonus Plan is settled in the form of restricted stock units to eligible employees upon the achievement of certain service and performance conditions. These performance conditions are related to the Company’s product development, operational, and business milestones for the year. The stock-based compensation expense related to the Bonus Plan were recorded as liabilities under Accrued compensation and benefits prior to the settlement of vested restricted stock units, upon which the liability is reclassified into equity. In February 2025, approximately 4.3 million restricted stock units were granted and vested under the 2024 Bonus Plan for final settlement, resulting in approximately $20.2 million in additional paid in capital. For the three months ended June 30, 2025 and 2024, the Company recorded an immaterial credit and an expense of $8.0 million, respectively, to stock-based compensation related to the current year Bonus Plan. For the six months ended June 30, 2025 and 2024, the Company recorded stock-based compensation expense of approximately $7.1 million and $10.9 million, respectively, related to the current year and prior year Bonus Plans. No shares have been granted under the 2025 Bonus Plan as of June 30, 2025.

Restricted stock units with service conditions only (“RSU”) and PSU activities under the Plans are as follows:

	RSUs Outstanding		PSUs Outstanding
	Number of Units (in thousands)	Weighted Average Grant Date Fair Value	Number of Units (in thousands)	Weighted Average Grant Date Fair Value
Balance as of December 31, 2024	26,875	$7.51	6,575	$6.92
Granted	20,411	3.59	9,582	4.08
Vested	(5,606)	8.77	(6,995)	5.65
Forfeited	(4,578)	6.37	(755)	5.30
Balance as of June 30, 2025	37,102	$5.31	8,407	$4.88

The fair value of RSUs which vested during the six months ended June 30, 2025 and June 30, 2024 was $27.4 million and $29.7 million, respectively. The fair value of PSUs which vested during the six months ended June 30, 2025 was $32.9 million in total, consisting of the final settlement under the 2024 Bonus Plan and the PSUs granted to management team and certain other employees. The fair value of PSUs which vested during the six months ended June 30, 2024 was $20.3 million, which was the final settlement under the 2023 Bonus Plan.

As of June 30, 2025, unrecognized stock-based compensation expense related to unvested RSUs and PSUs were $180.5 million and $21.8 million, respectively, and are expected to be recognized over a weighted average period of 2.8 years and 1.5 years, respectively.

Stock-Based Compensation Expense

Total stock-based compensation expense recognized in the accompanying Condensed Consolidated Statements of Operations and Comprehensive Loss for all awards is as follows (amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Research and development	$17,169	$28,170	$42,907	$48,818
General and administrative	9,086	19,655	23,987	18,294
Total stock-based compensation expense	$26,255	$47,825	$66,894	$67,112

Note 9. Earnings (Loss) Per Share

Basic net loss per share is computed by dividing the net loss by the weighted-average number of shares of common stock outstanding during the period. Diluted earnings per share adjusts basic earnings per share for the potentially dilutive impact of stock options. As the Company has reported a loss for the three and six months ended June 30, 2025 and 2024, potentially dilutive securities are antidilutive and accordingly, basic net loss per share equals diluted net loss per share.

The following table sets forth the computation of basic and diluted loss per Class A Common Stock and Class B Common Stock (amounts in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Numerator:
Net loss attributable to common stockholders	$(114,698)	$(122,975)	$(229,121)	$(243,623)
Denominator:
Weighted average Class A and Class B Common Stock outstanding - Basic and Diluted	561,698	501,232	554,890	498,688
Net loss per share attributable to Class A and Class B Common stockholders - Basic and Diluted	$(0.20)	$(0.25)	$(0.41)	$(0.49)

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

The following table presents the potential common stock outstanding that was excluded from the computation of diluted net loss per share of common stock as of the periods presented because including them would have been antidilutive (amounts in thousands):

	As of June 30,
	2025	2024
Options	9,836	30,969
RSUs	37,102	31,668
PSUs	9,734	15,172
Total	56,672	77,809

Note 10. Subsequent Events

On July 8, 2025, QuantumScape Battery, Inc. (“QS”), a wholly owned subsidiary of QuantumScape Corporation (the “Company”) entered into a Lease Termination Agreement (the “Termination Agreement”) to terminate the Company’s lease for certain premises outside of the Company’s headquarters, consisting of approximately 80,641 rentable square feet of space located in San Jose, California, effective as of August 1, 2025. The original term of the Lease commenced on November 1, 2021 and was to expire on September 30, 2032. The Company expects to recognize a loss of less than $10.0 million in the fiscal quarter ended September 30, 2025.

On July 17 2025, QS entered into an Amended and Restated Collaboration Agreement (the “Amendment”) with PowerCo SE (“PowerCo”), a battery cell company wholly owned by the Volkswagen Group, which is a major investor in the Company. The Amendment amends and restates the Collaboration Agreement entered into on July 5, 2024 between QS and PowerCo for the industrialization of QS’s QSE-5 solid-state lithium metal battery technology. Under the Amendment, QS and PowerCo entered into a statement of work outlining the scope and responsibilities of the joint scale-up team working on the Company’s battery development. PowerCo has agreed that it will contribute up to $130.7 million for the project over the next two years, subject to the completion of certain technical milestones and other project goals by the joint scale-up team. The Company is currently evaluating the impact of the project will have on its consolidated financial statements in the fiscal quarter ended September 30, 2025.

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

We are a development-stage company with no revenue to date, have incurred a net loss from operations of approximately $123.6 million and $247.2 million, for the three and six months ended June 30, 2025, respectively, and an accumulated deficit of approximately $3.6 billion from our inception through June 30, 2025. We expect to incur significant expenses and continuing losses for the foreseeable future.

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

•
Continued improvement in throughput. Increasing the volume of separator production results in the increased quantities to support internal development, prototype sampling to prospective customers, our prospective launch program, supply chain development, and technology transfer activities. We continue to invest and deploy resources to automate our manufacturing process, including purchasing higher throughput manufacturing equipment, to improve the efficiency and efficacy of our manufacturing processes and to achieve higher battery cell output.
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

Our pilot line is intended to serve four purposes. First, to provide a sufficient quantity of separators and cells for internal development and customer sampling. Second, to provide the basis for continued manufacturing process development and to help inform equipment selection and specifications for future manufacturing activities by us or our partners. Third, we target the initial production of QSE-5 cells from the pilot line. Fourth, to support collaboration and future technology transfer activities as part of the collaboration and licensing arrangements with PowerCo as well as potential future commercial arrangements. Delays in the successful buildout of our pilot line may impact both our development and future scale-up timelines.

We will need to achieve significant cost savings in battery design and manufacturing, in addition to the cost savings associated with the elimination of an anode from our solid-state battery cells as manufactured, while controlling costs associated with the manufacture of our separator, including achieving substantial improvements in quality, consistency, reliability, throughput and safety required to hit commercial targets. Further, we will need to capture industry cost savings in the materials, components, equipment, facilities design, and processes for products we develop, notably in the cathode and cell design. As we advance our licensing business model, we anticipate our partners will need to achieve similar cost savings in battery design and manufacturing, and capture industry cost savings.

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

In addition to the signed agreement with PowerCo with the goal of commercializing our battery technology, we intend to continue working closely with automotive OEMs to make our solid-state battery cells widely available over time. We have also signed customer sampling agreements with a number of OEMs, ranging from leading manufacturers by global revenue to premium performance and luxury carmakers, to collaborate with us in the testing and validating of our solid-state battery cells with the goal to include such cells into pre-production prototype vehicles and ultimately into serial production vehicles. We are currently focused on automotive EV applications, which have among the most stringent sets of requirements for batteries. Meanwhile, our solid-state battery technology has applicability in other large and growing markets including stationary storage, consumer electronics, data centers, robotics, defense, and aviation and we intend to explore opportunities in those areas as appropriate.

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

Access to Capital

Based on our current business plan, we believe that our cash resources will last into 2029. In July 2022, we filed a shelf registration statement on Form S-3 with the SEC (File No. 333-266419) (the “Form S-3”), which the SEC declared effective in August 2022, for the offer and sale of Class A Common Stock, preferred stock, depositary shares, debt securities, warrants, subscription rights, purchase contracts and units in one or more offerings and in any combination for an aggregate offering price of up to $1 billion. In February 2023, we filed a prospectus supplement to the Form S-3 for the issuance and sale of our Class A Common Stock from time to time for an aggregate offering price of up to $400 million (the “ATM offering”). During the year ended December 31, 2024, 24.9 million shares of our Class A Common Stock were sold pursuant to the ATM offering for aggregate proceeds of approximately $128.5 million, net of issuance costs paid. No shares of the Company’s Class A Common Stock were sold pursuant to the ATM offering during the three months ended June 30, 2025. During the six months ended June 30, 2025, 0.2 million shares of our Class A Common Stock were sold pursuant to the ATM offering for aggregate proceeds of approximately $0.9 million, net of issuance costs including immaterial commission fees to the sales agents. If immediately prior to the expiration of the Form S-3 the aggregate gross sales price of shares sold in the ATM offering is less than the maximum amount permissible thereunder, we would be required to file a new registration statement with the SEC.

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

Results of Operations

Comparison of the Three and Six Months Ended June 30, 2025 to the Three and Six Months Ended June 30, 2024

The following table sets forth our historical operating results for the periods indicated (amounts in thousands):

	Three Months Ended June 30,		$	%	Six Months Ended June 30,		$	%
	2025	2024	Change	Change	2025	2024	Change	Change
Operating expenses:
Research and development	$101,177	$97,746	$3,431	4%	$196,766	$181,593	$15,173	8%
General and administrative	22,409	36,711	(14,302)	(39)%	50,395	84,765	(34,370)	(41)%
Total operating expenses	123,586	134,457	(10,871)	(8)%	247,161	266,358	(19,197)	(7)%
Loss from operations	(123,586)	(134,457)	10,871	(8)%	(247,161)	(266,358)	19,197	(7)%
Other income (expense):
Interest expense	(516)	(562)	46	(8)%	(1,044)	(1,134)	90	(8)%
Interest income	8,940	12,016	(3,076)	(26)%	18,709	24,081	(5,372)	(22)%
Other income (expense)	464	50	414	828%	375	(170)	545	(321)%
Total other income	8,888	11,504	(2,616)	(23)%	18,040	22,777	(4,737)	(21)%
Net loss	(114,698)	(122,953)	8,255	(7)%	(229,121)	(243,581)	14,460	(6)%
Less: Net income attributable to non-controlling interest	—	22	(22)	(100)%	—	42	(42)	(100)%
Net loss attributable to common stockholders	$(114,698)	$(122,975)	$8,277	(7)%	$(229,121)	$(243,623)	$14,502	(6)%

Research and Development

The increase in research and development expense in the three months ended June 30, 2025 compared to the three months ended June 30, 2024 primarily resulted from an increase of $13.7 million related to the write-off of fixed assets, and an increase of $6.5 million related to depreciation and amortization, offset by a non-cash stock-based compensation expense decrease of $11.0 million primarily due to full amortization of awards, forfeitures and lower headcount, a decrease of $5.2 million in personnel costs, and a decrease of $1.6 million in materials costs.

The increase in research and development expense in the six months ended June 30, 2025 compared to the six months ended June 30, 2024 primarily resulted from an increase of $13.7 million related to the write-off of fixed assets, an increase of $12.8 million related to depreciation and amortization, and an increase of $2.2 million in expensed equipment, offset by a non-cash stock-based compensation expense decrease of $5.9 million primarily due to full amortization of awards, forfeitures and lower headcount, a decrease of $5.9 million in personnel costs, and a decrease of $1.9 million in materials costs.

General and Administrative

The decrease in general and administrative expenses in the three months ended June 30, 2025 compared to the three months ended June 30, 2024 primarily resulted from a non-cash stock-based compensation expense decrease of $10.6 million primarily due to full amortization of awards, forfeitures and lower headcount, and a decrease of $3.8 million in charges related to legal matters, professional fees, outside services and office administration.

The decrease in general and administrative expenses in the six months ended June 30, 2025 compared to the six months ended June 30, 2024 primarily resulted from a decrease of $24.5 million due to the net expense in the six months ended June 30, 2024 associated with the settlement of the class action lawsuits that were filed beginning January 2021, a decrease of $16.3 million in charges related to other legal matters, professional fees, outside services and office administration, primarily offset by a non-cash stock-based compensation expense increase of $5.7 million primarily due to the net impact of reversal of previously recognized expense of $16.0 million for the EPA awards forfeited in the six months ended June 30, 2024 where the requisite service period had not been completed at the time of forfeiture, offset by the decrease resulted from full amortization of awards, forfeitures and lower headcount.

Other Income (Expense)

Interest Income

The decrease in interest income during the three and six months ended June 30, 2025 compared to the three and six months ended June 30, 2024 was mainly due to the decrease in interest rates.

Other Income (Expense)

Other income (expense) for the three and six months ended June 30, 2025 and the three and six months ended June 30, 2024, respectively, are not material individually or in aggregate.

Liquidity and Capital Resources

As of June 30, 2025 and December 31, 2024, our principal sources of liquidity were our cash and cash equivalents and marketable securities in the amount of approximately $797.5 million and $910.8 million, respectively. Our cash equivalents are invested in U.S. money market funds, U.S. Treasury bonds and commercial paper. Our marketable securities are invested in U.S. Treasury notes and bonds, commercial paper, and corporate notes and bonds.

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

We believe that our cash on hand will be sufficient to meet our working capital and capital expenditure requirements for a period of at least twelve months from the date of this Report. Based on our current business plan, we believe that our cash resources will last into 2029, in part due to our transition from the JVA arrangement to the licensing arrangement with PowerCo, which, if entered into, is expected to have significantly lower costs and capital requirements. However, any changes to our technology development, operating costs and scale-up, including our ability to meet the milestones to enable the entry into the PowerCo IP License Agreement and related receipt of the initial royalty fee from PowerCo, could materially impact us and the availability of our capital resources. We may need additional cash resources due to changed business conditions or other developments, including unanticipated delays in negotiations with automotive OEMs and tier-one automotive suppliers or other suppliers, supply chain challenges, competitive pressures, inflation, and regulatory developments, among others. To the extent that our current resources are insufficient to satisfy our cash requirements, we may need to seek additional equity or debt financing. If such financing is not available, or if the financing terms are onerous given the high-interest rate environment or less desirable than we expect, we may be forced to decrease our level of investment in product development or scale back our operations, which could have an adverse impact on our business and financial prospects.

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

In February 2023, we filed a prospectus supplement to the Form S-3 for the issuance and sale of our Class A Common Stock from time to time for an aggregate offering price of up to $400 million through J.P. Morgan Securities LLC, Cowen and Company, LLC, Deutsche Bank Securities Inc. and UBS Securities LLC, as the sales agents. We entered into Distribution Agreements with each of these sales agents in February 2023, in connection with the ATM offering. We have up to three years from the date of the Distribution Agreements to sell the shares, however we are not obligated to sell any such shares. Any net proceeds from the sale of shares will be used for working capital and other general corporate purposes and would further extend our forecasted cash runway. No shares of the Company’s Class A Common Stock were sold pursuant to the ATM offering during the three months ended June 30, 2025. During the six months ended June 30, 2025, 0.2 million shares of our Class A Common Stock were sold pursuant to the ATM offering for aggregate proceeds of approximately $0.9 million, net of issuance costs including immaterial commission fees to the sales agents. If immediately prior to the expiration of the Form S-3 the aggregate gross sales price of shares sold in the ATM offering is less than the maximum amount permissible thereunder, we would be required to file a new registration statement with the SEC.

Cash Flows and Material Cash Requirements

The following table provides a summary of our cash flow data for the periods indicated (amounts in thousands):

	For the Six Months Ended June 30,
	2025	2024
Net cash used in operating activities	$(122,589)	$(123,096)
Net cash provided by investing activities	139,289	171,810
Net cash provided by financing activities	14,885	5,150

Operating Activities

Our cash flows used in operating activities to date have been primarily driven by the growth in our underlying business to support the research and development of next-generation battery technology. As of June 30, 2025, our operating lease commitments are approximately $9.2 million during the next twelve months and approximately $60.8 million thereafter. As a result of the Termination Agreement entered into in July 2025, we are expecting payments for the operating lease commitments to be approximately $9.2 million in the next twelve months and approximately $44.5 million thereafter. From time to time, we also enter into non-cancellable service and purchase commitments. We are expecting cash used in operating activities to include payments of approximately $3.7 million in the next twelve months and approximately $3.0 million thereafter through 2027 for our non-cancellable commitments as of June 30, 2025.

Cash used in operating activities for the six months ended June 30, 2025 was primarily driven by a net loss of $229.1 million, offset by non-cash expense of $66.9 million related to stock-based compensation, non-cash expense of $37.8 million related to depreciation and amortization, write-off of fixed assets of $14.9 million, non-cash lease expense and amortization of right-of-use assets of $4.1 million. Cash used in the operating activities was further driven by $9.1 million in amortization of premiums and accretion of discounts on marketable securities, a decrease of $6.9 million in accounts payable, accrued liabilities and accrued compensation and benefits, and a decrease of $2.6 million in operating lease liability.

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

Cash provided by investing activities for the six months ended June 30, 2025 primarily consists of proceeds from the maturity of marketable securities of $537.6 million. These were offset by $384.1 million used for the purchase of marketable securities and $14.1 million used for the purchase of various property and equipment, primarily to support our research and development activities.

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

Financing Activities

Our cash flows from financing activities primarily consist of proceeds from the issuance of common stock and exercise of stock options. A finance lease commitment for one of our buildings will result in net cash payments of $5.3 million in the next twelve months and payments of $36.4 million thereafter.

Cash provided by financing activities during the six months ended June 30, 2025 is primarily due to $15.7 million received from the exercise of stock options and our employee stock purchase plan.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes to the Company’s market risk during the three months ended June 30, 2025. For a discussion of the Company’s exposure to market risk, refer to the Company’s market risk disclosures set forth in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” of our Annual Report.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2025, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended June 30, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
•
Any failure to meet targets around cost, performance characteristics or other specifications as set out by us or our customers or partners.
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
•
Exposure to partner and customer-related risks in scaling business operations.
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
•
Complexity of financial transactions and the associated accounting and financial reporting requirements.
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

We will need to overcome production challenges to produce sufficient volumes of our separators and prototype battery cells to complete development of our first commercial product and for customer evaluation and product qualification purposes, as well as subsequent cell designs that may require different capacity, layer counts or dimensions. We have not yet validated a manufacturing process or acquired the equipment necessary to produce higher volumes of our separator, cathode electrode or related cell assembly components that meet customer requirements. We will need to produce these cells at improved yields without compromising performance, and simultaneously solve related packaging and reliability challenges in a way that is scalable and low-cost. There are significant engineering and mechanical challenges that we must overcome to advance the scale up of our battery cells. In addition, we have been designing and procuring certain equipment to continue developing the manufacturing processes necessary to make these battery cells at higher volumes. If we are not able to overcome these developmental hurdles in building our cells, our business is likely to fail. As we advance our licensing business model, if our partners are unable to overcome similar production challenges at higher volume production, our partnerships and our business will be negatively impacted.

In addition, we must advance our current manufacturing processes to include more automation, such as automated film handling and stacking, and use higher volume equipment and processes, such as moving to higher throughput continuous flow equipment. We must also continue process development and innovation efforts toward substantially shortening cycle time, improving process control and equipment reliability, and reducing consumables (including energy usage), with the target end goal of increasing the quality, consistency, reliability and throughput of our separators and battery cells. Our partners will similarly need to achieve such advancements in manufacturing processes, otherwise our partnerships and our business will be adversely affected.

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

Currency fluctuations, trade barriers, tariffs or shortages and other general economic or political conditions may limit our ability to obtain key materials, components or equipment for our solid-state batteries or significantly increase freight charges, raw material costs and other expenses associated with our business, which could further materially and adversely affect our results of operations, financial condition and prospects. In particular, tariffs—whether imposed as part of trade disputes, protective measures, or broader geopolitical strategies—could substantially drive up the cost of components and materials critical to our operations, putting significant pressure on our overall cost structure or that of our partners. For example, in February 2025, the United States imposed additional tariffs on imports from China, and significantly increased those tariffs in April 2025. These tariffs, any additional tariffs imposed on foreign goods, as well as retaliation by a foreign government against such tariffs or policies may affect, directly or indirectly, the prices and supply of key materials necessary for our or our supply chain operations. Such developments may also create uncertainty in the supplier landscape, causing suppliers to reassess their own sourcing strategies or delay shipments, further impacting our ability to plan and execute on our operational goals. We may also be subject to a number of geopolitical risks, including U.S. and foreign government trade restrictions or sanctions and any political or economic responses or counter-responses to such restrictions or sanctions. As global competition for raw materials continues to intensify, particularly in light of rising demand for battery technologies, including due to policy-driven market instability or the reallocation of global supply in response to protectionist measures, we may face difficulties securing critical supplies on favorable terms or at all, which could materially harm our ability to produce batteries at scale and threaten the viability of our business.

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

We depreciate the cost of our equipment over their expected useful lives. However, our cell design or manufacturing processes may change periodically, and we may decide to update our design or manufacturing processes more quickly than expected. Moreover, improvements in engineering and manufacturing expertise and efficiency may result in our ability to manufacture our cells using less of our currently installed equipment. Alternatively, as we develop our production processes, we may discontinue the use of already installed equipment in favor of different or additional equipment. The useful life of any equipment that would be retired early as a result would be shortened, causing the depreciation on such equipment to be accelerated, and our results of operations may be harmed. For example, during the six months ended June 30, 2025, we wrote off approximately $14.9 million of property and equipment for assets with no remaining future benefit.

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

On July 5, 2024, we entered into the PowerCo Collaboration Agreement with the goal of industrializing the solid-state lithium metal battery technology we intend to use in our first planned product—the QSE-5. Under the PowerCo Collaboration Agreement, the parties will collaborate to enable PowerCo to manufacture battery cells incorporating the QSE-5 Technology, including through a joint scale-up team that was established to facilitate the transfer of QSE-5 Technology into a cell size determined by PowerCo and by carrying out the activities set forth in statements of work. In connection with therewith and subject to the completion of certain milestones, the parties intend to enter into the PowerCo IP License Agreement under which we will grant PowerCo a non-exclusive, limited, royalty-bearing license to use the QSE-5 Technology for the purpose of manufacturing and selling batteries primarily for automotive applications, initially at one or more PowerCo facilities that together have an annual capacity of up to 40 GWh, expandable by an additional 40 GWh of annual capacity or such other capacity as may be agreed to by the parties.

On July 17 2025, we entered into an amendment and restatement of the PowerCo Collaboration Agreement (the “Amendment”) and entered into a statement of work outlining the scope and responsibilities of the joint scale-up team. PowerCo has agreed that it will contribute up to $130.7 million for the project over the next two years, subject to the completion of certain technical milestones and other project goals by the joint scale-up team.

There is no assurance that we will be able to complete the development of the solid-state battery cells or achieve the technical milestones in the time frame required by the PowerCo Collaboration Agreement or to satisfy PowerCo’s business needs, or that the joint scale-up team will cooperate successfully or complete in a timely and cost-effective manner the responsibilities assigned to them under the PowerCo Collaboration Agreement. If we do not complete this development in a timely manner, PowerCo may terminate the PowerCo Collaboration Agreement. If we are not able to reach certain milestones under the PowerCo Collaboration Agreement, PowerCo has no obligation to enter into the PowerCo IP License Agreement and we will not receive the initial royalty fee otherwise due to us thereunder and will not realize any of the benefits otherwise expected from this agreement. Additionally, there can be no assurance that the joint scale-up team will complete certain technical milestones and that PowerCo will pay for the project. Any reduction, delay, or termination of this funding could disrupt our development timelines, or materially impact our business and financial results. These factors could result in a material adverse effect on our business and financial results. The amounts of royalties to be paid under the PowerCo IP License Agreement, if entered into, will depend on the performance of our solid-state battery and the demand for the vehicles that Volkswagen develops specifically to use with the solid-state battery cells produced under the PowerCo IP License Agreement. If we cannot complete the development of our solid-state battery cells, if PowerCo does not select our solid-state battery cell for commercialization or if there is a delay in the introduction of the Volkswagen vehicles that intend to use our solid-state battery cells, our business will be harmed.

Volkswagen is our largest shareholder and holds the right to designate two directors to our Board. The strong relationship that we have developed with Volkswagen, including as a shareholder, and PowerCo and rights under the PowerCo Collaboration Agreement and, if entered into, the PowerCo IP License Agreement, may deter other automotive OEMs from working closely with us. While the PowerCo IP License Agreement, if entered into, would be non-exclusive, allowing us to license our intellectual property to other third parties, we may still need to incur significant additional expenditures for design, development, and testing to meet the needs of these third parties. If we are not able to expand our other customer relationships to a license or commercialization intent, or if we become too dependent on Volkswagen for our revenue, our business could be harmed. Volkswagen may have economic, business or legal interests or goals that are inconsistent with our goals. Further, the existence of a related-party arrangement could raise concerns among investors, analysts, or regulators about potential conflicts of interest or the independence of our governance. Any significant disagreements with Volkswagen may impede our ability to maximize the benefits of our relationship and slow the commercialization of our solid-state battery. In addition, if PowerCo is unable or unwilling to meet its economic or other obligations under the PowerCo Collaboration Agreement and PowerCo IP License Agreement, if entered into, we may be required to terminate such agreements and thereby may not realize any of the benefits otherwise expected from such agreements. These factors could result in a material adverse effect on our business and financial results. While we have entered into the PowerCo Collaboration Agreement and also expect to enter into the PowerCo IP License Agreement with PowerCo, we cannot predict the extent to which PowerCo’s activities may pose a competitive risk to, or otherwise be in conflict with, our business.

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

As we develop our business ecosystem, we will increasingly become reliant on partners and customers to scale up and commercialize our technology and will be exposed to risks related to our partners and customers.

Our licensing model requires building a global ecosystem of partners, including but not limited to our customers, suppliers and vendors, around our technology platform. As we advance our licensing model by collaborating with existing and potential partners, we will become more reliant on our partners to scale up and commercialize our technology, preserve the value of our license, and will also limit our ability to retain direct control over decisions around manufacturing and commercializing our technology. As our partners and customers continue to execute their respective business plans alongside us, there are inherent risks associated with their ability to meet manufacturing timelines, manage labor relations, and sustain supplier and customer relationships that will increasingly be outside of our control. Furthermore, we might not be able to obtain strict exclusivity with our partners and customers, which could enable them to work directly with our partners, customers and other third parties, limiting our ability to continue or extend existing collaborations and potentially reducing our anticipated revenue from royalty payments or other similar financial arrangements. These factors could result in a material adverse effect on our business and financial results.

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

We may not be able to prevent unauthorized use of our intellectual property, which could harm our business and competitive position. We rely upon a combination of the intellectual property protections afforded by patents, trademarks and trade secrets in the United States and other jurisdictions, as well as license agreements and other contractual protections, to establish, maintain and enforce rights in our proprietary technologies. In addition, we seek to protect our intellectual property through non-disclosure and invention assignment agreements with our employees and consultants, and through non-disclosure and other collaboration and development agreements with business partners and other third parties. Despite our efforts to protect our proprietary rights, insiders and third parties, including our business partners and customers, may attempt to copy or otherwise obtain, use or practice our intellectual property without our consent, use proprietary information shared by us in furtherance of an agreed upon collaboration to make developments on top of our intellectual property, including to compete with or inhibit our ability to exercise our intellectual property rights, and we may have been, and may continue to be, subject to intentional or inadvertent systems disruptions and physical or virtual security incidents, including theft or unauthorized use of our confidential information, trade secrets and proprietary technology, including with respect to our batteries and cells. Monitoring unauthorized use or loss of our intellectual property is difficult and costly, and the steps we have taken or will take to prevent misappropriation may not be sufficient. Any enforcement efforts we undertake, including litigation, may not be successful and could be time-consuming and expensive and could divert management’s attention, which could harm our business, results of operations and financial condition. In addition, existing intellectual property laws and contractual remedies may afford less protection than needed to safeguard our intellectual property portfolio or our competitive position.

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

We incurred a loss from operations of approximately $123.6 million and $247.2 million, a net loss of approximately $114.7 million and $229.1 million for the three and six months ended June 30, 2025, respectively, and an accumulated deficit of approximately $3.6 billion from our inception in 2010 through June 30, 2025. We believe that we will continue to incur operating losses each quarter until at least the time significant production of our lithium-metal solid-state batteries begins, and such production is not expected to begin in the near future.

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

In addition, the complex relationships among the United States and the countries in which we may conduct business, pose inherent risk that political, diplomatic, and national security factors can lead to global trade restrictions and changes in trade policies and export regulations that affect the EV industry. As geopolitical conflicts, such as wars in Ukraine and in the Middle East and global trade tensions continue, or possibly escalate, this may lead to further disruption, instability and volatility in global markets and industries that could negatively impact our operations, supply chain, and future sales. The U.S. government and other governments have already imposed severe sanctions and export controls against Russia and Belarus, as well as entities in China and other countries that are supporting Russia’s invasion of Ukraine, and may yet impose additional sanctions and export controls. The impact of these measures, as well as potential responses to them by Russia, China, and other countries, is currently unknown and they could adversely affect the global economy, our business, supply chain, partners or customers.

The U.S. government has and may continue to make significant changes in U.S. trade policy, including further expanding its controls on exports and imposing new tariffs on imports globally, which could negatively impact U.S. trade and result in the adoption of retaliatory tariffs by other countries as well, leading to a global trade war. More specifically, the U.S. government has imposed significant tariffs on and prohibited imports of products from China. In retaliation, China has implemented additional tariffs on a wide range of American products, imposed controls on exports of rare earth minerals to the United States and may impose additional tariffs and controls on inputs used by the EV industry. Such tariffs and prohibitions, if expanded, could have a significant impact on our business, adversely affect supply chains, and may impact our ability to access materials or production equipment in a timely manner, including around the importation of parts of our batteries and certain production equipment that is manufactured in, or with inputs from, China. If we attempt to renegotiate prices with suppliers or diversify our supply chain in response to tariffs, such efforts may not yield immediate results or may be ineffective. We might also consider increasing prices to our customers once we commence sales of our products; however, this could reduce the competitiveness of our products and adversely affect net sales.

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

The trading price of our Class A Common Stock has been and may in the future continue to be subject to extreme volatility. For example, from November 27, 2020, the date our Class A Common Stock began trading on the NYSE, through June 30, 2025, our Class A Common Stock has experienced an intra-day trading high of $132.73 per share and an intra-day trading low of $3.40 per share. At certain times during such period, the daily fluctuations in the trading price of our Class A Common Stock were substantially greater than 10%. We cannot predict the magnitude of future fluctuations in the trading price of our Class A Common Stock. The trading price of our Class A Common Stock may be affected by a number of factors, including events described in the risk factors set forth in this Report and in our other reports filed with the SEC from time to time, as well as our operating results, financial condition and other events or factors. Any of the factors listed below could have a material adverse effect on your investment in our securities. Factors affecting the trading price of our securities may include:

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

We completed an underwritten public offering in March 2021 and filed a shelf registration statement under which we completed an underwritten public offering in August 2023 and made sales pursuant to the ATM offering during the year ended December 31, 2024 and the six months ended June 30, 2025. All shares sold pursuant to such offerings are freely tradable without restrictions or further registration under the Securities Act, except for any shares sold to or purchased by any of our “affiliates” as defined in Rule 144 under the Securities Act. Our current shelf registration statement expires in August 2025, and if immediately prior to the expiration of such registration statement the aggregate gross sales price of shares sold in the ATM offering is less than the maximum amount permissible thereunder, we would be required to file a new registration statement with the SEC. We may in the future file a new registration statement with the SEC and offer for sale additional shares of our Class A Common Stock or other securities convertible into or exchangeable for our Class A Common Stock. For example, we may use the ATM offering or conduct other capital raises in the future, any of which may be dilutive to existing stockholders. We cannot assure you that we will be able to sell shares or other securities in any other offering at a price per share that is equal to or greater than the price per share paid by you for your existing shares, and investors purchasing shares or other securities in future offerings could have rights superior to existing stockholders. A significant portion of our total outstanding shares are eligible to be sold into the market, which could cause the market price of our Class A Common Stock to drop significantly, even if our business is doing well.

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

As of June 30, 2025, our executive officers, directors and their affiliates as a group and each of our stockholders who own 10% or more of our outstanding Class A Common Stock or our Class B Common Stock (together, the “Common Stock”), in the aggregate, beneficially own approximately 17.4% of our Class A Common Stock and 91.9% of our Class B Common Stock outstanding, representing approximately 51.0% of the vote. As a result, these stockholders, including Volkswagen, will be able to exercise a significant level of control over all matters requiring stockholder approval, including the election of directors, any amendment of our Amended and Restated Certificate of Incorporation (the “Certificate of Incorporation”) and approval of significant corporate transactions. In addition, Volkswagen holds the right to designate two directors to our Board. Currently, Dr. Günther Mendl, Head of the Center of Excellence Battery at Volkswagen AG, and Sebastian Schebera, Head of Strategic Partnerships at Volkswagen AG, are members of our Board. This control could have the effect of delaying or preventing a change of control or changes in our management and will make the approval of certain transactions difficult or impossible without the support of these stockholders and of their votes. Further, shares of Class B Common Stock have 10 votes per share, while shares of Class A Common Stock have one vote per share. Even though the holders of our Class B Common Stock are not party to any agreement that requires them to vote together, they may have interests that differ from yours and may vote in a way with which you disagree, and which may be adverse to your interests. This concentrated control may have the effect of delaying, preventing or deterring a change in control of us, could deprive our stockholders of an opportunity to receive a premium for their capital stock as part of a sale of us, and might ultimately affect the market price of shares of our Class A Common Stock.

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

In recent years, the United States and global economies suffered dramatic downturns as a result of the COVID-19 pandemic, a deterioration in the credit markets and related financial crisis as well as a variety of other factors including, among other things, extreme volatility in security prices, severely diminished liquidity and credit availability, ratings downgrades of certain investments and declining valuations of others, and volatility in the capital and credit markets and uncertainty with respect to the health of the U.S. banking system. The U.S. and certain foreign governments have taken unprecedented actions in an attempt to address and rectify these extreme market and economic conditions by providing liquidity and stability to the financial markets. If in future crises governments refuse to take such actions or if the actions taken by these governments are not successful, and/or if the uncertainty in the macroeconomic environment, including elevated inflation concerns, elevated interest rates, tighter credit, currency fluctuations, changes in tariffs and trade restrictions, or concerns or speculation about similar banking disruption events or risks, continues, the resulting adverse economic conditions could lead to market-wide liquidity problems and other disruptions, which may negatively impact the demand for our solid-state battery cells and may negatively impact our liquidity and ability to raise capital, if needed, on a timely basis and on acceptable terms or at all.

Our results of operations and financial condition could be materially affected by the enactment of legislation implementing changes in the U.S. or foreign taxation of business activities or the adoption of other tax reform policies.

As we expand the scale of our business activities, any changes in the U.S. or foreign taxation of such activities may increase our worldwide effective tax rate and harm our business, results of operations, and financial condition. For example, the Organisation for Economic Co-operation and Development has proposed implementing changes to existing tax laws, including a proposed 15% global minimum tax. Numerous countries have enacted tax legislation to adopt this global minimum tax beginning in 2024. Further, beginning in 2022, the Tax Cuts and Jobs Act of 2017 eliminated the option to deduct research and development expenditures currently and requires taxpayers to capitalize and amortize them over five or fifteen years. The One Big Beautiful Bill Act (the “OBBBA”) enacted in July 2025 eliminates capitalization of domestic research and experimental expenditures for taxable years beginning January 1, 2025, but retains the requirement to amortize foreign research and experimental expenditures over 15 years. These changes, and others in the OBBBA or other new legislation may impact our effective tax rate and our cash tax liability in future years.

In addition, the Inflation Reduction Act of 2022 (the “IRA”) included numerous incentives and tax credits aimed at reducing the effects of climate change, such as the extension and expansion of EV charging infrastructure tax credits under Section 30C of the Internal Revenue Code of 1986 (the “Code”), the expansion of tax credits for EVs under Section 30D of the Code, the expansion of advanced manufacturing tax credits under Section 48C of the Code, and enactment of advanced manufacturing production credits for eligible component production in the United States under Section 45X of the Code. Such tax credits may potentially benefit incumbents more than new entrants, and consequently have adverse competitive effects for new entrants. However, several of these provisions were modified by the OBBBA. The Section 30D credit now terminates on September 30, 2025, and the Section 30C credit now terminates on July 30, 2026. On May 6, 2024, the Treasury and the Internal Revenue Service (the “IRS”), in conjunction with the Department of Energy, released final regulations that contain guidance regarding the “battery component” and “critical mineral” sourcing requirements that must be met to be eligible to claim the Section 30D credit, including that at least 60% (for EVs placed in service in 2025) of the value of certain critical minerals in an EV’s battery are extracted and processed in the United States or a trade partner country, and at least 60% of the value of the battery components in an EV’s battery are manufactured or assembled in North America. The final regulations also provide that an EV is not eligible for the Section 30D credit if any of its battery components or applicable critical minerals are supplied by a “foreign entity of concern,” such as Russia or China, regardless of its overall value percentage.

The changes made by the OBBBA could materially reduce the demand for EVs, which could adversely impact the battery demand for EVs and have an adverse impact on our business. Other incentives may expire on a particular date, end when the allocated funding is exhausted, or be reduced or terminated as a matter of regulatory or legislative policy. Any other reduction in rebates, tax credits or other financial incentives could materially reduce the demand for EVs, which could adversely impact the battery demand for EVs, or materially reduce the amount of incentives available for the manufacture of our products and have an adverse impact on our business. While certain tax credits and other incentives for EVs have been available in the past, there is no guarantee these programs will be available in the future. The impact of future changes to U.S. and foreign tax law on our business is uncertain and could be adverse, and we will continue to monitor and assess the impact of any such changes.

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

We may encounter risks arising from the complexity of financial transactions and the associated accounting and financial reporting requirements.

Our business involves complex financial transactions, including but not limited to stock-based compensation, lease accounting, and income tax provisions. The accounting rules and regulations governing these areas are frequently changing and require significant judgment in their application. As our operations grow in scale and complexity, the risk of material errors or omissions in our financial statements increases. For example, in July 2025, we amended the PowerCo Collaboration Agreement with the goal of funding certain part of the research and development under the Collaboration Agreement. The arrangement may involve complex accounting judgments under U.S. GAAP.

Failure to properly interpret or apply accounting standards could result in restatements of prior financial statements, regulatory scrutiny, loss of investor confidence, or reputational harm. Additionally, maintaining compliance with these complex accounting requirements requires significant internal resources, including skilled personnel and robust systems. Any failure in our internal controls over financial reporting could adversely impact our ability to produce accurate and timely financial statements.

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

Item 5. Other Information.

Securities Trading Plans of Directors and Executive Officers

During our last fiscal quarter, the following directors and officers, as defined in Rule 16a-1(f), adopted a “Rule 10b5-1 trading arrangement” as defined in Regulation S-K Item 408, as follows:

On June 5, 2025, Dr. Timothy Holme, our Chief Technology Officer, adopted a Rule 10b5-1 trading arrangement providing for the sale from time to time of an aggregate of up to 2,714,753 shares of our Class A Common Stock. The trading arrangement is intended to satisfy the affirmative defense in Rule 10b5-1(c). The duration of the trading arrangement is until August 21, 2026, or earlier if all transactions under the trading arrangement are completed.

On June 11, 2025, Kevin Hettrich, our Chief Financial Officer, adopted a Rule 10b5-1 trading arrangement providing for the sale from time to time of an aggregate of up to 117,600 shares of our Class A Common Stock. The trading arrangement is intended to satisfy the affirmative defense in Rule 10b5-1(c). The duration of the trading arrangement is until August 26, 2026, or earlier if all transactions under the trading arrangement are completed.

On June 13, 2025, JB Straubel, Director, adopted a Rule 10b5-1 trading arrangement providing for the sale from time to time of an aggregate of up to 791,329 shares of our Class A Common Stock. The trading arrangement is intended to satisfy the affirmative defense in Rule 10b5-1(c). The duration of the trading arrangement is until June 15, 2026, or earlier if all transactions under the trading arrangement are completed.

No other officers or directors, as defined in Rule 16a-1(f), adopted and/or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as defined in Regulation S-K Item 408, during the last fiscal quarter.

Item 6. Exhibits.

Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date

2.1	Business Combination Agreement, dated as of September 2, 2020, by and among Kensington Capital Acquisition Corp., Kensington Capital Merger Sub Corp. and Legacy QuantumScape.	S-4/A	333-248930	2.1	November 12, 2020
2.2	Amendment No. 1 to Business Combination Agreement, dated as of September 21, 2020, by and among Kensington Capital Acquisition Corp., Kensington Capital Merger Sub Corp. and Legacy QuantumScape.	S-4/A	333-248930	2.2	November 12, 2020

3.1	Amended and Restated Certificate of Incorporation of the Company, as amended.	10-Q	001-39345	3.1	July 26, 2024

3.2	Amended and Restated Bylaws of the Company.	8-K	001-39345	3.1	October 25, 2022

10.1*	Lease Termination Agreement by and between 1750 Landlord and the Company
10.2*	First Amendment to the Lease Agreement by and between 1756/62 Landlord and the Company

10.3*+	Offer Letter from QuantumScape Battery, Inc. to Luca Fasoli dated March 26, 2025

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1†	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2†	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.
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

QuantumScape Corporation

Date: July 25, 2025	By:	/s/ Siva Sivaram
Siva Sivaram
President and Chief Executive Officer (Principal Executive Officer)

Date: July 25, 2025	By:	/s/ Kevin Hettrich
Kevin Hettrich
Chief Financial Officer (Principal Financial and Accounting Officer)