Form 10-Q
period 2025-09-30
QuantumScape Corp
filed 2025-10-24
CIK 1811414

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

The number of shares of the registrant’s Class A Common Stock, par value $0.0001 per share outstanding was 562,404,592, and the number of shares of the registrant’s Class B Common Stock, par value $0.0001 per share outstanding was 38,905,601, as of October 17, 2025.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

QuantumScape Corporation

Condensed Consolidated Balance Sheets (Unaudited)

(In Thousands, Except per Share Amounts)

	September 30,	December 31,
	2025	2024
Assets
Current assets
Cash and cash equivalents	$225,826	$140,866
Marketable securities	777,907	769,901
Prepaid expenses and other current assets	11,798	11,519
Total current assets	1,015,531	922,286
Property and equipment, net	250,323	299,992
Right-of-use assets - operating lease	35,134	51,472
Right-of-use assets - finance lease	20,112	22,267
Other assets	22,132	26,378
Total assets	$1,343,232	$1,322,395
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$6,446	$6,466
Accrued liabilities	13,994	17,447
Accrued compensation and benefits	19,551	32,212
Operating lease liability, short-term	4,558	5,526
Finance lease liability, short-term	3,493	3,233
Total current liabilities	48,042	64,884
Operating lease liability, long-term	35,728	52,913
Finance lease liability, long-term	29,216	31,865
Other liabilities	14,498	14,886
Total liabilities	127,484	164,548
Commitment and contingencies (see Note 7)
Stockholders’ equity
Preferred stock- $0.0001 par value; 100,000 shares authorized, none issued and outstanding as of September 30, 2025 and December 31, 2024	—	—
Common stock - $0.0001 par value; 1,250,000 shares authorized (1,000,000 Class A and 250,000 Class B); 558,608 Class A and 42,540 Class B shares issued and outstanding as of September 30, 2025, 487,883 Class A and 54,666 Class B shares issued and outstanding as of December 31, 2024	60	54
Additional paid-in-capital	4,908,604	4,515,879
Accumulated other comprehensive income	543	428
Accumulated deficit	(3,693,459)	(3,358,514)
Total stockholders’ equity	1,215,748	1,157,847
Total liabilities and stockholders’ equity	$1,343,232	$1,322,395

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

QuantumScape Corporation

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) (Unaudited)

(In Thousands, Except per Share Amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Operating expenses:
Research and development	$92,074	$96,994	$288,840	$278,587
General and administrative	22,919	33,164	73,314	117,929
Total operating expenses	114,993	130,158	362,154	396,516
Loss from operations	(114,993)	(130,158)	(362,154)	(396,516)
Other income (expense):
Interest expense	(503)	(550)	(1,547)	(1,684)
Interest income	9,997	11,347	28,706	35,428
Other income (expense)	(325)	(338)	50	(508)
Total other income	9,169	10,459	27,209	33,236
Net loss	(105,824)	(119,699)	(334,945)	(363,280)
Less: Net loss attributable to non-controlling interest, net of tax of $0	—	(127)	—	(85)
Net loss attributable to common stockholders	$(105,824)	$(119,572)	$(334,945)	$(363,195)
Net loss	$(105,824)	$(119,699)	$(334,945)	$(363,280)
Other comprehensive income (loss):
Unrealized gain on marketable securities	656	1,458	115	3,816
Total comprehensive loss	(105,168)	(118,241)	(334,830)	(359,464)
Less: Comprehensive loss attributable to non-controlling interest	—	(127)	—	(85)
Comprehensive loss attributable to common stockholders	$(105,168)	$(118,114)	$(334,830)	$(359,379)
Basic and Diluted net loss per share	$(0.18)	$(0.23)	$(0.59)	$(0.72)
Basic and Diluted weighted-average common shares outstanding	588,728	508,957	566,293	502,136

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

QuantumScape Corporation

Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)

(In Thousands)

	Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
Three Months Ended September 30, 2025	Shares	Amount	Capital	Deficit	Income	Equity
Balance as of June 30, 2025	565,316	$56	$4,612,488	$(3,587,635)	$(113)	$1,024,796
Exercise of stock options and employee stock purchase plan	3,218	1	7,985	—	—	7,986
Shares issued upon vesting of restricted stock units	3,326	—	25	—	—	25
Shares issued under At-the-Market Offering, net of issuance costs	29,288	3	263,266	—	—	263,269
Stock-based compensation	—	—	24,840	—	—	24,840
Net loss	—	—	—	(105,824)	—	(105,824)
Unrealized gain on marketable securities	—	—	—	—	656	656
Balance as of September 30, 2025	601,148	$60	$4,908,604	$(3,693,459)	$543	$1,215,748

	Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
Nine Months Ended September 30, 2025	Shares	Amount	Capital	Deficit	Income	Equity
Balance as of December 31, 2024	542,549	$54	$4,515,879	$(3,358,514)	$428	$1,157,847
Exercise of stock options and employee stock purchase plan	13,178	2	23,643	—	—	23,645
Shares issued upon vesting of restricted stock units	15,927	1	20,264	—	—	20,265
Shares issued under At-the-Market Offering, net of issuance costs	29,494	3	264,173	—	—	264,176
Stock-based compensation	—	—	84,645	—	—	84,645
Net loss	—	—	—	(334,945)	—	(334,945)
Unrealized gain on marketable securities	—	—	—	—	115	115
Balance as of September 30, 2025	601,148	$60	$4,908,604	$(3,693,459)	$543	$1,215,748

	Redeemable Non- Controlling	Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
Three Months Ended September 30, 2024	Interest	Shares	Amount	Capital	Deficit	Loss	Equity
Balance as of June 30, 2024	$1,812	503,640	$50	$4,305,018	$(3,124,280)	$(519)	$1,180,269
Exercise of stock options	—	4,271	—	7,398	—	—	7,398
Shares issued upon vesting of restricted stock units	—	4,299	1	2,768	—	—	2,769
Stock-based compensation	—	—	—	38,303	—	—	38,303
Net loss	(127)	—	—	—	(119,572)	—	(119,572)
Unrealized gain on marketable securities	—	—	—	—	—	1,458	1,458
Dissolution of joint venture	(1,685)	—	—	—	—	—	—
Balance as of September 30, 2024	$—	512,210	$51	$4,353,487	$(3,243,852)	$939	$1,110,625

	Redeemable Non- Controlling	Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
Nine Months Ended September 30, 2024	Interest	Shares	Amount	Capital	Deficit	Loss	Equity
Balance as of December 31, 2023	$1,770	493,031	$49	$4,221,892	$(2,880,657)	$(2,877)	$1,338,407
Exercise of stock options and employee stock purchase plan	—	7,208	—	13,968	—	—	13,968
Shares issued upon vesting of restricted stock units	—	11,971	2	23,083	—	—	23,085
Stock-based compensation	—	—	—	94,544	—	—	94,544
Net loss	(85)	—	—	—	(363,195)	—	(363,195)
Unrealized gain on marketable securities	—	—	—	—	—	3,816	3,816
Dissolution of joint venture	(1,685)	—	—	—	—	—	—
Balance as of September 30, 2024	$—	512,210	$51	$4,353,487	$(3,243,852)	$939	$1,110,625

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

QuantumScape Corporation

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In Thousands)

	Nine Months Ended September 30,
	2025	2024
Operating activities
Net loss	$(334,945)	$(363,280)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	51,974	39,795
Amortization of right-of-use assets and non-cash lease expense	5,859	5,980
Amortization of premiums and accretion of discounts on marketable securities	(13,696)	(23,124)
Stock-based compensation expense	96,117	110,471
Write-off of fixed assets	24,410	1,533
Other	(2,936)	186
Changes in operating assets and liabilities:
Prepaid expenses and other current assets and other assets	1,120	(777)
Accounts payable, accrued liabilities and accrued compensation and benefits	(9,045)	15,984
Operating lease liability	(3,692)	(3,717)
Other liabilities	(1,489)	1,051
Net cash used in operating activities	(186,323)	(215,898)
Investing activities
Purchases of property and equipment	(24,001)	(51,085)
Proceeds from sale of property and equipment	1,106	116
Proceeds from maturities of marketable securities	830,664	1,146,587
Proceeds from sales of marketable securities	—	1,245
Purchases of marketable securities	(824,858)	(858,921)
Net cash (used in) provided by investing activities	(17,089)	237,942
Financing activities
Proceeds from exercise of stock options and employee stock purchase plan	23,645	13,968
Proceeds from issuance of common stock	268,654	—
Common stock issuance costs paid	(4,387)	—
Principal payment for finance lease	(2,388)	(2,146)
Dissolution of joint venture	—	(1,685)
Net cash provided by financing activities	285,524	10,137
Net increase in cash, cash equivalents and restricted cash	82,112	32,181
Cash, cash equivalents and restricted cash at beginning of period	158,914	160,572
Cash, cash equivalents and restricted cash at end of period	$241,026	$192,753
Supplemental disclosure:
Cash paid for interest	$1,547	$1,684
Purchases of property and equipment, not yet paid	$4,862	$4,702
Common stock issuance costs, not yet paid	$101	$—

The following table presents the Company’s cash, cash equivalents and restricted cash by category in the Company’s Condensed Consolidated Balance Sheets (Unaudited) (amounts in thousands):

	As of September 30,
	2025	2024
Cash and cash equivalents	$225,826	$174,705
Other assets	15,200	18,048
Total cash, cash equivalents and restricted cash	$241,026	$192,753

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

QuantumScape Corporation

Notes to Condensed Consolidated Financial Statements (Unaudited)

September 30, 2025

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

The Company is focused on the development and commercialization of its solid-state lithium-metal batteries. Planned principal operations have not yet commenced. As of September 30, 2025, the Company had not derived revenue from its principal business activities.

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

Since 2012, the Company has had a relationship with the Volkswagen Group, including its affiliates Volkswagen Group of America, Inc. (“VWGoA”) and Volkswagen Group of America Investments, LLC (“VGA”), collectively referred to as “Volkswagen.” Volkswagen as a related party stockholder is an approximately 25.2% and 24.0% voting interest holder of the Company as of September 30, 2025 and December 31, 2024, respectively.

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

Unaudited Interim Condensed Consolidated Financial Statements

The accompanying interim Condensed Consolidated Balance Sheets as of September 30, 2025, the interim Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), the interim Condensed Consolidated Statements of Stockholders’ Equity for the three and nine months ended September 30, 2025 and 2024, and the interim Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2025 and 2024, are unaudited. The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited annual consolidated financial statements and, in management’s opinion, include adjustments consisting of only normal recurring adjustments necessary for the fair statement of the Company’s financial position as of September 30, 2025 and its results of operations for the three and nine months ended September 30, 2025 and 2024, and cash flows for the nine months ended September 30, 2025 and 2024. The financial data and the other financial information disclosed in the notes to these condensed consolidated financial statements related to the three-month period is also unaudited. The results of operations for the three and nine months ended September 30, 2025 and 2024 are not necessarily indicative of the results to be expected for the full fiscal year or any other period.

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

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to credit risk consist principally of cash and cash equivalents and marketable securities. As of September 30, 2025 and December 31, 2024, approximately $86.8 million and $78.7 million of our total cash and cash equivalents and marketable securities, are held in U.S. money market funds, and $659.9 million and $695.5 million are invested in U.S. government and agency securities, respectively. The Company seeks to mitigate its credit risk with respect to cash and cash equivalents and marketable securities by making deposits with what we believe to be large, reputable financial institutions and investing in high credit rated shorter-term instruments.

Cash and Cash Equivalents and Restricted Cash

Management considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

Restricted cash is maintained under an agreement that legally restricts the use of such funds and is reported within other assets as the date of availability or disbursement for all restricted cash is more than one year from September 30, 2025.

Restricted cash is comprised of $15.2 million as of September 30, 2025 and $18.0 million as of December 31, 2024, all of which is pledged as a form of security for the Company’s lease agreements for its facilities. The restricted cash is maintained in certificates of deposits as of September 30, 2025.

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

Impairment of Long-Lived Assets

The Company evaluates the carrying value of long-lived assets when indicators of impairment exist. The carrying value of a long-lived asset is considered impaired when the estimated separately identifiable, undiscounted cash flows from such an asset are less than the carrying value of the asset. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair value of the long-lived asset. During the three and nine months ended September 30, 2025 we recorded approximately $9.5 million and $24.4 million in impairment charges, respectively, related to assets no longer in use. During the three and nine months ended September 30, 2024, we recorded approximately $0.3 million and $1.5 million in impairment charges, respectively, related to assets no longer in use. These charges are recorded in Research and Development expense in the Consolidated Statements of Operations and Comprehensive Income (Loss).

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

The Company has determined that it operates in one operating segment and one reportable segment, as the CODM reviews financial information presented on a consolidated basis. The operating segment has not derived revenue from its business activities as of September 30, 2025. The CODM uses net loss for purposes of making operating decisions, allocating resources, and evaluating financial performance. For the three and nine months ended September 30, 2025 significant expenses include non-cash stock-based compensation of $29.2 million and $96.1 million, depreciation and amortization of $14.2 million and $52.0 million, write-off of property and equipment of $9.5 million and $24.4 million, personnel costs of $33.4 million and $106.0 million, and professional services and legal contingency costs of $3.8 million and $10.7 million, respectively. Similarly, for the three and nine months ended September 30, 2024, significant expenses include non-cash stock-based compensation of $43.4 million and $110.5 million, depreciation and amortization of $14.9 million and $39.8 million, write-off of property and equipment of $0.3 million and $1.5 million, personnel costs of $38.5 million and $116.3 million, and professional services and legal contingency costs of $6.4 million and $54.8 million, respectively. Other expenses include materials, facilities, other research, development, and administrative expenses, which are recorded within operating expenses. Other segment items included in consolidated net loss are interest income, interest expense, and other income (expense), which are reflected in the Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and nine months ended September 30, 2025, and 2024.

The long-lived assets outside of United States are not material as of September 30, 2025. The measure of segment assets is reported on the balance sheet as total consolidated assets. Refer to the Consolidated Balance Sheets as of September 30, 2025 and December 31, 2024 for total consolidated assets.

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

The ESPP provides eligible employees with the opportunity to purchase shares of the Company’s Class A Common Stock at a discount through payroll deductions. There were approximately 0.6 million shares purchased under the ESPP during the nine months ended September 30, 2025. As of September 30, 2025, 8.7 million shares of Class A Common Stock were reserved for future issuance under the ESPP.

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

The Company has no material provision for income taxes for the three and nine months ended September 30, 2025 and 2024. The Company has no material current tax expense from losses and no deferred expense from the valuation allowance. The Company’s effective tax rate differs from the U.S. statutory rate primarily due to a valuation allowance against its net deferred tax assets as it is more likely than not that some or all of the deferred tax assets will not be realized.

Note 3. Recent Accounting Pronouncements

Recently Adopted Accounting Pronouncements

In August 2023, the FASB issued ASU 2023-05, Business Combinations - Joint Venture Formations (Subtopic 805-60): Recognition and Initial Measurement, which addresses the accounting for contributions made to a joint venture, upon formation, in a joint venture’s separate financial statements. The ASU is effective prospectively for all joint venture formations with a formation date on or after January 1, 2025. Additionally, a joint venture that was formed before January 1, 2025 may elect to apply the amendments retrospectively. Early adoption is permitted, either prospectively or retrospectively. The Company adopted this guidance in the first quarter of fiscal 2025. The adoption of such guidance had no impact on the Company’s consolidated financial statements as the Company does not have any joint venture as of September 30, 2025.

Recent Accounting Pronouncements Not Yet Adopted

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which enhances the transparency and decision usefulness of income tax disclosures. The ASU is effective for all public business entities for annual periods beginning after December 15, 2024. Early adoption is permitted for annual financial statements that have not yet been issued or made available for issuance. The Company does not expect a material impact from the adoption of this standard on its consolidated financial statements.

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

In September 2025, the FASB issued ASU 2025-06, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software, which eliminates accounting consideration of software project development stages and clarifies the threshold applied to begin capitalizing costs. The ASU is effective for fiscal years beginning after December 15, 2027 and interim periods within those fiscal years, and permits prospective, modified prospective, or retrospective adoption. Early adoption is permitted. The Company is currently evaluating the impact of this guidance on its consolidated financial statements.

Note 4. Fair Value Measurement

The Company’s financial assets subject to fair value measurements on a recurring basis and the level of inputs used for such measurements were as follows (amounts in thousands):

	Fair Value Measured as of September 30, 2025
	Level 1	Level 2	Total
Assets included in:
Money market funds(1)	$86,822	$—	$86,822
Commercial paper(2)	—	153,705	153,705
U.S. government and agency securities(2)	—	659,889	659,889
Corporate notes and bonds(2)	—	93,109	93,109
Total fair value	$86,822	$906,703	$993,525

	Fair Value Measured as of December 31, 2024
	Level 1	Level 2	Total
Assets included in:
Money market funds(1)	$78,736	$—	$78,736
Commercial paper(2)	—	61,926	61,926
U.S. government and agency securities(2)	—	695,504	695,504
Corporate notes and bonds(2)	—	54,615	54,615
Total fair value	$78,736	$812,045	$890,781

(1)
Money market funds are included in cash and cash equivalents on the Condensed Consolidated Balance Sheets.
(2)
Marketable securities consist of commercial paper, U.S. government and agency securities, corporate notes and bonds. As of September 30, 2025 and December 31, 2024, marketable securities with original maturities of three months or less of $128.8 million and $42.1 million, respectively, are included in cash and cash equivalents on the Condensed Consolidated Balance Sheets.

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

The Company had no financial liabilities subject to fair value measurements on a recurring basis as of September 30, 2025 and December 31, 2024.

There have been no changes to the valuation methods utilized during the nine months ended September 30, 2025. As of September 30, 2025 and December 31, 2024, the carrying values of cash and cash equivalents, accounts payable and accrued liabilities approximate their respective fair values due to their short-term nature.

Marketable Securities

The following table summarizes, by major security type, the Company’s assets that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy. Amortized cost net of unrealized gain (loss) is equal to fair value as of September 30, 2025 and December 31, 2024. The fair value as of September 30, 2025 and December 31, 2024 are as follows (amounts in thousands):

	September 30, 2025
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Level 1 securities
Money market funds	$86,822	$—	$—	$86,822
Level 2 securities
Commercial paper	153,705	—	—	153,705
U.S. government and agency securities	659,430	466	(7)	659,889
Corporate notes and bonds	93,025	86	(2)	93,109
Total	$992,982	$552	$(9)	$993,525

	December 31, 2024
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Level 1 securities
Money market funds	$78,736	$—	$—	$78,736
Level 2 securities
Commercial paper	61,926	—	—	61,926
U.S. government and agency securities	695,082	436	(14)	695,504
Corporate notes and bonds	54,609	28	(22)	54,615
Total	$890,353	$464	$(36)	$890,781

Realized gains and losses and interest income from the investment are included in interest income.

The Company regularly reviews its available-for-sale marketable securities in an unrealized loss position and evaluates the current expected credit loss by considering factors such as historical experience, market data, issuer-specific factors, and current economic conditions. The following tables display additional information regarding gross unrealized losses and fair value by major security type for the 9 and 17 marketable securities in unrealized loss positions held by the Company as of September 30, 2025 and December 31, 2024, respectively (amounts in thousands):

	September 30, 2025
	Less than 12 Consecutive Months		12 Consecutive Months or Longer		Total
	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value
U.S. government and agency securities	$(7)	$71,558	$—	$—	$(7)	$71,558
Corporate notes and bonds	(2)	6,488	—	—	(2)	6,488
Total	$(9)	$78,046	$—	$—	$(9)	$78,046

	December 31, 2024
	Less than 12 Consecutive Months		12 Consecutive Months or Longer		Total
	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value
U.S. government and agency securities	$(14)	$96,988	$—	$—	$(14)	$96,988
Corporate notes and bonds	(19)	33,111	(3)	1,063	(22)	34,174
Total	$(33)	$130,099	$(3)	$1,063	$(36)	$131,162

The unrealized losses were attributable to changes in interest rates that impacted the value of the investments, and not increased credit risk. There were no sales of available-for-sale marketable securities during the three and nine months ended September 30, 2025. There were no sales of available-for-sale marketable securities during the three months ended September 30, 2024, and during the nine months ended September 30, 2024 the Company received proceeds of $1.2 million, including interest, from the sale of available-for-sale marketable securities. The Company realized immaterial gains as a result of such sale. The Company does not intend to sell the investments that are in an unrealized loss position, nor is it more likely than not that the Company will be required to sell the investments before the recovery of the amortized cost basis, which may be its maturity. Accordingly, the Company did not record an allowance for credit losses associated with these investments.

The estimated amortized cost and fair value of available-for-sale securities by contractual maturity as of September 30, 2025 are as follows (amounts in thousands):

	September 30, 2025
	Amortized Cost	Fair Value
Due within one year	$992,982	$993,525
Due after one year and through five years	—	—
Total	$992,982	$993,525

Note 5. Balance Sheet Components

Property and Equipment

Property and equipment as of September 30, 2025 and December 31, 2024 consisted of the following (amounts in thousands):

	September 30,	December 31
	2025	2024
Computer equipment, hardware, and software	$7,843	$7,831
Furniture and fixtures	124,298	107,886
Leasehold improvements	110,756	115,879
Machinery and equipment	160,664	161,460
Construction-in-progress	29,266	61,935
Property and equipment, gross	432,827	454,991
Accumulated depreciation and amortization	(182,504)	(154,999)
Property and equipment, net	$250,323	$299,992

Depreciation and amortization expense related to property and equipment was $13.9 million and $14.8 million for the three months ended September 30, 2025 and 2024, respectively. Depreciation and amortization expense related to property and equipment was $51.3 million and $39.3 million for the nine months ended September 30, 2025 and 2024, respectively.

Accrued Liabilities

Accrued liabilities as of September 30, 2025 and December 31, 2024 consisted of the following (amounts in thousands):

	September 30,	December 31,
	2025	2024
Litigation-related accrual	$3,900	$11,950
Accrued property and equipment	2,793	975
Other	7,301	4,522
Accrued liabilities	$13,994	$17,447

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

The Company’s leases include various operating leases expiring at various dates through September 2032 and a finance lease expiring September 2032 for one of our buildings in San Jose. Many leases include options to renew. The Company does not assume renewals in our determination of the lease term unless the renewals are deemed to be reasonably certain.

The Company’s leases do not have any contingent rent payments and do not contain residual value guarantees.

In July 2025, the Company entered into a Lease Termination Agreement to terminate the Company’s lease for certain premises outside of the Company’s headquarters, consisting of approximately 80,641 rentable square feet of space located in San Jose, California, effective as of August 1, 2025. The original term of the Lease commenced on November 1, 2021 and was to expire on September 30, 2032. The Company recognized a loss of approximately $8.3 million on its Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and nine months ended September 30, 2025, which includes the impairment charge of approximately $7.6 million related to leasehold improvements and a lease termination loss of approximately $0.7 million.

The components of lease related expense are as follows (amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Lease costs	2025	2024	2025	2024
Finance lease costs:
Amortization of right-of-use assets	$718	$718	$2,155	$2,155
Interest on lease liabilities	503	550	1,547	1,684
Operating lease costs	1,697	2,253	6,203	6,745
Variable lease costs	796	800	3,094	2,456
Total lease expense	$3,714	$4,321	$12,999	$13,040

The components of supplemental cash and non-cash information related to leases are as follows (amounts in thousands):

	Nine Months Ended September 30,
	2025	2024
Operating outgoing cash flows - finance lease	$1,547	$1,684
Financing outgoing cash flows - finance lease	2,388	2,146
Operating outgoing cash flows - operating lease	6,245	6,605
Right-of-use assets obtained in exchange for new operating lease liabilities	528	777

The table below displays additional information for leases as of September 30, 2025 and December 31, 2024:

	September 30, 2025	December 31, 2024
Finance lease
Weighted-average remaining lease term - finance lease (in years)	7.0	7.8
Weighted-average discount rate - finance lease	6.06%	6.06%
Operating lease
Weighted-average remaining lease term - operating lease (in years)	6.9	7.7
Weighted-average discount rate - operating lease	6.52%	6.34%

As of September 30, 2025, future minimum payments during the next five years and thereafter are as follows (amounts in thousands):

Fiscal Year	Operating Leases	Finance Lease
2025 (remaining three months)	$1,742	$1,335
2026	7,097	5,417
2027	7,254	5,566
2028	7,110	5,719
2029	7,129	5,876
2030	7,343	6,038
Thereafter	12,730	10,433
Total	50,405	40,384
Less present value discount	(10,119)	(7,675)
Lease liabilities	$40,286	$32,709

As the Company’s lease agreements do not provide an implicit rate, the Company used an estimated incremental borrowing rate that will be incurred to borrow on a collateralized basis over a similar term at the lease commencement date or modification date in determining the present value of lease payments.

Asset Retirement Obligations

The Company establishes assets and liabilities for the present value of estimated future costs to return certain of our leased facilities to their original condition upon the termination or expiration of a lease. The recognition of an asset retirement obligation requires the Company to make assumptions and judgments including the actions required to satisfy the liability, inflation rates and the credit-adjusted risk-free rate. The initially recognized asset retirement cost is amortized using the same method and useful life as the long-lived asset to which it relates. Accretion expense is recognized over time as the discounted liability is accreted to its expected settlement value. The Company recorded asset retirement obligation of approximately $13.6 million and $12.4 million as of September 30, 2025 and December 31, 2024, respectively, in Other liabilities in the Condensed Consolidated Balance Sheets.

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

Two additional shareholder derivative actions were filed in the Court of Chancery of the State of Delaware in May 2024 and October 2024, against current and former directors and officers of the Company. The Company is the nominal defendant. The complaints allege that the individual defendants breached various duties to the Company. The complaints also allege that the plaintiffs previously sent a litigation demand to the Board and allege that the demands had effectively been rejected. The action filed in May 2024 is currently stayed.

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

For many legal matters, particularly those in early stages, the Company cannot reasonably estimate the possible loss (or range of loss), if any. The Company records an accrual for legal matters at the time or times it determines that a loss is both probable and reasonably estimable. As of September 30, 2025 and December 31, 2024, the amount accrued for each matter was individually not material, and the aggregate amount accrued was approximately $4.0 million as of September 30, 2025 and $12 million as of December 31, 2024. Regarding matters for which no accrual has been made (including the potential for losses in excess of amounts accrued), the Company currently believes, based on its own investigations, that any losses (or ranges of losses) that are reasonably possible and estimable will not, in the aggregate, have a material adverse effect on its financial position, results of operations, or cash flows. However, the ultimate outcome of legal proceedings involves judgments, estimates, and inherent uncertainties and cannot be predicted with certainty. Should the ultimate outcome of any legal matter be unfavorable, the Company’s business, financial condition, results of operations, or cash flows could be materially and adversely affected. The Company may also incur substantial legal fees, which are expensed as incurred, in defending against legal claims.

Other commitments

The Company’s minimum purchase commitments consist of non-cancellable agreements to purchase goods and services, primarily for materials, and licenses and hosting services, entered into in the ordinary course of business.

As of September 30, 2025, future minimum purchase commitments in aggregate during the next five years and thereafter are as follows (amounts in thousands):

Fiscal Year	Minimum Purchase Commitments
2025 (remaining three months)	$1,439
2026	2,646
2027	1,923
2028	259
Thereafter	—
Total	$6,267

Note 8. Stockholders’ Equity

As of September 30, 2025 and December 31, 2024, 1,350,000,000 shares, $0.0001 par value per share, are authorized, of which, 1,000,000,000 shares are designated as Class A Common Stock, 250,000,000 shares are designated as Class B Common Stock, and 100,000,000 shares are designated as Preferred Stock.

Common Stock

Holders of common stock are entitled to dividends when, as, and if, declared by the Company’s Board of Directors (the “Board”), subject to the rights of the holders of all classes of stock outstanding having priority rights to dividends. As of September 30, 2025, the Company had not declared any dividends. The holder of each share of Class A Common Stock is entitled to one vote, and the holder of each share of Class B Common Stock is entitled to ten votes.

In August 2023, the Company completed an underwritten public offering of 37.5 million shares of its Class A Common Stock for an aggregate purchase price of $288.2 million, net of issuance costs of $11.8 million (the “August 2023 Public Offering”).

In February 2023, the Company entered into separate Distribution Agreements with J.P. Morgan Securities LLC, Cowen and Company, LLC, Deutsche Bank Securities Inc. and UBS Securities LLC, as sales agents, pursuant to which the Company issued and sold, from time to time, common stock with an aggregate offering price of $400 million (the “ATM offering”) under the prospectus supplement dated February 28, 2023 to a shelf registration statement on Form S-3 (the “Form S-3”). During the year ended December 31, 2024, 24.9 million shares of the Company’s Class A Common Stock were sold pursuant to the ATM offering for aggregate proceeds of approximately $128.5 million, net of issuance costs paid. During the three and nine months ended September 30, 2025, 29.3 million and 29.5 million shares of Class A Common Stock were sold pursuant to the ATM offering for aggregate proceeds of approximately $263.3 million and $264.2 million, net of issuance costs, respectively, completing the ATM offering. The Form S-3 expired in August 2025.

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

As of September 30, 2025, 136,592,934 shares of Class A Common Stock are authorized for issuance pursuant to awards under the 2020 Plan, plus any shares of Class A Common Stock subject to stock options, restricted stock units or other awards that were assumed in the Business Combination and terminate as a result of being unexercised or are forfeited or repurchased by the Company, with the maximum number of shares to be added to the 2020 Plan equal to 69,846,580 shares of Class A Common Stock.

Stock Options

Stock option activity under the Plans, including the EPA Program discussed below, is as follows:

	Number of Shares Outstanding (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Intrinsic value (in thousands)
Balance as of December 31, 2024(1)	24,043	$7.36	4.21
Cancelled and forfeited(2)	(5,039)	23.04	—
Expired	(35)	6.13	—
Exercised	(12,562)	1.72	—
Balance as of September 30, 2025	6,407	$6.10	4.02	$48,886
Vested and expected to vest as of September 30, 2025(3)	5,903	$4.65	3.83	$48,886
Vested and exercisable as of September 30, 2025	5,567	$3.54	3.68	$48,886

(1) This includes 5.9 million options granted and outstanding as of December 31, 2024 pursuant to the EPA Program.

(2) This represents options cancelled and forfeited under the EPA Program.

(3) This includes 0.3 million options granted pursuant to the EPA Program that are expected to vest as of September 30, 2025. None of the options granted pursuant to the EPA Program were vested and exercisable as of September 30, 2025.

There were no options granted during the nine months ended September 30, 2025 or September 30, 2024. The aggregate intrinsic value of options exercised during the nine months ended September 30, 2025 and 2024 was $54.3 million and $31.3 million, respectively.

Excluding options granted pursuant to the EPA Program, as of September 30, 2025, there was no unrecognized compensation cost related to stock options.

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

The Company accounts for the compensation expense associated with each Tranche when it determines that achievement of a related business milestone is considered probable. As of September 30, 2025, the business milestone for one Tranche had been achieved; however, because the related stock price target has not yet been achieved, no shares have vested to date. As of September 30, 2025, one other Tranche was considered probable.

In February 2025, certain named executive officers and certain other senior employees entered into agreements with the Company to waive the stock options granted to them under the Company’s 2021 Extraordinary Performance Award Program. The total number of shares of the Company’s Class A Common Stock underlying such waived stock options was 3,989,584. As such, these stock options were cancelled in February 2025. The remaining number of shares outstanding under the EPA Program is approximately 0.8 million as of September 30, 2025.

For the three months ended September 30, 2025, the Company recorded an immaterial credit to stock-based compensation expense primarily due to forfeited awards in the current period related to the EPA Program. For the nine months ended September 30, 2025, the Company recorded stock-based compensation expense of $4.7 million related to the EPA Program, net of expense including $5.7 million for the EPA awards cancelled in February 2025 where the unamortized expense was fully recognized offset by the forfeitures of awards. For the three and nine months ended September 30, 2024, the Company recorded $0.9 million in stock-based compensation expense and a credit in stock-based compensation expense of $13.9 million for the EPA Program, respectively, primarily due to the reversal of the previously recognized expense for the options where the requisite service period had not been completed at the time of forfeiture. As of September 30, 2025, the Company had immaterial total unrecognized stock-based compensation expense for the business milestones currently achieved or considered probable of achievement, which will be recognized over an estimated weighted-average period of 1.6 years. As of September 30, 2025, the Company had approximately $4.4 million of total unrecognized stock-based compensation expense for the business milestones currently considered not probable of achievement.

Restricted Stock Units Activities

In 2023 and 2024, the Company granted 4.4 million and 4.2 million shares of restricted stock units with service and performance conditions (“PSU”), respectively, to members of the Company’s management team and certain other employees under the Company’s 2020 Plan. The performance conditions for these PSUs are related to the Company’s product development milestones through May 2026, and May 2027, respectively. These PSUs will expire in May 2026 and May 2027, respectively, if performance conditions are not met. During the nine months ended September 30, 2025, the Company granted 5.4 million shares of PSUs to members of the Company’s management team and certain other employees. The performance conditions for these PSUs are related to the Company’s product development milestones through May 2028. These PSUs will expire in May 2028 if performance conditions are not met. For the three and nine months ended September 30, 2025, the Company recorded stock-based compensation expense of $3.7 million and $10.5 million, respectively, related to these PSUs. For the three and nine months ended September 30, 2024, the Company recorded stock-based compensation expense of $9.0 million and $24.2 million, respectively, related to these PSUs, for the product development milestones achieved or considered probable of achievement.

The Company’s Bonus Plan is settled in the form of restricted stock units to eligible employees upon the achievement of certain service and performance conditions. These performance conditions are related to the Company’s product development, operational, and business milestones for the year. The stock-based compensation expense related to the Bonus Plan were recorded as liabilities under Accrued compensation and benefits prior to the settlement of vested restricted stock units, upon which the liability is reclassified into equity. In February 2025, approximately 4.3 million restricted stock units were granted and vested under the 2024 Bonus Plan for final settlement, resulting in approximately $20.2 million in additional paid in capital. For the three months ended September 30, 2025 and 2024, the Company recorded $4.4 million and $5.1 million, respectively, to stock-based compensation related to the current year Bonus Plan. For the nine months ended September 30, 2025 and 2024, the Company recorded stock-based compensation expense of approximately $11.5 million and $15.9 million, respectively, related to the current year and prior year Bonus Plans. No shares have been granted under the 2025 Bonus Plan as of September 30, 2025.

Restricted stock units with service conditions only (“RSU”) and PSU activities under the Plans are as follows:

	RSUs Outstanding		PSUs Outstanding
	Number of Units (in thousands)	Weighted Average Grant Date Fair Value	Number of Units (in thousands)	Weighted Average Grant Date Fair Value
Balance as of December 31, 2024	26,875	$7.51	6,575	$6.92
Granted	20,746	3.66	9,698	4.13
Vested	(8,929)	8.01	(6,998)	5.65
Forfeited	(6,413)	6.14	(1,021)	5.17
Balance as of September 30, 2025	32,279	$5.17	8,254	$4.94

The fair value of RSUs which vested during the nine months ended September 30, 2025 and September 30, 2024 was $57.4 million and $46.0 million, respectively. The fair value of PSUs which vested during the nine months ended September 30, 2025 was $32.9 million in total, consisting of the final settlement under the 2024 Bonus Plan and the PSUs granted to the management team and certain other employees. The fair value of PSUs which vested during the nine months ended September 30, 2024 was $29.2 million, which was the final settlement under the 2023 Bonus Plan, the interim payout under the 2024 Bonus Plan, and the PSUs granted to the management team and certain other employees.

As of September 30, 2025, unrecognized stock-based compensation expense related to unvested RSUs and PSUs were $151.8 million and $17.9 million, respectively, and are expected to be recognized over a weighted average period of 2.7 years and 1.4 years, respectively.

Stock-Based Compensation Expense

Total stock-based compensation expense recognized in the accompanying Condensed Consolidated Statements of Operations and Comprehensive Loss for all awards is as follows (amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Research and development	$19,180	$25,947	$62,087	$74,765
General and administrative	10,043	17,412	34,030	35,706
Total stock-based compensation expense	$29,223	$43,359	$96,117	$110,471

Note 9. Earnings (Loss) Per Share

Basic net loss per share is computed by dividing the net loss by the weighted-average number of shares of common stock outstanding during the period. Diluted earnings per share adjusts basic earnings per share for the potentially dilutive impact of stock options. As the Company has reported a loss for the three and nine months ended September 30, 2025 and 2024, potentially dilutive securities are antidilutive and accordingly, basic net loss per share equals diluted net loss per share.

The following table sets forth the computation of basic and diluted loss per Class A Common Stock and Class B Common Stock (amounts in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Numerator:
Net loss attributable to common stockholders	$(105,824)	$(119,572)	$(334,945)	$(363,195)
Denominator:
Weighted average Class A and Class B Common Stock outstanding - Basic and Diluted	588,728	508,957	566,293	502,136
Net loss per share attributable to Class A and Class B Common stockholders - Basic and Diluted	$(0.18)	$(0.23)	$(0.59)	$(0.72)

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

The following table presents the potential common stock outstanding that was excluded from the computation of diluted net loss per share of common stock as of the periods presented because including them would have been antidilutive (amounts in thousands):

	As of September 30,
	2025	2024
Options	6,407	26,489
RSUs	32,279	29,594
PSUs	9,284	10,686
Total	47,970	66,769

Note 10. Related Party Transactions

In July 2025, the Company entered into an Amended and Restated Collaboration Agreement (the “Amendment”) with PowerCo SE (“PowerCo”), a battery cell company wholly owned by the Volkswagen Group, which is a major investor in the Company with approximately 25.2% of the Company's voting power, for the industrialization of QS’s QSE-5 solid-state lithium metal battery technology.

Under the Amendment, QS and PowerCo entered into a statement of work outlining the scope and responsibilities of the joint scale-up team working on the Company’s battery development. PowerCo has agreed that it will contribute up to $130.7 million for the project over the next two years, subject to the completion of certain technical milestones and other project goals by the joint scale-up team. The Amendment does not require the Company to repay funds contributed under the statement of work, and there are no restrictions on the use of the cash receipts. Under the Amendment, the Company recognizes costs as expenses in the period incurred. Payments from PowerCo will initially be recorded as a liability upon receipt. This liability will be reclassified to APIC in shareholders’ equity upon extinguishment.

The Company determined that such payments should be accounted for as a liability in accordance with ASC 730-20 Research and Development Arrangements, as there is a presumption of a repayment obligation due to the significant related party relationship between the parties. Further, ASC 470-50 Debt – Modifications and Extinguishments indicates extinguishment transactions between related entities may be in essence capital transactions. Therefore, the Company determined that the extinguishment will be accounted for as a capital transaction and reflected as an increase to APIC with no shares to be issued. As of September 30, 2025, no such payments had been received from PowerCo.

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

We are a development-stage company with no revenue to date, have incurred a net loss from operations of approximately $115.0 million and $362.2 million, for the three and nine months ended September 30, 2025, respectively, and an accumulated deficit of approximately $3.7 billion from our inception through September 30, 2025. We expect to incur significant expenses and continuing losses for the foreseeable future.

Key Trends, Opportunities and Uncertainties

We are a pre-revenue company. We believe that our performance and future success depend on several factors that present significant opportunities for us but also pose significant risks and challenges, including those discussed below and in the section titled “Risk Factors” appearing elsewhere in this Report.

Product Development

We have demonstrated capabilities of our solid-state separator and battery technology in single-layer and multilayer cell cycling data, and in 2022, shipped our first A0 prototype battery cells to multiple OEMs for testing. Following that shipment, we continued focusing our research and development on subsequent generations of prototype samples incorporating advances in cell functionality, process and reliability, as well as bringing online our pilot line in San Jose, California. In 2023, we announced our first targeted commercial product, the QSE-5, a cell with a capacity of approximately 5 amp-hours. In 2024, we began producing low volumes of our first B-sample cells, and we began shipping these cells for automotive customer testing. These are B-samples of our first product, QSE-5, with an energy density of over 800 Wh/L and <15 minute 10% to 80% fast-charging capability. In September 2025, we and PowerCo SE made the first live demonstration of our solid-state lithium metal batteries powering an electric vehicle; the technology was showcased in a Ducati motorcycle equipped with QSE-5 battery cells at the IAA Munich.

Our research and development currently includes programs for the following areas:

•
Continued improvement of the cathode. Our cathodes use a conventional cathode active material such as NMC mixed with a catholyte. We plan to benefit from industry cathode chemistry improvements and/or cost reduction, which in the future may include use of other cathode active materials, including cobalt-free compositions (e.g., LFP), as well as cathode processing advances such as dry electrode processing. Over the years, we have developed catholytes made of differing mixtures of organic liquid electrolyte in an effort to optimize performance across multiple metrics such as voltage, temperature, power, and safety, among others. We have tested solid, gel and liquid catholytes in our cells. The solid catholyte is part of our ongoing research and development investigation into inorganic catholytes. Our solid-state cathode platform is being designed to enable higher rates of charge and discharge for even thicker cathode electrodes, which, when combined with a lithium-metal anode, may further increase cell energy densities.
•
Continued improvement in quality, consistency and reliability. We are working to improve the quality and uniformity of our cells, including our separators, to further improve, among other things, the cycling behavior, power, operating conditions, and reliability of our cells. For some of our early-generation processes, we used methods of continuous processing found at scale in both the battery and ceramic industries and we are working on continuous improvement of these processes, including better quality, consistency, and higher throughput through automation and process control (including specification tightening and adding or improving inspection points along the production process flow), quality of material inputs, and particle reduction across our process. We are also developing subsequent methods not typically used in ceramics that offer significant potential cost savings.

•
Continued improvement in throughput. Increasing the volume of separator production results in the increased quantities to support internal development, prototype sampling to prospective customers, our prospective launch program, supply chain development, and technology transfer activities. We continue to invest and deploy resources to automate our production process, including purchasing higher throughput equipment, to improve the efficiency and efficacy of our production processes and to achieve higher battery cell output.
•
Cell design. We have demonstrated capabilities of our solid-state separator and battery technology in single-layer and multilayer solid-state cells in commercially relevant areas (ranging from approximately 60x75mm to 70x85mm). In order to advance the maturity of our prototype cells and produce commercially viable solid-state battery cells, we must produce battery cells that achieve target cell design and capacities set by our customers and we may have to vary cell layer count, dimensions, and packaging; while we target our first commercial product, the QSE-5, to have approximately 5 amp-hours of capacity, the exact number of layers and dimensions will vary and depend upon customer specifications, cell design considerations, and other factors. We will need to overcome production challenges to produce sufficient volumes of our separators and prototype battery cells to complete development of our first commercial product and for customer evaluation and product qualification purposes, as well as subsequent cell designs that may require different capacity, layer counts, dimensions, and packaging.

Our team of scientists, engineers, technicians, and other staff is highly motivated and committed to solving these challenges ahead. However, any delays in the completion of these tasks will require additional cash use and delay market entry.

Process Development

Our architecture depends on our proprietary solid-state ceramic separator. Though our separator’s design is unique, our early-generation process relied on established or similar high-volume production processes already deployed in other industries. We, and together with our partners, are developing subsequent, proprietary higher-volume separator production processes that seek to further reduce cost, increase throughput, and improve quality.

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

We are focused on the throughput and capability of our pilot line in San Jose, California. As part of the continued expansion of our throughput we are automating our production process and purchasing higher throughput battery-cell production equipment.

Our pilot line is intended to serve four purposes. First, to provide a sufficient quantity of separators and cells for internal development and customer sampling. Second, to provide the basis for continued production process development and to help inform equipment selection and specifications for future production activities by us or our partners. Third, we target the initial production of QSE-5 cells from the pilot line. Fourth, to support collaboration and future technology transfer activities as part of the collaboration and licensing arrangements with PowerCo as well as potential future commercial arrangements. Delays in the successful buildout of our pilot line may impact both our development and future scale-up timelines.

We will need to achieve significant cost savings in battery design and production, in addition to the cost savings associated with the elimination of an anode from our solid-state battery cells as manufactured, while controlling costs associated with the manufacture of our separator, including achieving substantial improvements in quality, consistency, reliability, throughput and safety required to hit commercial targets. Further, we will need to capture industry cost savings in the materials, components, equipment, facilities design, and processes for products we develop, notably in the cathode and cell design. As we advance our licensing business model, we anticipate our partners will need to achieve similar cost savings in battery design and production, and capture industry cost savings.

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

We have demonstrated capabilities of our solid-state separator and battery technology in single-layer and multilayer solid-state cells in commercially relevant areas (ranging from approximately 60x75mm to 70x85mm). We will work to continue improving quality, consistency, reliability, throughput, and safety and optimize all components of the cell. We will continue to work to further develop our production processes to enable increasing volumes of prototype shipments and, through successful technology transfer, high volume manufacturing by our licensing partners.

In July 2024, we entered into the PowerCo Collaboration Agreement with the goal of industrializing the solid-state lithium-metal battery technology we intend to use in our first planned product—the QSE-5. PowerCo was formed by Volkswagen in 2022 as a company intended to consolidate Volkswagen’s activities in the development and production of battery cells. In connection with the PowerCo Collaboration Agreement and subject to the completion of certain milestones, we and PowerCo intend to enter into the PowerCo IP License Agreement under which we will grant PowerCo a non-exclusive, limited, royalty-bearing license to use the QSE-5 technology for the purpose of manufacturing and selling batteries primarily for automotive applications, and PowerCo will pre-pay an initial royalty fee of $130 million, against which any future royalties due will be credited. The initial royalty is subject to a time-based diminishing clawback if the PowerCo IP License Agreement is terminated early by PowerCo under certain conditions. The PowerCo Collaboration Agreement supersedes the JVA, which was terminated concurrently. As compared to a joint venture arrangement of similar output volumes, we expect the licensing arrangement to result in less revenue, as well as lower costs and capital requirements. In July 2025, we entered into an amendment and restatement of the PowerCo Collaboration Agreement and entered into a statement of work outlining the scope and responsibilities of the joint scale-up team working at our battery development pilot line in San Jose, California for the development, validation, demonstration, and initial commercialization of battery cells based on the QSE-5 technology and toward the transfer of QSE-5 technology into cell size determined by PowerCo (the “Project”). PowerCo has agreed to contribute up to $130.7 million for the Project over the next two years, subject to the completion of certain milestones by the joint scale-up team.

In addition to the signed agreements with PowerCo with the goal of commercializing our battery technology, we intend to continue working closely with automotive OEMs to make our solid-state battery cells widely available over time. We have also signed agreements, including customer sampling and joint development agreements, with a number of OEMs, ranging from leading manufacturers by global revenue to premium performance and luxury carmakers, to collaborate with us in the testing and validating of our solid-state battery cells with the goal to include such cells into pre-production prototype vehicles and ultimately into serial production vehicles. We are currently focused on automotive EV applications, which have among the most stringent sets of requirements for batteries. Meanwhile, our solid-state battery technology has applicability in other large and growing markets including stationary storage, consumer electronics, data centers, robotics, defense, and aviation and we intend to explore opportunities in those areas as appropriate.

We believe that our technology enables a variety of business models and presents opportunities with a variety of potential customers, such as automotive OEMs, end-users, and licensees, as applicable. In addition to the collaboration with PowerCo, which contemplates a licensing arrangement, we may operate solely-owned manufacturing facilities, license technology to other manufacturers, or enter into joint venture arrangements, among other approaches. We intend to continue to invest in research and development to improve battery cell performance, improve production processes, and reduce cost.

Access to Capital

Based on our current business plan, we believe that our cash resources will last through 2029. However, changes to our technology development, operating costs and scale-up, including our ability to meet the milestones for entry into the PowerCo IP License Agreement, receipt of the related initial royalty fee from PowerCo, and achievement of the Project milestones for receipt of Project contributions from PowerCo, could materially impact us and the availability of our capital resources. We may also need additional cash resources due to changed business conditions or other developments, including unanticipated delays in negotiations with automotive OEMs and tier-one automotive suppliers or other suppliers, supply chain challenges, competitive pressures, inflation, instability in global economic markets, increased trade tariffs, and regulatory developments, among others. To the extent that our current resources are insufficient to satisfy our cash requirements, we may need to seek additional equity or debt financing. If such financing is not available, or if the financing terms are onerous given the high-interest rate environment or less desirable than we expect, we may be forced to decrease our level of investment in product development or scale back our operations, which could have an adverse impact on our business and financial prospects.

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

Recent Developments

Completion of ATM Offering

In February 2023, we filed a prospectus supplement to a shelf registration statement on Form S-3 (the “Form S-3”) for the issuance and sale of our Class A Common Stock from time to time for an aggregate offering price of up to $400 million (the “ATM offering”). During the year ended December 31, 2024, 24.9 million shares of our Class A Common Stock were sold pursuant to the ATM offering for aggregate proceeds of approximately $128.5 million, net of issuance costs paid. During the three and nine months ended September 30, 2025, 29.3 million and 29.5 million shares of Class A Common Stock were sold pursuant to the ATM offering for aggregate proceeds of approximately $263.3 million and $264.2 million, respectively, net of issuance costs including the commission fees to the sales agents of approximately $4.0 million for the three and nine months ended September 30, 2025, completing our ATM offering. The Form S-3 expired in August 2025.

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

Results of Operations

Comparison of the Three and Nine Months Ended September 30, 2025 to the Three and Nine Months Ended September 30, 2024

The following table sets forth our historical operating results for the periods indicated (amounts in thousands):

	Three Months Ended September 30,		$	%	Nine Months Ended September 30,		$	%
	2025	2024	Change	Change	2025	2024	Change	Change
Operating expenses:
Research and development	$92,074	$96,994	$(4,920)	(5)%	$288,840	$278,587	$10,253	4%
General and administrative	22,919	33,164	(10,245)	(31)%	73,314	117,929	(44,615)	(38)%
Total operating expenses	114,993	130,158	(15,165)	(12)%	362,154	396,516	(34,362)	(9)%
Loss from operations	(114,993)	(130,158)	15,165	(12)%	(362,154)	(396,516)	34,362	(9)%
Other income (expense):
Interest expense	(503)	(550)	47	(9)%	(1,547)	(1,684)	137	(8)%
Interest income	9,997	11,347	(1,350)	(12)%	28,706	35,428	(6,722)	(19)%
Other income (expense)	(325)	(338)	13	(4)%	50	(508)	558	(110)%
Total other income	9,169	10,459	(1,290)	(12)%	27,209	33,236	(6,027)	(18)%
Net loss	(105,824)	(119,699)	13,875	(12)%	(334,945)	(363,280)	28,335	(8)%
Less: Net loss attributable to non-controlling interest	—	(127)	127	(100)%	—	(85)	85	(100)%
Net loss attributable to common stockholders	$(105,824)	$(119,572)	$13,748	(11)%	$(334,945)	$(363,195)	$28,250	(8)%

Research and Development

The decrease in research and development expense in the three months ended September 30, 2025 compared to the three months ended September 30, 2024 primarily resulted from a non-cash stock-based compensation expense decrease of $6.8 million primarily due to full amortization of awards, forfeitures and lower headcount, a decrease of $5.1 million in personnel costs and a decrease of $2.2 million in materials costs, offset by an increase of $9.2 million related to the write-off of fixed assets no longer in use, including the leasehold improvements associated with the lease termination.

The increase in research and development expense in the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024 primarily resulted from an increase of $22.9 million related to the write-off of fixed assets no longer in use, including the leasehold improvements associated with the lease termination, an increase of $12.2 million related to depreciation and amortization, and an increase of $3.6 million in expensed equipment, offset by a non-cash stock-based compensation expense decrease of $12.7 million primarily due to full amortization of awards, forfeitures and lower headcount, a decrease of $11.0 million in personnel costs, a decrease of $4.1 million in materials costs, and a decrease of $1.1 million in outside services costs.

General and Administrative

The decrease in general and administrative expenses in the three months ended September 30, 2025 compared to the three months ended September 30, 2024 primarily resulted from a non-cash stock-based compensation expense decrease of $7.4 million primarily due to full amortization of awards, forfeitures and lower headcount, and a decrease of $2.6 million in charges related to legal matters, professional fees, and office administration.

The decrease in general and administrative expenses in the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024 primarily resulted from a decrease of $24.5 million due to the net expense in the nine months ended September 30, 2024 associated with the settlement of the class action lawsuits that were filed beginning January 2021, a decrease of $18.6 million in charges related to other legal matters, professional fees, and office administration, and a non-cash stock-based compensation expense decrease of $1.7 million primarily due to full amortization of awards, forfeitures and lower headcount.

Other Income (Expense)

Interest Income

The decrease in interest income during the three and nine months ended September 30, 2025 compared to the three and nine months ended September 30, 2024 was mainly due to the decrease in interest rates.

Other Income (Expense)

Other income (expense) for the three and nine months ended September 30, 2025 and the three and nine months ended September 30, 2024, respectively, are not material individually or in aggregate.

Liquidity and Capital Resources

As of September 30, 2025 and December 31, 2024, our principal sources of liquidity were our cash and cash equivalents and marketable securities in the amount of approximately $1.0 billion and $910.8 million, respectively. Our cash equivalents are invested in U.S. money market funds, U.S. Treasury bonds and commercial paper. Our marketable securities are invested in U.S. Treasury notes and bonds, commercial paper, and corporate notes and bonds.

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

During the year ended December 31, 2024, we sold 24.9 million shares of our Class A Common Stock pursuant to the ATM offering and received approximately $128.5 million in proceeds, net of issuance costs paid. During the three and nine months ended September 30, 2025, 29.3 million and 29.5 million shares of Class A Common Stock were sold pursuant to the ATM offering for aggregate proceeds of approximately $263.3 million and $264.2 million, respectively, net of issuance costs including the commission fees to the sales agents of approximately $4.0 million for the three and nine months ended September 30, 2025, completing our ATM offering.

Net proceeds from the sale of the shares will be used for working capital and other general corporate purposes.

We believe that our cash on hand will be sufficient to meet our working capital and capital expenditure requirements for a period of at least twelve months from the date of this Report. Based on our current business plan, we believe that our cash resources will last through 2029, in part due to our transition from the JVA arrangement to the licensing arrangement with PowerCo, which, if entered into, is expected to have significantly lower costs and capital requirements. However, any changes to our technology development, operating costs and scale-up, including our ability to meet the milestones to enable customer payments or the entry into the PowerCo IP License Agreement and related receipt of the initial royalty fee from PowerCo, could materially impact us and the availability of our capital resources. We may need additional cash resources due to changed business conditions or other developments, including unanticipated delays in negotiations with automotive OEMs and tier-one automotive suppliers or other suppliers, supply chain challenges, competitive pressures, inflation, and regulatory developments, among others. To the extent that our current resources are insufficient to satisfy our cash requirements, we may need to seek additional funding through the issuance of equity or debt financing. If such financing is not available, or if the financing terms are onerous given the high-interest rate environment or less desirable than we expect, we may be forced to decrease our level of investment in product development or scale back our operations, which could have an adverse impact on our business and financial prospects.

Cash Flows and Material Cash Requirements

The following table provides a summary of our cash flow data for the periods indicated (amounts in thousands):

	For the Nine Months Ended September 30,
	2025	2024
Net cash used in operating activities	$(186,323)	$(215,898)
Net cash (used in) provided by investing activities	(17,089)	237,942
Net cash provided by financing activities	285,524	10,137

Operating Activities

Our cash flows used in operating activities to date have been primarily driven by the growth in our underlying business to support the research and development of next-generation battery technology. As of September 30, 2025, our operating lease commitments are approximately $7.0 million during the next twelve months and approximately $43.4 million thereafter. From time to time, we also enter into non-cancellable service and purchase commitments. We are expecting cash used in operating activities to include payments of approximately $3.5 million in the next twelve months and approximately $2.8 million thereafter through 2027 for our non-cancellable commitments as of September 30, 2025.

Cash used in operating activities for the nine months ended September 30, 2025 was primarily driven by a net loss of $334.9 million, offset by non-cash expense of $96.1 million related to stock-based compensation, non-cash expense of $52.0 million related to depreciation and amortization, write-off of fixed assets of $24.4 million, non-cash lease expense and amortization of right-of-use assets of $5.9 million. Cash used in the operating activities was further driven by $13.7 million in amortization of premiums and accretion of discounts on marketable securities, a decrease of $9.0 million in accounts payable, accrued liabilities and accrued compensation and benefits, and a decrease of $3.7 million in operating lease liability due to rent payments.

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

Cash provided by investing activities for the nine months ended September 30, 2025 primarily consists of proceeds from the maturity of marketable securities of $830.7 million. These were offset by $824.9 million used for the purchase of marketable securities and $24.0 million used for the purchase of various property and equipment, primarily to support our research and development activities.

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

Financing Activities

Our cash flows from financing activities primarily consist of proceeds from the issuance of common stock and exercise of stock options. A finance lease commitment for one of our buildings will result in net cash payments of $5.4 million in the next twelve months and payments of $35.0 million thereafter.

Cash provided by financing activities during the nine months ended September 30, 2025 is primarily due to approximately $264.3 million in net proceeds from the ATM offering and $23.6 million received from the exercise of stock options and our employee stock purchase plan.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes to the Company’s market risk during the three months ended September 30, 2025. For a discussion of the Company’s exposure to market risk, refer to the Company’s market risk disclosures set forth in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” of our Annual Report.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2025, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended September 30, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Risk Factor Summary

Risks Related to Our Technology Development, Production and Performance

•
Challenges involving our development of solid-state battery cells.
•
Challenges related to production and scale-up of our separator and solid-state battery cells.
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
•
Any loss or early obsolescence of our production equipment.

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
•
Environmental and safety risks related to battery technology development and production.

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

Risks Related to Our Technology Development, Production and Performance

We face significant challenges in our attempt to develop a solid-state battery cell and produce it at higher volumes with acceptable performance, quality, consistency, reliability, throughput, safety, and costs. Delays or failures in accomplishing our development objectives may delay or prevent successful commercialization of our technology and negatively impact our business.

Developing lithium-metal solid-state batteries that meet the requirements for wide adoption by automotive OEMs is a difficult undertaking and, as far as we are aware, has never been done before. We are still in the development stage and face significant challenges in completing the development of our battery cells and in producing battery cells in commercial volumes with acceptable performance, quality, consistency, reliability, throughput, safety, and costs. Some of the development challenges include increasing the quality, consistency, reliability and production throughput of our separators and cells, increasing the size and layer count of our multilayer cells, increasing production scale to produce the volume of cells needed for our technology development and customer applications, installing, bringing up and optimizing higher throughput equipment, packaging design and engineering to ensure adequate cycle life, pressure management, cost reduction, completion of the rigorous and challenging specifications required by our automotive partners, including but not limited to, calendar life, energy density, mechanical, safety, and abuse testing.

Our solid-state separator is in the development stage and has never been used before for battery applications (or to our knowledge, for any other applications). There are significant quality, consistency, reliability and throughput, cost and production process challenges to be solved in order for the separators to be produced and used commercially. We have had and are likely to continue to encounter engineering challenges as we increase the lateral dimensions, reduce the thickness and defects and increase the production volume of our separators. In addition, we are continuously evaluating multiple cathode material compositions for inclusion in our battery cells. We also have not validated that the current cell design meets all automotive requirements. If we are not able to overcome these barriers in developing and producing separators and battery cells at commercial volumes, our business would likely fail.

We have tested single-layer and multilayer cells in commercially relevant areas that measure approximately 60x75mm to 70x85mm, and shipped our first A0 prototype battery cells in 2022. In 2024, we shipped the first B0 prototype samples of our QSE-5 cell. While we target our first commercial product, the QSE-5, to have a capacity of approximately 5 amp-hours, the exact capacity, number of layers and dimensions may vary and depend upon specific customer preference, cell design considerations, and other factors. Any delay in the development or production scale-up of our solid-state battery cells would negatively impact our business as it will delay time to revenue and negatively impact our customer relationships.

We and our partners need to overcome production challenges to produce higher volumes of our separators and prototype battery cells and we may encounter delays and cost overruns related to planning, permitting, construction, equipment installation and reliability, utilities infrastructure installation and operations start-up of our production processes, which could delay or prevent the introduction of our product and negatively impact our business.

We and our partners will need to overcome production challenges to produce sufficient volumes of our separators and prototype battery cells to complete development of our first commercial product and for customer evaluation and product qualification purposes, as well as subsequent cell designs that may require different capacity, layer counts or dimensions. We have not yet validated a production process or acquired the equipment necessary to produce higher volumes of our separator, cathode electrode or related cell assembly components that meet customer requirements. We will need to produce these cells at improved yields while solving related packaging and reliability challenges in a way that is scalable, low-cost, and does not compromise performance (e.g. energy density, power, cycle life, and safety). There are significant engineering and mechanical challenges that we must overcome to advance the scale up of our battery cells. In addition, we have been designing and procuring certain equipment to continue developing the production processes necessary to make these battery cells at higher volumes. If we are not able to overcome these developmental hurdles in building our cells, our business is likely to fail. As we advance our licensing business model, if our partners are unable to overcome similar production challenges at higher volume production, our partnerships and our business will be negatively impacted.

In addition, we must advance our current production processes to include more automation, such as automated film handling and stacking, and use higher volume equipment and processes, such as moving to higher throughput continuous flow equipment. We must also continue process development and innovation efforts toward substantially shortening cycle time, improving process control and equipment reliability, and reducing consumables (including energy usage), with the target end goal of increasing the quality, consistency, reliability and throughput of our separators and battery cells. Our partners will similarly need to achieve such advancements in production processes, otherwise our partnerships and our business will be adversely affected.

Further, we must build out our pilot line in San Jose, California, to provide a sufficient quantity of separators and cells for internal development, customer sampling, and higher volumes of QSE-5 cells. Ultimately, we need to build out our pilot line to serve as the basis for continued production process development, including to support collaboration and future technology transfer activities as part of the collaboration and licensing arrangements with PowerCo as well as potential future commercial arrangements. However, we could encounter significant delays and cost overruns related to planning, permitting, construction, equipment delivery, installation, qualification, and reliability, utilities infrastructure installation, and operations start-up of our pilot line. Examples include global supply chain issues that impact our equipment suppliers, supplier non-performance and equipment damage in transit. In particular, we have experienced short-term power outages at our San Jose facilities that have been resolved, but similar disruptions may occur in the future; delays associated with material shortage and backups at key shipping ports could impact the capacity at which we can run the facility; and certain of our construction contractors have previously reported delays due to labor strikes of their employees that were ultimately resolved but may reoccur in the future. If we, or our partners, are unable to substantially improve our production processes to increase yield and throughput to achieve the cost, performance and volume levels required for commercial shipments, our business could be materially impacted.

If the cost, performance characteristics or other specifications of the battery fall short of our targets or our customer requirements, our ability to develop, market, and sell our battery technology could be harmed.

If the cost, performance characteristics or other specifications of our battery cells fall short of our targets or our customer requirements, our ability to develop, market, and sell our battery technology would likely be adversely affected.

While we are continuing to improve the performance characteristics and other specifications of our batteries, our battery cells must simultaneously satisfy all the commercial and safety requirements of our customers. Our solid-state battery cell uses a ceramic separator which we believe is safer than conventional polymer separators. We have conducted, and we will continue to conduct, a suite of performance and safety tests on our prototype cells, including on a limited number of QSE-5 B-samples to date. Although certain of our cells tested in our laboratories have passed automotive performance and safety test levels, some of these cells have been subject to additional modified test conditions and tested to the point of failure. However, these performance and safety test results for our prototype cells are not necessarily representative of those of subsequent generations of our cells since performance and safety are a function of the composition of a cell’s materials, which may change from one generation of cells to another and depend on the final design of the battery package. Additional safety tests, with much larger samplings of cells, need to be performed as our materials and processes evolve to ensure efficacy and statistical significance.

Once commercial production of our solid-state battery cells commences, they may contain defects in design and manufacture that may cause them to not perform as expected or that may require repairs, recalls, and design changes. Our battery technology is inherently complex and incorporate technology and components that have not been used for other applications and that may contain defects and errors, particularly when first introduced. We have a limited frame of reference from which to evaluate the long-term performance of our solid-state batteries. There can be no assurance that we will be able to develop a battery that meets all our customers’ specifications, or that we or our partners will be able to detect and fix any defects in our solid-state batteries prior to the sale to potential consumers. If batteries based on our technology fail to perform as expected, this could adversely affect our sales, brand, business, prospects and results of operations.

We may not be able to establish supply relationships for necessary materials, components or equipment, which could delay the introduction of our product and negatively impact our business.

We rely on third-party suppliers for components and equipment necessary to develop and manufacture our solid-state batteries, including key supplies, such as our cathode material and manufacturing equipment for both our solid-state separator and solid-state battery cells. We are collaborating with key suppliers but have not yet entered into agreements for the supply of production quantities for many of these materials. To the extent that we are unable to enter into commercial agreements with these suppliers on beneficial terms, or these suppliers experience difficulties or delays ramping up their supply of materials to meet our requirements, the introduction of our battery will be delayed. For example, we have previously experienced minor disruptions to the supply of process gas and have also experienced and could continue to experience disruption to the supply of petroleum-derived products as a result of certain weather and geopolitical events and conflicts and any related political or economic responses and counter-responses or otherwise by various global actors. The war in Ukraine and resulting sanctions against Russia by certain countries has also led to, and a further escalation of the armed conflict in the Middle East could also lead to, an increase in the price of petroleum and petroleum-derived products, which has in certain instances increased and may in the future further increase the cost of manufacturing, input material pricing and logistics costs. These challenges may be exacerbated in situations where we source certain of our materials and equipment exclusively from one or a few suppliers.

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

Operational problems with production equipment could result in the personal injury to or death of our or our partners’ workers, the loss of production equipment, damage to production facilities, monetary losses, delays and unanticipated fluctuations in production. The potential risks of operational problems at our facilities also apply to individuals not employed and equipment not owned by us, such as third-party contractors, and our business partners’ personnel and equipment. In addition, operational problems may result in environmental damage, administrative fines, increased insurance costs and potential legal liabilities. These operational problems could have a material adverse effect on our business, results of operations, cash flows, financial condition or prospects.

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

While we have signed customer sampling agreements with a number of OEMs, we are still in the process of development and scale-up of our San Jose pilot line and there is no assurance or guarantee that we can sufficiently develop our solid-state battery technology or that any of our customers or potential customers will be able to successfully complete their testing and validation processes and, therefore, enter into definitive volume production or license agreements with us. Until we are able to enter into agreements with multiple customers to commercialize our technology, we anticipate that our operating results may vary significantly from quarter to quarter.

We may be negatively impacted by any early obsolescence of our production equipment.

We depreciate the cost of our equipment over their expected useful lives. However, our cell design or production processes may change periodically, and we may decide to update our design or production processes more quickly than expected. Moreover, improvements in engineering and production expertise and efficiency may result in our ability to manufacture our cells using less of our currently installed equipment. Alternatively, as we develop our production processes, we may discontinue the use of already installed equipment in favor of different or additional equipment. The useful life of any equipment that would be retired early as a result would be shortened, causing the depreciation on such equipment to be accelerated, and our results of operations may be harmed. For example, during the Nine months ended September 30, 2025, we wrote off approximately $24.4 million of property and equipment for assets with no remaining future benefit.

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

On July 17, 2025, we entered into an amendment and restatement of the PowerCo Collaboration Agreement (the “Amendment”) and entered into a statement of work outlining the scope and responsibilities of the joint scale-up team. PowerCo has agreed that it will contribute up to $130.7 million for the Project over the next two years, subject to the completion of certain technical milestones and other Project goals by the joint scale-up team.

There is no assurance that we will be able to complete the development of the solid-state battery cells or achieve the technical milestones in the time frame required by the PowerCo Collaboration Agreement or to satisfy PowerCo’s business needs, or that the joint scale-up team will cooperate successfully or complete in a timely and cost-effective manner the responsibilities assigned to them under the PowerCo Collaboration Agreement. If we do not complete this development in a timely manner, PowerCo may terminate the PowerCo Collaboration Agreement. If we are not able to reach certain milestones under the PowerCo Collaboration Agreement, PowerCo has no obligation to enter into the PowerCo IP License Agreement and we will not receive the initial royalty fee otherwise due to us thereunder and will not realize any of the benefits otherwise expected from this agreement. Additionally, continued billings to PowerCo are subject to completion of certain technical milestone or other contractual payment schedules, and therefore our operating results may vary significantly from quarter to quarter. There can be no assurance that the joint scale-up team will complete certain technical milestones or that PowerCo will pay for the project. Any reduction, delay, or termination of this funding could disrupt our development timelines, or materially impact our business and financial results. These factors could result in a material adverse effect on our business and financial results. The amounts of royalties to be paid under the PowerCo IP License Agreement, if entered into, will depend on the performance of our solid-state battery and the demand for the vehicles that Volkswagen develops specifically to use with the solid-state battery cells produced under the PowerCo IP License Agreement. If we cannot complete the development of our solid-state battery cells, if PowerCo does not select our solid-state battery cell for commercialization or if there is a delay in the introduction of the Volkswagen vehicles that intend to use our solid-state battery cells, our business will be harmed.

Volkswagen is our largest shareholder and holds the right to designate two directors to our Board. The strong relationship that we have developed with Volkswagen, including as a shareholder, and PowerCo and rights under the PowerCo Collaboration Agreement and, if entered into, the PowerCo IP License Agreement, may deter other automotive OEMs from working closely with us. While the PowerCo IP License Agreement, if entered into, would be non-exclusive, allowing us to license our intellectual property to other third parties, we may still need to incur significant additional expenditures for design, development, and testing to meet the needs of these third parties. If we are not able to expand our other customer relationships to a license or commercialization intent, or if we become too dependent on Volkswagen for our revenue, our business could be harmed. Volkswagen may have economic, business or legal interests or goals that are inconsistent with our goals. Further, the existence of a related-party arrangement could raise concerns among investors, analysts, or regulators about potential conflicts of interest or the independence of our governance. In addition, the contractual arrangements with PowerCo may involve complex accounting judgments under U.S. GAAP. Any significant disagreements with Volkswagen may impede our ability to maximize the benefits of our relationship and slow the commercialization of our solid-state battery. In addition, if PowerCo is unable or unwilling to meet its economic or other obligations under the PowerCo Collaboration Agreement and PowerCo IP License Agreement, if entered into, we may be required to terminate such agreements and thereby may not realize any of the benefits otherwise expected from such agreements. These factors could result in a material adverse effect on our business and financial results. While we have entered into the PowerCo Collaboration Agreement and also expect to enter into the PowerCo IP License Agreement with PowerCo, we cannot predict the extent to which PowerCo’s activities may pose a competitive risk to, or otherwise be in conflict with, our business.

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

PowerCo, established in 2022 by Volkswagen, has a limited track record in battery manufacturing, thereby presenting several risks. Its operational capabilities remain untested, raising uncertainties regarding its ability to develop, scale up, and efficiently produce battery cells. Furthermore, PowerCo’s capacity to secure the requisite capital for technology development and scaling remains unproven, potentially resulting in delays to key milestones. PowerCo is wholly owned by and dependent on Volkswagen and its financial and operational resources, changes in or poor execution of business plans by either PowerCo or Volkswagen—including any decision by Volkswagen to reduce or terminate the business of PowerCo or to curtail investments in EV production through cost-cutting measures—could adversely harm our business. As PowerCo continues to execute its business plan, there are inherent risks associated with its ability to meet manufacturing timelines, manage labor relations, and sustain supplier and customer relationships. Our concentrated customer base and specific partnership with PowerCo further heighten our exposure to fluctuations in its operations and business model, any of which may impede decision-making and adversely impact the commercialization of our technology.

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

Under the PowerCo Collaboration Agreement, we agreed to jointly own with PowerCo certain types of foreground intellectual property. This joint ownership may reduce our ability to protect or assert some of our intellectual property rights. More specifically, we agreed to jointly own certain foreground intellectual property that is jointly developed under the PowerCo Collaboration Agreement and that either party is free to exploit their share of such jointly owned intellectual property without the other’s consent, subject to certain conditions. Similarly, we have entered into, and may continue to enter into, other agreements, including joint development agreements with various business partners, for example, for the development and commercialization of our ceramic separator, that involve joint ownership of foreground intellectual property. These agreements may allow our partners to independently use, license, or develop improvements to or derivatives of jointly owned intellectual property without requiring our approval, which could impact our competitive position or limit our ability to fully capitalize on such innovations. Because PowerCo and other partners may exploit such jointly owned intellectual property without our consent, we may not be able to prevent them or their licensees from using or exploiting such jointly owned intellectual property, or any improvements to or derivatives of such intellectual property developed by these partners. Additionally, our ability to innovate on or practice our intellectual property could be adversely hindered by any new such intellectual property created by our partners, and could undermine the value of our intellectual property and negatively impact our ability to work with additional prospective partners, thereby weakening our competitive position.

Furthermore, under these arrangements, our business partners, including Volkswagen, PowerCo, and other customers and partners, have and will have access to certain proprietary information or intellectual property, increasing the risk of misappropriation, unauthorized use, or inadvertent disclosure due to insufficient safeguards, cybersecurity breaches, employee misconduct, or other vulnerabilities. Such risks could undermine the value of our intellectual property, disrupt our business, or impair our ability to effectively protect our rights.

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

We incurred a loss from operations of approximately $115.0 million and $362.2 million, a net loss of approximately $105.8 million and $334.9 million for the three and nine months ended September 30, 2025, respectively, and an accumulated deficit of approximately $3.7 billion from our inception in 2010 through September 30, 2025. We believe that we will continue to incur operating losses each quarter until at least the time significant production of our lithium-metal solid-state batteries begins, and such production is not expected to begin in the near future.

We expect the rate at which we will incur losses to be significantly higher in future periods as we, among other things, continue to incur significant expenses in connection with the design, development and production of our batteries; expand our research and development activities; invest in production capabilities; build up inventories of components for our batteries; increase our sales and marketing activities; develop our distribution infrastructure; and increase our general and administrative functions to support our growing operations. We may find that these efforts are more expensive than we currently anticipate or that these efforts may not result in revenues, which would further increase our losses.

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
•
unanticipated technical or production challenges or delays;
•
technological developments relating to lithium-ion, lithium-metal solid-state or other batteries that could adversely affect the commercial potential of our technologies;
•
whether we can obtain sufficient capital to continue our research and development activities, build our production facilities and sustain and grow our business;
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

We are highly dependent upon a variety of information systems to operate our business. The information systems (including internal and external systems such as our website or systems used by partners, service providers, suppliers, customers, and other third parties’) supporting our research, development, and the production of our batteries, and the data we maintain, including our intellectual property, may be subject to intentional or inadvertent disruption, such as telecommunications or network failures, security incidents, or alleged violations of laws, regulations, or other obligations relating to data handling. Any such matters, or perceptions that any of them have occurred, could result in private claims, demands and litigation, regulatory investigations and other proceedings, as well as fines and other liabilities, which could adversely impact our reputation and future sales. We expect to face significant challenges with respect to information security and maintaining the security and integrity of our systems and other systems used in our business, as well as with respect to the data stored on or processed by these systems. Advances in technology, including increased adoption of artificial intelligence technology by us and third-party service providers, suppliers, customers, and other third-party partners, an increased level of sophistication and expertise of hackers, new discoveries in the field of cryptography or other technological developments can result in actual or perceived compromise or breach of, or other security incident with respect to, the systems used in our business or of security measures used in our business to protect intellectual property, confidential information, personal information, and other data. Additionally, remote working further increases the security threats that we and our third-party service providers, suppliers, and customers face.

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

We are increasingly incorporating artificial intelligence capabilities into our business operations. Artificial intelligence technology is complex and rapidly evolving and presents risks and challenges that may impact our business, including subjecting us to significant competitive, legal, regulatory, operational and other risks. There is no guarantee that use of artificial intelligence will enhance our technologies, benefit our business operations, or produce products and services that are preferred by our partners and customers. Additionally, artificial intelligence algorithms or training methodologies may be flawed, and datasets may contain irrelevant, insufficient, biased or proprietary information, including the intellectual property of others, which can result in output errors and inadvertent infringement of others’ intellectual property rights, and may give rise to legal liability and materially harm our business. The use of artificial intelligence may also result in inadvertent data leakage or unauthorized exposure of data and confidential business information. Our competitors may also be more successful in their artificial intelligence strategy and develop competitive products with the aid of artificial intelligence technology. As a result, any issues in the development and use of artificial intelligence by us or our suppliers, partners and competitors, combined with an uncertain regulatory environment, may result in reputational harm, liability, or other adverse consequences to our business operations.

Evolving scrutiny and changing expectations from global regulators and our stakeholders regarding our environmental, social and governance (ESG) practices and value proposition could adversely affect our business, brand and reputation.

There is evolving focus, including from global regulators and stakeholders such as our investors, customers and partners, on ESG matters, including climate change, environmental stewardship, diversity and inclusion, and sustainability strategy. In particular, increasing public awareness and concern over climate change may result in new or increased legal and regulatory requirements to reduce or mitigate the effects of climate change on the environment. Increased costs of energy or compliance with emissions standards due to increased legal or regulatory requirements may cause disruptions in or increased costs associated with our development and production operations. It is also possible that requirements or guidance in one jurisdiction, such as the United States, may contradict or diverge from requirements or guidance in other jurisdictions, such as the European Union. Agreements with customers and partners, such as the PowerCo Collaboration Agreement, include and may include obligations related to sustainability targets. There can be no certainty that we will manage such matters successfully, or that we will successfully meet the (at times contradictory) expectations of stakeholders as to our proper role with respect to ESG matters. Any failure or perceived failure to timely manage, respond, or meet ESG related contractual, legal or regulatory requirements, expectations or targets, including with respect to reducing our or our partners’ impact on the environment, or addressing climate change related impacts or other sustainability concerns, could subject us to significant costs and liabilities and adversely affect our business and reputation.

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

In the event of a further epidemic, pandemic or other outbreak, we may face similar adverse effects as experienced during the COVID-19 pandemic. For example, we may be required to take a variety of measures as may be required by government authorities or that we determine are in the best interests of our employees, suppliers, vendors and business partners, and any such measures may adversely affect our future production plans, supply chain sales and marketing activities, business and results of operations.

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

Internationally, there may be laws and regulations in the United States or in jurisdictions we have not yet entered or laws we are unaware of in jurisdictions we have entered that may restrict our sales or other business practices. The laws in this area can be complex, difficult to interpret and may change over time. Continued regulatory limitations and other obstacles that may interfere with our ability to engage with partners or commercialize our products can negatively impact demand for our future product, increase our supply chain complexity and production costs, reduce the competitiveness of our products, or restrict our ability to sell products or raise capital, any or all of which could have a negative and material impact on our business, prospects, financial condition and results of operations.

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

Battery technology development and production involves certain inherent environmental and safety risks. Some of our employees handle hazardous materials, including chemicals, such as materials containing lithium and sulfide, that pose specific challenges. We have engineering and administrative controls in place for handling these materials along with any hazardous substances and the employees who handle such materials are required to follow certain safety procedures, including the use of personal protective equipment such as respirators where needed, chemical goggles, and other protective clothing. In addition to exposure, materials with lithium and sulfides have the propensity to start fires. While we believe we have taken precautionary measures which include engineering controls, personal protective equipment, procedures and training to prevent human exposures and fires, including annual safety training for our employees, we cannot ensure that human or environmental exposure to hazardous materials used in our development activities and prototype products will not occur. Any such exposure could result in future third-party claims against us, damage to our reputation, and heightened regulatory scrutiny, remedial and corrective action obligations or the incurrence of capital expenditures, any of which could limit or impair our ability to attract customers. The occurrence of future events such as these could have a material adverse effect on our business, financial condition and results of operations.

We utilize new production equipment, techniques and processes, including specialized automated production equipment within our separator, cathode, and cell assembly process areas. These equipment and processes pose hazards typical to manufacturing such as but not limited to hazardous materials, moving parts, and high voltage and/or high current electrical systems typical of large production equipment and related safety incidents. Although we conduct equipment and process reviews before use, we may not be able to prevent the occurrence of safety incidents that damage machinery or our products, slow or stop production, or harm employees. Consequences to such safety incidents may include litigation, regulation, fines, increased insurance premiums, personal injury to or death of our employees, mandates to temporarily halt production, workers’ compensation claims, damage to our facilities, or other actions that impact our company brand, finances, or ability to operate.

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

The trading price of our Class A Common Stock has been and may in the future continue to be subject to extreme volatility. For example, from November 27, 2020, the date our Class A Common Stock began trading on the NYSE, through September 30, 2025, our Class A Common Stock has experienced an intra-day trading high of $132.73 per share and an intra-day trading low of $3.40 per share. At certain times during such period, the daily fluctuations in the trading price of our Class A Common Stock were substantially greater than 10%. We cannot predict the magnitude of future fluctuations in the trading price of our Class A Common Stock. The trading price of our Class A Common Stock may be affected by a number of factors, including events described in the risk factors set forth in this Report and in our other reports filed with the SEC from time to time, as well as our operating results, financial condition and other events or factors. Any of the factors listed below could have a material adverse effect on your investment in our securities. Factors affecting the trading price of our securities may include:

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

We completed an underwritten public offering in March 2021, an underwritten public offering in August 2023 and sales pursuant to the ATM offering which we completed in August 2025. All shares sold pursuant to such offerings are freely tradable without restrictions or further registration under the Securities Act, except for any shares sold to or purchased by any of our “affiliates” as defined in Rule 144 under the Securities Act. We may in the future file a new registration statement with the SEC and offer for sale additional shares of our Class A Common Stock or other securities convertible into or exchangeable for our Class A Common Stock. For example, we may conduct an additional ATM offering or conduct other capital raises in the future, any of which may be dilutive to existing stockholders. We cannot assure you that we will be able to sell shares or other securities in any other offering at a price per share that is equal to or greater than the price per share paid by you for your existing shares, and investors purchasing shares or other securities in future offerings could have rights superior to existing stockholders. A significant portion of our total outstanding shares are eligible to be sold into the market, which could cause the market price of our Class A Common Stock to drop significantly, even if our business is doing well.

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

Any failure by our management to use the proceeds effectively from our completed public offerings or any future offerings of equity or debt instruments, whether from the ATM offering or other sources of liquidity, such as the royalty fee under the PowerCo IP License Agreement, if entered into, or other customer cash inflows, could harm our business, and we may invest such proceeds in a manner that does not produce income or that loses value, which may negatively impact the market price of our Class A Common Stock.

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

As of September 30, 2025, our executive officers, directors and their affiliates as a group and each of our stockholders who own 10% or more of our outstanding Class A Common Stock or our Class B Common Stock (together, the “Common Stock”), in the aggregate, beneficially own approximately 15.8% of our Class A Common Stock and 91.8% of our Class B Common Stock outstanding, representing approximately 48.6% of the vote. As a result, these stockholders, including Volkswagen, will be able to exercise a significant level of control over all matters requiring stockholder approval, including the election of directors, any amendment of our Amended and Restated Certificate of Incorporation (the “Certificate of Incorporation”) and approval of significant corporate transactions. In addition, Volkswagen holds the right to designate two directors to our Board. Currently, Dr. Günther Mendl, Head of the Center of Excellence Battery at Volkswagen AG, and Sebastian Schebera, Head of Strategic Partnerships at Volkswagen AG, are members of our Board. This control could have the effect of delaying or preventing a change of control or changes in our management and will make the approval of certain transactions difficult or impossible without the support of these stockholders and of their votes. Further, shares of Class B Common Stock have 10 votes per share, while shares of Class A Common Stock have one vote per share. Even though the holders of our Class B Common Stock are not party to any agreement that requires them to vote together, they may have interests that differ from yours and may vote in a way with which you disagree, and which may be adverse to your interests. This concentrated control may have the effect of delaying, preventing or deterring a change in control of us, could deprive our stockholders of an opportunity to receive a premium for their capital stock as part of a sale of us, and might ultimately affect the market price of shares of our Class A Common Stock.

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

As we expand the scale of our business activities, any changes in the U.S. or foreign taxation of such activities may increase our worldwide effective tax rate and harm our business, results of operations, and financial condition. For example, the Organisation for Economic Co-operation and Development has proposed implementing changes to existing tax laws, including a proposed 15% global minimum tax. Numerous countries have enacted tax legislation to adopt this global minimum tax beginning in 2024. The United States has been working on a side-by-side system to allow U.S.-parented multinational corporations to operate under existing U.S. minimum tax rules instead of the global minimum tax regime. Further, beginning in 2022, the Tax Cuts and Jobs Act of 2017 eliminated the option to deduct research and development expenditures currently and requires taxpayers to capitalize and amortize them over five or fifteen years. The One Big Beautiful Bill Act (the “OBBBA”) enacted in July 2025 eliminates capitalization of domestic research and experimental expenditures for taxable years beginning January 1, 2025, but retains the requirement to amortize foreign research and experimental expenditures over 15 years. These changes, and others in the OBBBA or other new legislation may impact our effective tax rate and our cash tax liability in future years.

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

In general, under Section 382 of the Code, a corporation that undergoes an “ownership change” is subject to limitations on its ability to use its pre-change net operating loss carryforwards (“NOLs”) to offset future taxable income. An “ownership change” is generally defined as a greater than 50 percentage point change (by value) in a corporation’s equity ownership by certain stockholders over a three-year period. Similar provisions of state tax law may also apply to limit our use of accumulated state tax attributes. As a result, even if we earn net taxable income in the future, our ability to use our pre-change NOLs and other tax attributes to offset such future taxable income or tax liability may be subject to limitations. In the event that it is determined that we have in the past experienced an ownership change, or if we experience one or more ownership changes in the future, our ability to use these pre-change NOLs and other pre-change tax attributes to offset U.S. federal taxable liability may be further limited, which could potentially result in increased future tax liability to us.

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

Our business involves complex financial transactions, including but not limited to stock-based compensation, lease accounting, and income tax provisions. The accounting rules and regulations governing these areas are frequently changing and require significant judgment in their application. As our operations grow in scale and complexity, the risk of material errors or omissions in our financial statements increases. For example, in July 2025, we amended the PowerCo Collaboration Agreement with the goal of funding certain part of the research and development under the Collaboration Agreement. The arrangement may involve complex accounting judgments under U.S. GAAP, including classification of the non-refundable payments from PowerCo as a liability, as well as derecognition of the liability to shareholders’ equity upon extinguishment, driven by the significant related party relationship with Volkswagen Group, which creates a presumption of a repayment obligation.

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

Item 5. Other Information.

Securities Trading Plans of Directors and Executive Officers

On September 12, 2025, Mohit Singh, our Chief Development Officer, terminated the Rule 10b5-1 trading arrangement adopted on September 12, 2024, providing for the sale from time to time of an aggregate of up to 2.2 million shares of our Class A Common Stock. The trading arrangement was intended to satisfy the affirmative defense in Rule 10b5-1(c). The trading arrangement was previously scheduled to expire on December 15, 2025, or earlier if all transactions under the trading arrangement were completed.

No other officers or directors, as defined in Rule 16a-1(f), adopted and/or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as defined in Regulation S-K Item 408, during the last fiscal quarter.

Item 6. Exhibits.

Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date

2.1	Business Combination Agreement, dated as of September 2, 2020, by and among Kensington Capital Acquisition Corp., Kensington Capital Merger Sub Corp. and Legacy QuantumScape.	S-4/A	333-248930	2.1	November 12, 2020
2.2	Amendment No. 1 to Business Combination Agreement, dated as of September 21, 2020, by and among Kensington Capital Acquisition Corp., Kensington Capital Merger Sub Corp. and Legacy QuantumScape.	S-4/A	333-248930	2.2	November 12, 2020

3.1	Amended and Restated Certificate of Incorporation of the Company, as amended.	10-Q	001-39345	3.1	July 26, 2024

3.2	Amended and Restated Bylaws of the Company.	8-K	001-39345	3.1	October 25, 2022

10.1#	Amended and Restated Collaboration Agreements dated as of July 17, 2025 by and between QuantumScape Battery, Inc. and PowerCo SE.	8-K	001-39345	10.1	July 23, 2025

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1†	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2†	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.
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

QuantumScape Corporation

Date: October 24, 2025	By:	/s/ Siva Sivaram
Siva Sivaram
President and Chief Executive Officer (Principal Executive Officer)

Date: October 24, 2025	By:	/s/ Kevin Hettrich
Kevin Hettrich
Chief Financial Officer (Principal Financial and Accounting Officer)