Form 10-K
period 2025-12-31
QuantumScape Corp
filed 2026-02-25
CIK 1811414

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number 001-39345

QUANTUMSCAPE CORPORATION

(Exact name of registrant as specified in its Charter)

Delaware	85-0796578
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
1730 Technology Drive San Jose, California	95110
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: (408) 452-2000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common Stock, par value $0.0001 per share	QS	The Nasdaq Stock Market LLC

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

As of June 30, 2025, the last day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the closing price of the shares of common stock on The New York Stock Exchange (the “NYSE”), was approximately $3.0 billion. Shares of common stock held by each executive officer and director and by each person who owns 10% or more of the outstanding common stock have been excluded from the foregoing calculation in that such persons may be deemed affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. In December 2025, the registrant transferred the listing of its Class A Common Stock from the NYSE to The Nasdaq Stock Market LLC (Nasdaq Global Select Market).

The number of shares of the registrant’s Class A Common Stock, par value $0.0001 per share outstanding was 575,291,274, and the number of shares of the registrant’s Class B Common Stock, par value $0.0001 per share outstanding was 37,290,635, as of February 18, 2026.

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

The Company makes forward-looking statements in this Report and in documents incorporated herein by reference. All statements, other than statements of present or historical fact included in or incorporated by reference in this Report, regarding the Company’s future financial performance, the development of the Company’s battery technology, as well as the Company’s strategy, future operations, financial position, estimated revenues and losses, projected costs, prospects, plans and objectives of management are forward-looking statements. When used in this Report, the words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “prospective,” “should,” “will,” “would,” the negative of such terms, and other similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words. These forward-looking statements are based on management’s current expectations, assumptions, hopes, beliefs, intentions and strategies regarding future events and are based on currently available information as to the outcome and timing of future events. The Company cautions you that these forward-looking statements are subject to risks and uncertainties, including those described in Part I, Item 1A, “Risk Factors” in this Report, most of which are difficult to predict and many of which are beyond the control of the Company and incident to its business. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make.

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

Anode	The negative electrode in a battery, serving as the host material for lithium ions during charging
Battery cycle life	The number of times a battery can be charged and discharged until its capacity is significantly reduced (e.g. to 70% or 80% of the initial capacity)
Capacity (battery)	The amount of charge a battery can store. May be measured in amp-hours (Ah)
Cathode	The positive electrode in a battery
Catholyte	The lithium-ion conductor in the cathode compartment of a battery
Dendrites	Growths of lithium metal that can pass through a separator and short circuit the cell
EV	Electric vehicle
Energy density

The amount of energy stored in a battery per unit volume (volumetric energy density which may be measured in Wh/L) or unit mass (specific energy, also known as gravimetric energy density which may be measured in Wh/kg)

ICE	Internal combustion engines
LFP	Lithium-iron-phosphate, a cathode active material
Lithium-ion battery	A conventional battery which uses liquid electrolyte to transport lithium ions between the cathode and anode to charge and discharge the battery
Lithium-metal battery	Advanced battery technology that uses lithium metal as the anode
NMC	Nickel-manganese-cobalt, a cathode active material
OEM(s)	Original Equipment Manufacturer(s), which in the context of this Report, are companies that design, produce and sell vehicles under their own brand names
Power (battery)	The rate at which a battery can be discharged or charged
QSE-5	Our first planned product, a ~5 Amp hour solid-state lithium-metal battery cell
Separator

A material in between the cathode and anode that prevents physical contact between the positive and negative electrodes. Our cell design includes a separator that consists of an inorganic solid ceramic film that has characteristics of both a separator and an electrolyte, and we sometimes refer to our proprietary solid-state electrolyte-separator as “electrolyte-separator”, “solid-state separator”, or “solid-state electrolyte-separator”.

Solid-state battery	Next-generation battery technology that comprises a solid separator

PART I

Item 1. Business.

Overview

QuantumScape is a leader in developing next-generation solid-state lithium-metal battery technology for EVs and other applications. QuantumScape Battery Inc. was founded in 2010 with the mission to revolutionize energy storage to enable a sustainable future.

We are in the midst of a once-in-a-century shift in automotive powertrains, from ICE to clean EVs. After 30 years of gradual improvements in conventional lithium-ion batteries, the benefits of EVs have been demonstrated, principally in the premium passenger car market. However, there are fundamental limitations inhibiting widespread adoption of battery technology, and we believe the automotive market needs a step change in battery technology to make mass market EVs competitive with the fossil fuel alternative.

We have spent over a decade developing a proprietary solid-state battery technology to meet this challenge. QuantumScape’s solid-state lithium-metal battery technology is designed to offer greater energy density, faster charging, and enhanced safety when compared to today’s conventional lithium-ion batteries. We believe no other lithium-metal battery technology has demonstrated the capability of achieving automotive rates of power with acceptable battery cycle life at modest levels of pressure (approximately 3 to 4 atmospheres (“atm”)).

Since 2012, we have developed a strong partnership with Volkswagen Group of America Investments, LLC (“VGA”) and certain of its affiliates (together with VGA, “Volkswagen”). Volkswagen is one of the largest car companies in the world and, over the last ten years, Volkswagen has invested approximately $380 million in us. Over the course of our relationship, Volkswagen has successfully tested multiple generations of certain of our single-layer and multilayer prototype cells at automotive rates of power. In July 2024, we entered into a Collaboration Agreement (the “Collaboration Agreement”) with PowerCo SE (“PowerCo”), a battery cell company wholly owned by Volkswagen, with the goal of PowerCo industrializing QS technology based on QSE-5. In July 2025, we entered into an amendment and restatement of the Collaboration Agreement (the “PowerCo Amendment”, together with the Collaboration Agreement, the “PowerCo Collaboration Agreement”), and entered into a statement of work outlining the scope and responsibilities of the joint scale-up team working at our battery development pilot line in San Jose, California for the development, validation, demonstration, and initial commercialization of QS battery cell technology based on QSE-5 and toward the transfer of such technology into cell size determined by PowerCo (the “Project”). PowerCo has agreed to contribute up to $130.7 million for the Project over the next two years, subject to the completion of certain milestones by the joint scale-up team.

In addition to the signed agreements with PowerCo with the goal of commercializing our battery technology, we intend to continue working closely with automotive OEMs to make our solid-state battery cells widely available over time. We have also signed agreements, including customer sampling, technology evaluation and joint development agreements, with a number of OEMs, ranging from leading manufacturers by global revenue to premium performance and luxury carmakers, to collaborate with us in the testing and validating of our solid-state battery cells with the goal to include such cells into pre-production prototype vehicles and ultimately into serial production vehicles. We are currently focused on automotive EV applications, which have among the most stringent sets of requirements for batteries. Meanwhile, we see opportunities for our solid-state battery technology in other large and growing markets including consumer electronics, data centers, defense, and others and we intend to explore such opportunities as appropriate.

We believe that our technology enables a variety of business models and presents opportunities with a variety of potential customers, such as automotive OEMs, end-users, and licensees, as applicable. In addition to the collaboration with PowerCo, which contemplates payments for collaboration activities and a licensing arrangement, we may operate solely-owned manufacturing facilities, license technology to other manufacturers, or enter into joint venture arrangements, among other approaches. We are also building a global ecosystem of partners, including but not limited to our customers, suppliers and vendors, around our technology platform, creating additional licensing and monetization opportunities for the company and its shareholders. We intend to continue to invest in research and development to improve battery cell performance, improve production processes, and reduce cost.

Industry Background

Shift to EVs

Consumers are increasingly considering EVs for a variety of reasons including better performance, growing EV charging infrastructure, significantly lighter environmental impact, and lower maintenance and operating costs. Automakers such as Tesla, Inc., Rivian and Lucid Motors have demonstrated that premium EVs can deliver a compelling alternative to fossil fuels. As EVs become more competitive and more affordable, we believe that they will continue to take market share from ICE vehicles. Indeed, in 2025 the market share of battery-electric and plug-in hybrid vehicles has risen sharply in many regions, especially Europe, with a sharp decline in new petrol and diesel sales in these markets. We believe that this shift will continue to occur across vehicle types and market segments. This transition is unfolding during a challenging period for many auto OEMs, marked by shifting demand and ongoing industry adjustments. The inherent limitations of lithium-ion battery technology continue to impede improvements in EV competitiveness on range and charging times compared with ICE vehicles.

Current Battery Technology Will Not Meet the Requirements for Broad Adoption of EVs

Despite the significant progress in the global shift to EVs, in the U.S. the market remains dominated by ICE vehicles. According to International Energy Agency, more than 20% of global new car sales in 2024 were electric, including plug-in hybrids. For EVs to be adopted globally at scale across market segments, batteries need to improve. In particular, we believe there are five key requirements to drive broad adoption of EVs:

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

We believe that a battery technology that can meet these requirements will enable an EV solution that is much more broadly competitive with ICE vehicles. According to the Organisation Internationale des Constructeurs d’Automobiles, approximately 93 million vehicles were produced in 2024 across the auto industry, representing a significant untapped demand for a battery that meets these requirements.

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

One limit to the energy density of conventional lithium-ion batteries is imposed by the anode, which provides a host material made of carbon (graphite) and/or silicon to hold the lithium ions, preventing them from binding together into pure metallic lithium and porous separators, can form growths of lithium known as dendrites, which can penetrate through the separator and short-circuit the cell.

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

Our battery cells have none of the host materials used in conventional anodes. Our cells are “anode-free” in that they are manufactured without anodes in a discharged state. When the cell is first charged, lithium-ion moves out of the cathode, diffuses through our solid-state electrolyte-separator and plates in a thin metallic layer directly on the anode current collector, forming a lithium-metal anode. When the battery cell is discharged, the lithium diffuses back into the cathode. Eliminating the host material reduces the size and weight of the battery cell and eliminates the associated materials and manufacturing costs. This results in the highest theoretical gravimetric energy density for a lithium-based battery system if the system can be manufactured without excess lithium on the anode.

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

Modeled Cell Specific Energy

Source: Andre et al, J Mater Chem A. (2015) 6709

Note: Modeled cell specific energy is based on traditional cell designs and architectures

Although the industry has understood for over 40 years the potential benefits of lithium-metal anodes, the industry has not been able to develop a separator that makes a lithium-metal anode practical for rechargeable battery applications.

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

Our cell design includes an inorganic solid ceramic film that has characteristics of both a separator and an electrolyte. This ceramic solid-state electrolyte-separator is our core technology breakthrough that enables reliable cycling of the lithium-metal anode battery. A working solid-state electrolyte-separator is needed to prevent the formation of dendrites that would normally grow through a traditional porous separator and short circuit the cell. An effective solid-state electrolyte-separator requires a solid material that has ionic conductivity in a range similar to liquid electrolytes, is chemically stable next to lithium — one of the most reactive elements in the periodic table — and is able to resist the formation of dendrites. Our team has worked over ten years to develop a composition that meets these requirements and to develop techniques necessary to manufacture the electrolyte-separator material at scale. We have a number of patents covering both the composition of this material and key steps of its manufacturing process. While current generations of our prototype battery cells contain our proprietary solid-state electrolyte-separator and an organic liquid cathode electrolyte (i.e. catholyte), solid catholyte materials are part of our ongoing research and development investigations.

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

Our unit cell consists of a double-sided cathode with a solid-state electrolyte-separator and anode current collector on either side. We stack these unit cells together to form multilayer cells that can be built into a battery package. We first demonstrate new functionality using these unit cells.

(1) For illustrative purposes only. Designs vary based on customer specifications.

In 2022, we shipped A0 prototype battery cells to multiple automotive OEMs for testing. In 2024, we began producing low volumes of our first B-sample cells, and we began shipping these cells for automotive customer testing. These are B-samples of our first product, QSE-5 a ~5 amp-hour cell with measured performance of over 800 Wh/L, and < 15 minute fast charge from 10% to 80% of capacity. However, our potential customers may require the development of cells with different capacities, layer counts or dimensions. In 2025, together with Volkswagen and PowerCo, we had the first live demonstration of our solid-state lithium-metal battery technology powering a Ducati V21L electric motorcycle at the IAA Mobility event that included B1 samples of our QSE-5 cell from our more efficient separator production processes.

As we move from prototypes to commercial products, we will need to continue improving the quality and consistency of materials and processes for higher volume manufacturing. We need more production capacity to make the large number of multilayer cells needed for testing and for process optimization, including yield improvement and reliability. In 2025, we installed our highly automated battery cell pilot production line that we expect will increase both output and reliability.

Our cathodes use a conventional cathode active material such as NMC mixed with a catholyte made of an organic liquid. We plan to benefit from industry cathode chemistry improvements and/or cost reduction, which in the future may include use of other cathode active materials, including cobalt-free compositions (e.g., LFP), as well as cathode processing advances such as dry electrode processing. Over the years, we have developed catholytes made of differing mixtures of organic liquid electrolyte in an effort to optimize performance across multiple metrics such as voltage, temperature, power, and safety, among others. We continue to test solid, gel and liquid catholytes from time to time in our cells. The solid catholyte is part of our ongoing research and development investigation into inorganic catholytes. Our solid-state cathode platform is being designed to enable higher rates of charge and discharge for even thicker cathode electrodes, which, when combined with a lithium-metal anode, may further increase cell energy densities.

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

Our battery technology is intended to meet the five key requirements we believe will enable mass market adoption of EVs:

•
Energy density. Our battery design is intended to increase volumetric and gravimetric energy density by eliminating the carbon/silicon anode host material found in conventional lithium-ion cells. This increased energy density will enable EV manufacturers to increase range without increasing the size and weight of the battery pack, or to reduce the size and weight of the battery pack which can reduce the cost of the battery pack and other parts of the vehicle.
•
Fast charging capability. Our battery technology containing our solid-state separator material has been tested to demonstrate the ability to charge from 10% to 80% capacity in approximately 15 minutes or less, which is generally faster than the charge rate today’s conventional batteries can deliver without materially degrading battery cycle life. In these conventional batteries, the limiting factor for charge rate is the rate of diffusion of lithium ions into the anode. If a conventional battery is charged at high rate, especially at high state-of-charge or low temperature, lithium can start plating on carbon particles of the anode rather than diffuse into the carbon particles. This reduces cell capacity and increases the risk of dendrites that can short circuit the cell. With a lithium-metal anode enabled by our solid-state separator, we expect the lithium to be plated as fast as the cathode can deliver it. Nonetheless, repeated fast-charging of battery cells may result in cycle life degradation, as is the case in conventional lithium-ion batteries.

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
•
Battery cycle life. We are designing our technology to enable increased battery cycle life relative to conventional lithium-ion batteries. In a conventional cell, a reason that battery capacity fades over time is the gradual irreversible loss of lithium due to side reactions between the liquid electrolyte and the anode. By eliminating the anode host material, we expect to eliminate those anode side reactions to enable longer battery cycle life. Our top-performing A0 prototype cell in one prospective customer’s battery testing labs achieved over 1,000 full cycle equivalents with over 95% discharge energy retention, using customer-specified test conditions of C/3 charge and C/2 discharge with our standard temperature and pressure conditions, and 100% depth of discharge. This performance exceeds the cycle life and capacity retention implied by battery warranties for many of today’s best-selling EVs in the U.S. market, which typically guarantee that high-voltage batteries will retain at least ~70 % of rated capacity for 8–10 years or 100,000–150,000 miles depending on the model and manufacturer.
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

Our Competitive Strengths

Only lithium-metal battery technology showing capability to meet automotive requirements for power, cycle life, and temperature range to our knowledge. We have built and tested single-layer and multilayer solid-state cells and have demonstrated that our technology shows the capability to meet automotive requirements for power, cycle life, temperature range, and safety. Since 2018 Volkswagen has tested multiple generations of our prototype cells, including single-layer and multilayer prototype cells. In 2024, Volkswagen announced it had successfully tested our A0 prototype cells at automotive rates of power, noting that the A0 prototype cell was also able to meet the requirements for other test criteria such as fast charging capability, safety and self-discharge. While we signed an agreement with PowerCo with the goal of commercializing our battery technology, we intend to continue working closely with automotive OEMs to make our solid-state battery cells widely available over time. In addition, we have signed customer sampling, technology evaluation and joint development agreements with a number of OEMs, ranging from leading manufacturers by global revenue to premium performance and luxury carmakers, to collaborate with us in the testing and validating of our solid-state battery cells with the goal to include such cells into pre-production prototype vehicles and ultimately into serial production vehicles.

Partnership with one of the world’s largest automotive OEMs. We are partnered with Volkswagen, one of the largest automakers in the world. Volkswagen has been a major investor since 2012 and has invested approximately $380 million in us. In addition, in July 2024, we entered into the Collaboration Agreement with PowerCo, a battery cell company wholly owned by the Volkswagen Group, with the goal of PowerCo industrializing the solid-state lithium-metal battery technology we intend to use in our first planned product—the QSE-5. In July 2025, we entered into the PowerCo Amendment and a statement of work outlining the scope and responsibilities of the joint scale-up team.

High barriers to entry and extensive patent and intellectual property portfolio. As of December 31, 2025, we owned, or licensed on an exclusive basis, more than 400 U.S. and foreign patents and patent applications – including broad fundamental patents around our core technology. Our IP strategy is to continually expand and strengthen our portfolio to extend our protection runway and support future commercialization. Our proprietary solid-state separator uses the only material we know of that can cycle lithium at automotive-level current densities and room temperature without forming dendrites. We have a range of patents, including patents that cover:

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

Significant development focused on next-gen battery technology for automotive and other applications. We have spent over a decade developing our battery technology. Many of our technical team members have worked at large battery manufacturers and automotive OEMs. Through its experience, our team has significant technical know-how and is supported by extensive facilities and equipment, development infrastructure, and data analytics.

Designed for volume production. Our battery cells are designed to use earth-abundant materials and processes suitable for higher volume production. Our earlier-generation manufacturing process for our proprietary solid-state separator used equipment that was already available at scale in the battery or ceramics industries. We are developing subsequent, proprietary higher-volume separator manufacturing processes that seek to further reduce cost, increase throughput, and improve quality. While preparing for scale production, we have purchased or tested production-intent equipment from the world’s leading vendors. In particular, we expect to produce our proprietary solid-state separator using scalable heat treatment to process separator films more rapidly while applying less total heat energy per film. Although our separator material is proprietary, the inputs are readily available and can be sourced from multiple suppliers across different geographies.

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

Our Growth Strategy

Continue to develop our commercial battery technology and manufacturing capabilities. We will continue developing our battery technology with the goal of enabling commercial production. We have demonstrated capabilities of our solid-state separator and battery technology in single-layer and multilayer cell cycling data. In 2022, we shipped our first A0 prototype battery cells to multiple OEMs for testing. In 2024, we shipped B0 samples of our first commercial product, the QSE-5. In 2025, together with Volkswagen and PowerCo, we had the first live demonstration of our solid-state lithium-metal battery technology powering a Ducati V21L electric motorcycle at the IAA Mobility event that included B1 samples of our QSE-5 cell from our more efficient separator production processes. As we move from prototypes to commercial products, we will need to continue improving the quality and consistency of materials and processes for higher volume manufacturing, including increased precision through automation and process control, quality of material inputs, and particle reduction across our process flow. We will continue to work to further develop and validate the volume manufacturing processes to enable higher volume manufacturing by our licensing partners and minimize manufacturing costs. We will continue to work on increasing the yield of our solid-state separator and to increase utilization of manufacturing equipment.

Expand relationships with other automotive OEMs. While we expect Volkswagen will be the first to commercialize vehicles using our battery technology, we are, and over the next few years intend to continue, working closely with other automotive OEMs to make our solid-state battery cells widely available over time. Subject to the terms of the PowerCo Collaboration Agreement, we are not prohibited from working in parallel with other automotive OEMs or other non-automotive companies to commercialize our technology. We have signed customer sampling, technology evaluation and joint develop agreements with a number of OEMs, ranging from leading manufacturers by global revenue to premium performance and luxury carmakers, to collaborate with us in the testing and validation of our solid-state battery cells with the goal to include such cells into pre-production prototype vehicles and ultimately into serial production vehicles.

Expand target markets. We are currently focused on automotive EV applications, which have the most stringent set of requirements for batteries. However, we see opportunities for our solid-state battery technology in other large and growing markets including consumer electronics, data centers, defense, and others and we intend to explore such opportunities as appropriate.

Expand commercialization models. Our technology is being designed to enable a variety of business models and presents opportunities with a variety of potential customers, such as automotive OEMs, end-users, and licensees, as applicable. In addition to collaboration with PowerCo, which contemplates payments for collaboration activities and a licensing arrangement, we may operate solely-owned manufacturing facilities, license technology to other manufacturers, or enter into joint venture arrangements, among other approaches. We are also building a global ecosystem of partners, including but not limited to our customers, suppliers and vendors, around our technology platform, creating additional licensing and monetization opportunities for the company and its shareholders. We intend to continue to invest in research and development to improve battery cells performance, improve production processes and reduce cost.

Manufacturing Process Development

In 2025, we installed our highly automated battery cell pilot production line at our facilities in San Jose, California to, upon ramp up, provide a sufficient quantity of separators and cells for internal development, customer sampling, and higher volumes of QSE-5 cells. Our pilot line consists of a highly automated line intended to provide sufficient capacity and process maturity to engage in the automotive qualification process. Ultimately, our pilot line is intended to serve as the basis for continued manufacturing process development for the subsequent scale up of our manufacturing capabilities, including to support collaboration and future technology transfer activities as part of the collaboration and licensing arrangements with PowerCo as well as potential future commercial arrangements.

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

Our architecture depends on our proprietary solid-state separator. Though our separator design is unique, our manufacturing process leverages established or similar high-volume production processes already deployed in other industries. We are developing subsequent higher-volume separator manufacturing processes, including with our ecosystem partners, that seek to further reduce cost, increase throughput, and improve quality of our ceramic separators.

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

Partnerships

Volkswagen Collaboration

QuantumScape has had a strong collaborative relationship with Volkswagen since 2012. Our collaboration initially focused on the testing and evaluation of our battery technology with Volkswagen engineers working closely with our engineering team on our technology development efforts and battery testing. Volkswagen has made several rounds of equity investments in QuantumScape, and senior executives of Volkswagen joined our board of directors (the “Board”). During the early part of this collaboration, we worked closely with members of Volkswagen’s global research and development team and then with Volkswagen's Center of Excellence for Battery Cells, which was tasked with commercializing battery technologies within Volkswagen. Currently, Dr. Günther Mendl, Head of Battery Center of Excellence, Volkswagen AG, and Sebastian Schebera, Head of Strategic Partnerships, Volkswagen AG, are members of the Board.

PowerCo Collaboration

In July 2024, we entered into the Collaboration Agreement with the goal of PowerCo industrializing the QS technology based on QSE-5. PowerCo was formed by Volkswagen in 2022 as a company intended to consolidate Volkswagen’s activities in the development and production of battery cells. In connection with the Collaboration Agreement and subject to the completion of certain milestones, we and PowerCo intend to enter into a license agreement (the “PowerCo IP License Agreement”) under which we will grant PowerCo a non-exclusive, limited, royalty-bearing license to use the QS technology based on QSE-5 for the purpose of manufacturing and selling batteries primarily for automotive applications, and PowerCo will pre-pay an initial royalty fee of $130 million, against which any future royalties due will be credited. The initial royalty will be subject to a time-based diminishing clawback if the PowerCo IP License Agreement is terminated early by PowerCo under certain conditions.

In July 2025, we entered into the PowerCo Amendment and a statement of work outlining the scope and responsibilities of the joint scale-up team working at our battery development pilot line in San Jose, California for the development, validation, demonstration, and initial commercialization of QS battery cell technology based on QSE-5 and toward the transfer of such technology into cell size determined by PowerCo (the “Project”). PowerCo has agreed to contribute up to $130.7 million for the Project over the next two years, subject to the completion of certain milestones by the joint scale-up team.

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

Our research and development currently includes programs for the following areas:

•
Continued improvement of the cathode. Our cathodes use a conventional cathode active material such as NMC mixed with a catholyte made of an organic liquid. We plan to benefit from industry cathode chemistry improvements and/or cost reduction, which in the future may include use of other cathode active materials, including cobalt-free compositions (e.g., LFP), as well as cathode processing advances such as dry electrode processing. Over the years, we have developed catholytes made of differing mixtures of organic liquid electrolyte in an effort to optimize performance across multiple metrics such as voltage, temperature, power, and safety, among others. We continue to test solid, gel and liquid catholytes from time to time in our cells. The solid catholyte is part of our ongoing research and development investigation into inorganic catholytes. Our solid-state cathode platform is being designed to enable higher rates of charge and discharge for even thicker cathode electrodes, which, when combined with a lithium-metal anode, may further increase cell energy densities.
•
Continued improvement in quality, consistency and reliability. We are working to improve the quality and uniformity of our cells, including our separators, to further improve, among other things, the cycling behavior, power, operating conditions, and reliability of our cells. For some of our early-generation processes, we used methods of continuous processing found at scale in both the battery and ceramic industries. In 2025, we installed our proprietary separator production platform designed to enable faster, more energy-efficient separator production with a smaller equipment footprint compared to earlier processes. We are working on continuous improvement of these processes, including better quality, consistency, and higher throughput through further automation and process control (including specification tightening and adding or improving inspection points along the production process flow), quality of material inputs, and particle reduction across our process. We also continue developing subsequent methods not typically used in ceramics that offer significant potential cost savings and separator production improvement.
•
Continued improvement in throughput. We continue to invest and deploy resources to automate and scale up our cell build production process, including designing, purchasing and installing higher throughput equipment, to improve the efficiency and efficacy of our production processes and to achieve higher battery cell output. Increasing separator and battery cell production provides the additional volumes needed to support internal development, prototype sampling to prospective customers, technology demonstrations, product integration efforts, supply chain development, and technology transfer activities.
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
•
Battery module and pack design. We are conducting research and development focused on battery module and pack design to support the integration of our solid‑state battery cells into complete battery systems. These efforts include evaluating mechanical, thermal, electrical, and safety considerations at the module and pack levels, as well as assessing manufacturability, scalability, and system‑level performance. Our work in this area is intended to inform potential future product configurations and support customer integration, testing, and qualification activities.

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

As of December 31, 2025, we owned, or licensed on an exclusive basis, more than 180 issued U.S. patents and patent applications, and more than 220 granted foreign patents and patent applications. Certain key patents are expected to expire between 2034 and 2043. Our IP strategy is to continually expand and strengthen our portfolio to extend our protection runway and support future commercialization.

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

A number of development-stage companies such as SES, Solid Power, Factorial, ION, Sakuu, ONE, Enovix, and Sila Nanotechnologies are also seeking to improve conventional lithium-ion batteries or to develop new technologies for solid-state and/or lithium-metal batteries. Potential new entrants are seeking to develop new technologies for cathodes, anodes, electrolytes and additives. Some of these companies have established relationships with automotive OEMs and are in varying stages of development.

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

Employees and Human Capital

We pride ourselves on the quality of our world-class team and seek to hire only employees dedicated to our strategic mission. Many of our employees have significant experience working with large battery manufacturers and automotive OEMs. As of December 31, 2025, we employed approximately 700 employees, based primarily in our headquarters in San Jose, California. Many of our employees in our research and development and related functions hold engineering and scientific degrees, including many from the world’s top universities. To align our work force with our capital-light licensing focus, we had a reduction in force in 2025 impacting approximately 12% of the Company’s full-time employees as of December 31, 2024.

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
•
An inability to attract and retain customers during the development stage or for commercialization through higher volume production or licensing.
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
•
Uncertainty related to expanding into new markets.
•
Historical and continuing financial losses.
•
Risks and tradeoffs related to pursuing a variety of markets, business models and arrangements.
•
Changes to our objectives and targets due to unfavorable changes to our initial assumptions and analyses.
•
Any issues with operations of or disruptions to our information technology and communications systems.
•
Increased exposure to artificial intelligence related risks and challenges.
•
Evolving scrutiny over our sustainability practices and value propositions.
•
Involvement in litigation, regulatory actions or government investigations and inquiries.
•
Exposure to product liability claims due to third-party use of our batteries.
•
Exposure to risks and regulations in various jurisdictions where we conduct activities.

•
Adverse effects of inflation and changing interest rates.
•
Any negative impacts from epidemics, pandemics, and other outbreaks.

Our Regulatory Risks

•
Evolving or unfavorable global trade policies and export/import regulations related to the battery and EV industries.
•
Environmental and safety risks related to battery technology development and production.

Risks Related to Ownership of Our Common Stock and Our Certificate of Incorporation and Bylaws Provisions

•
Volatility of our Class A Common Stock market price.
•
Dilution to stockholders in the event of sales of substantial amounts of our Class A Common Stock in the capital markets.
•
Any failure to raise additional capital on favorable terms.
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
•
Any inability to comply with the Nasdaq Global Select Market (“Nasdaq”) continued listing standards.
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

Developing lithium-metal solid-state batteries that meet the requirements for wide adoption by automotive OEMs is a difficult undertaking and, as far as we are aware, has never been done before. We are still in the development stage and face significant challenges in completing the development of our battery cells and in producing battery cells in volumes with acceptable performance, quality, consistency, reliability, throughput, safety, and costs. Some of the development challenges include increasing the quality, consistency, reliability and production throughput of our separators and cells, increasing the size and layer count of our multilayer cells, increasing production scale to produce the volume of cells needed for our technology development and customer applications, installing, bringing up and optimizing higher throughput equipment, packaging design and engineering to ensure adequate cycle life, pressure management, cost reduction, completion of the rigorous and challenging specifications required by our automotive partners, including but not limited to, calendar life, energy density, mechanical, safety, and abuse testing.

Our solid-state separator is in the development stage and has never been used before for battery applications (or to our knowledge, for any other applications). There are significant quality, consistency, reliability, throughput, cost and production process challenges to be solved in order for the separators to be produced and used commercially. We have had and are likely to continue to encounter engineering challenges as we increase the lateral dimensions, reduce the thickness and defects and increase the production volume of our separators. In addition, we are continuously evaluating multiple cathode material compositions for inclusion in our battery cells. We also have not validated that the current cell design meets all automotive requirements. If we are not able to overcome these barriers in developing and producing separators and battery cells at commercial volumes or meeting our customers’ requirements, our business would likely fail.

We have tested single-layer and multilayer cells in commercially relevant areas that measure approximately 60x75mm to 70x85mm, and shipped our first A0 prototype battery cells in 2022. In 2024, we shipped the first B0 prototype samples of our QSE-5 cell and in 2025 the first B1 prototypes. While we target our first commercial product, the QSE-5, to have a capacity of approximately 5 amp-hours, the exact capacity, number of layers and dimensions may vary and depend upon specific customer preference, cell design considerations, and other factors. Any delay in the development or production scale-up of our solid-state battery cells would negatively impact our business as it will delay time to revenue and negatively impact our customer relationships.

We and our partners need to overcome production challenges to produce higher volumes of our separators and prototype battery cells and we may encounter delays and cost overruns related to equipment installation and reliability, utilities infrastructure and operations start-up, which could delay or prevent the introduction of our battery technology into the market and negatively impact our business.

We have installed a pilot line in San Jose, California, which serves as the foundation for our production ramp-up. We must successfully operate this line to provide a sufficient quantity of separators and cells for internal development, customer sampling and testing, and higher volumes of QSE-5 cells. Ultimately, we need to continue the build out and ramp up of our pilot line to serve as the basis for continued production process development, including to support collaboration and future technology transfer activities as part of the collaboration and licensing arrangements with PowerCo as well as potential future commercial arrangements. However, we could encounter significant delays and cost overruns related to planning, permitting, construction, equipment delivery, installation, qualification, and reliability, utilities infrastructure installation, and operations start-up of our pilot line. Examples include global supply chain issues that impact our equipment suppliers, supplier non-performance and equipment damage in transit. In particular, we have experienced short-term power outages at our San Jose facilities that have been resolved, but similar disruptions may occur in the future; delays associated with material shortage and backups at key shipping ports could impact the capacity at which we can run the facility; and certain of our construction contractors have previously reported delays, including due to labor strikes of their employees that were ultimately resolved but may reoccur in the future. If we, or our partners, are unable to substantially improve our production processes to increase yield and throughput to achieve the cost, performance and volume levels required for commercial shipments, our business could be materially impacted.

In addition, we must continue to advance our current production processes to include more automation, such as automated film handling, and use higher volume equipment and processes, such as higher throughput equipment. There are significant engineering and mechanical challenges that we must overcome to advance the scale up of our battery cells, including shortening cycle time, improving process control and equipment reliability, and reducing consumables (including energy usage), with the target end goal of increasing the quality, consistency, reliability and throughput of our separators and battery cells without compromising performance (e.g. energy density, power, cycle life, and safety). We have not yet validated a production process or acquired the equipment necessary to produce higher volumes of our separator, cathode electrode or related cell assembly components that meet customer requirements. If we are unable to solve these packaging and reliability challenges in a scalable, low-cost way, our business is likely to fail.

Furthermore, we and our partners must also adapt these production processes to meet customer requirements and specifications. We will need to produce sufficient volumes of our separators and prototype battery cells to complete development of our first commercial product and for customer evaluation and product qualification purposes, as well as subsequent cell designs that may require different capacity, layer counts, or dimensions. As we advance our licensing business model, our partners will similarly face significant production, scaling, and adaptation risks and will need to achieve the same or additional advancements in production processes as they take our pilot line and adapt them to their own facilities for higher volume production, otherwise our partnerships and our business will be adversely affected.

If the cost, performance characteristics or other specifications of the battery fall short of our targets or our customer or partner requirements, our ability to develop, market, and sell our battery technology could be harmed.

If the cost, performance characteristics or other specifications of our battery cells fall short of our targets or our customer or partner requirements, our ability to develop, market, and sell our battery technology would likely be adversely affected.

While we are continuing to improve the performance characteristics and other specifications of our batteries, our battery cells must simultaneously satisfy all the commercial and safety requirements of our customers and partners. Our solid-state battery cell uses a ceramic separator which we believe is safer than conventional polymer separators. We have conducted, and we will continue to conduct, a suite of performance and safety tests on our prototype cells, including on a limited number of QSE-5 B-samples to date. Although certain of our cells tested in our laboratories have passed automotive performance and safety test levels, some of these cells have been subject to additional modified test conditions and tested to the point of failure. However, these performance and safety test results for our prototype cells are not necessarily representative of those of subsequent generations of our cells since performance and safety are a function of the composition of a cell’s materials, which may change from one generation of cells to another and depend on the final design of the battery package. Additional safety tests, with much larger samplings of cells, need to be performed as our materials and processes evolve to ensure efficacy and statistical significance.

Once commercial production of our solid-state battery cells commences, they may contain defects in design and manufacture that may cause them to not perform as expected or that may require repairs, recalls, and design changes. Our battery technology is inherently complex and incorporates technology and components that have not been used for other applications and that may contain defects and errors, particularly when first introduced. We have a limited frame of reference from which to evaluate the long-term performance of our solid-state batteries. There can be no assurance that we will be able to develop a battery that meets all our customers’ specifications, or that we or our partners will be able to detect and fix any defects in our solid-state batteries prior to the sale to potential consumers. If batteries based on our technology fail to perform as expected, this could adversely affect our sales, brand, business, prospects and results of operations.

We may not be able to establish supply relationships for necessary materials, components or equipment, which could delay the introduction of our product and negatively impact our business.

We rely on third-party suppliers for components and equipment necessary to develop and manufacture our solid-state batteries, including key supplies, such as our cathode material and manufacturing equipment for both our solid-state separator and battery cells. We are collaborating with key suppliers but have not yet entered into agreements for the supply of production quantities for many of these materials. To the extent that we are unable to enter into commercial agreements with these suppliers on beneficial terms, or these suppliers experience difficulties or delays ramping up their supply of materials to meet our requirements, the commercialization of our battery technology will be delayed. For example, we have previously experienced minor disruptions to the supply of process gas and have also experienced and could continue to experience disruption to the supply of petroleum-derived products as a result of certain weather and geopolitical events and conflicts and any related political or economic responses and counter-responses or otherwise by various global actors. The war in Ukraine and resulting sanctions against Russia by certain countries has also led to, and a further escalation of the armed conflict in the Middle East could also lead to, an increase in the price of petroleum and petroleum-derived products, which has in certain instances increased and may in the future further increase the cost of manufacturing, input material pricing and logistics costs. These challenges may be exacerbated in situations where we source certain of our materials and equipment exclusively from one or a few suppliers.

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

Currency fluctuations, trade barriers, tariffs or shortages and other general economic or political conditions may limit our ability to obtain key materials, components or equipment for our solid-state batteries or significantly increase freight charges, raw material costs and other expenses associated with our business, which could further materially and adversely affect our results of operations, financial condition and prospects. In particular, tariffs and trade barriers, whether imposed as part of trade disputes, protective measures, or broader geopolitical strategies, could substantially increase the cost or negatively affect the availability of components and materials critical to our operations, disrupting operations or putting significant pressure on our overall cost structure or that of our partners. For example, in February 2025, the United States imposed additional tariffs on imports from China, and significantly increased those tariffs in April 2025. These tariffs, any additional tariffs imposed on foreign goods, as well as retaliation by a foreign government against such tariffs or policies may affect, directly or indirectly, the prices and supply of key materials necessary for our or our supply chain operations. Such developments may also create uncertainty in the supplier landscape, causing suppliers to reassess their own sourcing strategies or delay shipments, further impacting our ability to plan and execute on our operational goals. We may also be subject to a number of geopolitical risks, including U.S. and foreign government trade restrictions or sanctions and any political or economic responses or counter-responses to such restrictions or sanctions. As global competition for raw materials continues to intensify, particularly in light of rising demand for battery technologies, including due to policy-driven market instability or the reallocation of global supply in response to protectionist measures, we may face difficulties securing critical supplies on favorable terms or at all, which could materially harm our ability to produce batteries at scale and threaten the viability of our business.

We may be unable to adequately control the costs associated with our operations and the components necessary to develop and commercialize our solid-state battery technology, and, if we are unable to control these costs and achieve cost advantages, our business will be adversely affected.

We require significant capital to develop and grow our business and expect to incur significant expenses, including those relating to research and development, raw material procurement, leases, sales, distribution, and technology transfer as we build our brand and market our battery technology, and general and administrative costs as we scale our operations, including the costs of our activities under the PowerCo Collaboration Agreement, and, if entered into, the PowerCo IP License Agreement. For example, there has been volatility in prices and availability of raw material such as cobalt, nickel, and lithium and such material may face industry-wide shortages. Our ability to become profitable in the future will not only depend on our ability to successfully market or license our solid-state battery technology, but also to control our costs and achieve our target cost projections, including our or our licensing partners’ projected cost advantage when compared to the costs of building traditional lithium-ion batteries at scale or the costs of building solid-state batteries by other market players. If we or our partners, as applicable, are unable to cost-efficiently design, manufacture, market, sell and distribute our solid-state battery technology, including under the PowerCo Collaboration Agreement, our margins, profitability and prospects would be materially and adversely affected. We or our partners have not yet produced any solid-state battery cells at commercial capacity or in volume and our forecasted cost advantage for the production of these cells at scale, compared to conventional lithium-ion cells, will require rates of throughput, use of electricity and consumables, yield, and levels of automation that we or our partners have not yet achieved. If we or our partners are unable to achieve these targeted rates, our business will be adversely impacted.

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

Higher throughput machinery is required to achieve our goal to commercialize our battery technology. Such machinery is likely to suffer unexpected malfunctions from time to time and may require repairs and spare parts to resume operations, which may not be available when needed, particularly if global supply chain disruptions continue or are not fully resolved. Unexpected malfunctions of our or our partners’ production equipment may significantly affect the intended operational efficiency. In addition, because this equipment has not been used to build our solid-state battery cells before, the operational performance and costs associated with this equipment can be difficult to predict and may be influenced by factors outside of our or our partners’ control, such as, but not limited to, failures by suppliers to deliver necessary components of our products in a timely manner and at prices and volumes acceptable to us or our partners, environmental hazards and remediation, difficulty or delays in obtaining governmental permits, damages or defects in systems, industrial accidents, fires, seismic activity and other natural disasters.

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

We may not succeed in attracting and retaining customers, including licensees, during the product development stage or for higher volume commercialization of our technology in the EV market or other potential markets for our battery technology. If we are unable to attract new customers in need of our products or the licensing of our battery technology, whether due to inadequate product-market fit or for other reasons, our business may suffer. Conversely, we may not be able to retain existing customers in case of delays or capacity limitations in the development of our solid-state battery technology, which would negatively impact our business.

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

While we have signed customer sampling, technology evaluation and joint development agreements with a number of OEMs, we are still in the process of development and scale-up of our San Jose pilot line and there is no assurance or guarantee that we can sufficiently develop our solid-state battery technology or that any of our customers or potential customers will be able to successfully complete their testing and validation processes and, therefore, enter into definitive volume production or license agreements with us. Until we are able to enter into agreements with multiple customers to commercialize our technology, we anticipate that our operating results may vary significantly from quarter to quarter.

We may be negatively impacted by any early obsolescence of our production equipment.

We depreciate the cost of our equipment over their expected useful lives. However, our cell design or production processes may change periodically, and we may decide to update our design or production processes more quickly than expected. Moreover, improvements in engineering and production expertise and efficiency may result in our ability to manufacture our cells using less of our currently installed equipment. Alternatively, as we develop our production processes, we may discontinue the use of already installed equipment in favor of different or additional equipment. The useful life of any equipment that would be retired early as a result would be shortened, causing the depreciation on such equipment to be accelerated, and our results of operations may be harmed. For example, during the year ended December 31, 2025, we wrote off approximately $26.6 million of property and equipment for assets with no remaining future benefit.

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

In July 2024, we entered into the Collaboration Agreement with the goal of PowerCo industrializing QS technology based on QSE-5. Under the Collaboration Agreement, the parties agreed to collaborate to enable PowerCo to manufacture battery cells incorporating QS technology based on QSE-5, including through a joint scale-up team that was established to facilitate the transfer of such technology into a cell size determined by PowerCo and by carrying out the activities set forth in statements of work. In connection therewith and subject to the completion of certain milestones, the parties intend to enter into the PowerCo IP License Agreement under which we will grant PowerCo a non-exclusive, limited, royalty-bearing license to use the QS technology based on QSE-5 for the purpose of manufacturing and selling batteries primarily for automotive applications, initially at one or more PowerCo facilities that together have an annual capacity of up to 40 GWh, expandable by an additional 40 GWh of annual capacity or such other capacity as may be agreed to by the parties.

On July 17, 2025, we entered into the PowerCo Amendment and a statement of work outlining the scope and responsibilities of the joint scale-up team. PowerCo has agreed that it will contribute up to $130.7 million for the Project over the next two years, subject to the completion of certain technical milestones and other Project goals by the joint scale-up team. As part of the PowerCo Amendment, the terms of the PowerCo IP License Agreement have been amended to provide PowerCo the right to produce up to an additional 5 GWh of QS battery cell technology based on QSE-5 annually, including for customers outside the Volkswagen Group, bringing the potential maximum production by PowerCo under the PowerCo IP License Agreement to 85 GWh annually.

There is no assurance that we will be able to complete the development of the solid-state battery cells or achieve the technical milestones in the time frame required by the PowerCo Collaboration Agreement or to satisfy PowerCo’s business needs, or that the joint scale-up team will cooperate successfully or complete in a timely and cost-effective manner the responsibilities assigned to them under the PowerCo Collaboration Agreement. If we are not able to reach certain milestones under the PowerCo Collaboration Agreement, PowerCo has no obligation to enter into the PowerCo IP License Agreement and we will not receive the initial royalty fee otherwise due to us thereunder and will not realize any of the benefits otherwise expected from this agreement. Additionally, continued billings to PowerCo are subject to completion of certain technical milestones or other contractual payment schedules, and therefore our results may vary significantly from quarter to quarter. There can be no assurance that the joint scale-up team will complete certain technical milestones or that PowerCo will pay for the project. Any reduction, delay, or termination of this project or its funding could disrupt our development timelines, impact on our engagements with other customers and partners, and materially impact our business and financial results. The amounts of royalties to be paid under the PowerCo IP License Agreement, if entered into, will depend on the performance of our solid-state battery and the demand for the vehicles that Volkswagen develops specifically to use with the solid-state battery cells produced under the PowerCo IP License Agreement. If we cannot complete the development of our solid-state battery cells, if PowerCo does not select our solid-state battery cell for commercialization or if there is a delay in the introduction of the Volkswagen vehicles that intend to use our solid-state battery cells, our business will be harmed.

Volkswagen is our largest shareholder and holds the right to designate two directors to our Board. The strong relationship that we have developed with Volkswagen, including as a shareholder, and PowerCo and rights under the PowerCo Collaboration Agreement and, if entered into, the PowerCo IP License Agreement, may deter other automotive OEMs from working closely with us. While the PowerCo IP License Agreement, if entered into, would be non-exclusive, allowing us to license our intellectual property to other third parties, we may still need to incur significant additional expenditures for design, development, and testing to meet the needs of these third parties. If we are not able to expand our other customer relationships to a license or commercialization intent, or if we become too dependent on Volkswagen for our revenue, our business could be harmed. Volkswagen may have economic, business or legal interests or goals that are inconsistent with our goals. For example, adverse conditions in the EV market have led Volkswagen to reduce planned capital investments in their overall electrification efforts, which may delay, scale back, or otherwise adversely affect our collaboration and planned commercialization of our battery technology. Further, the existence of a related-party arrangement could raise concerns among investors, analysts, or regulators about potential conflicts of interest or the independence of our governance practices. In addition, the contractual arrangements with PowerCo involves complex accounting judgments under U.S. GAAP (as defined below). Any significant disagreements with Volkswagen may impede our ability to maximize the benefits of our relationship, slow the commercialization of our solid-state battery and impact on our relationship with other customers and partners. In addition, if PowerCo is unable or unwilling to meet its economic or other obligations under the PowerCo Collaboration Agreement and PowerCo IP License Agreement, if entered into, we may be required to terminate such agreements and thereby may not realize any of the benefits otherwise expected from such agreements. These factors could result in a material adverse effect on our business and financial results. While we have entered into the PowerCo Collaboration Agreement, we cannot predict the extent to which PowerCo’s activities may pose a competitive risk to, or otherwise be in conflict with, our business.

If the milestones under the PowerCo Collaboration Agreement are met and the PowerCo IP License Agreement is entered into, we will become reliant on PowerCo to scale up and commercialize our technology, preserve the value of our license, and will be further exposed to risks related to PowerCo’s financial and business conditions.

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

Our licensing model requires building a global ecosystem of partners, including but not limited to our customers, suppliers and vendors, around our technology platform. As we advance our licensing model by collaborating with existing and potential partners, we will become more reliant on our partners to scale up and commercialize our technology, preserve the value of our license, and will also limit our ability to retain direct control over decisions around manufacturing and commercializing our technology. As our partners and customers continue to execute their respective business plans alongside us, there are inherent risks associated with their ability to meet manufacturing timelines, manage labor relations, and sustain supplier and customer relationships that will increasingly be outside of our control. Furthermore, we might not be able to obtain strict exclusivity with our partners and customers, which could enable them to work directly with other partners, customers and third parties, limiting our ability to continue or extend existing collaborations and potentially reducing our anticipated revenue from royalty payments or other similar financial arrangements. These factors could result in a material adverse effect on our business and financial results.

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

Under the PowerCo Collaboration Agreement, we agreed to jointly own with PowerCo certain types of foreground intellectual property. This joint ownership may reduce our ability to protect or assert some of our intellectual property rights. More specifically, we agreed to jointly own certain foreground intellectual property that is jointly developed under the PowerCo Collaboration Agreement and that either party is free to exploit their share of such jointly owned intellectual property without the other’s consent, subject to certain conditions. Similarly, we have entered into, and may continue to enter into, other agreements, including joint development agreements with various business partners, for example, for the development and commercialization of our ceramic separator, that involve joint ownership of foreground intellectual property. These agreements may allow our partners to independently use, license, or develop improvements to or derivatives of jointly owned intellectual property without requiring our approval, or restrict our use of such jointly owned intellectual property, which could impact our competitive position or limit our ability to fully capitalize on such innovations. Because PowerCo and other partners may exploit such jointly owned intellectual property without our consent, we may not be able to prevent them or their licensees from using or exploiting such jointly owned intellectual property, or any improvements to or derivatives of such intellectual property developed by these partners. Additionally, our ability to innovate on or practice our intellectual property could be adversely hindered by any new such intellectual property created by our partners, and could undermine the value of our intellectual property and negatively impact our ability to work with additional prospective partners, thereby weakening our competitive position.

Furthermore, under these arrangements, our business partners, including Volkswagen, PowerCo, and other customers and partners, have and will have access to certain proprietary information or intellectual property, increasing the risk of misappropriation, unauthorized use, or inadvertent disclosure due to insufficient safeguards, cybersecurity incidents, employee misconduct, or other vulnerabilities. Such risks could undermine the value of our intellectual property, disrupt our business, or impair our ability to effectively protect our rights.

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

Companies, organizations or individuals, including our current and future competitors, may hold or obtain patents, trademarks or other proprietary rights that would prevent, limit or interfere with our ability to make, use, develop or sell our products, which could make it more difficult and costly for us to operate our business. From time to time, we may receive requests from third parties inquiring whether we are infringing their intellectual property and/or seek court declarations that they do not infringe upon our intellectual property. Companies holding patents or other intellectual property relating to our business, including intellectual property for batteries, ceramics, electric motors, electronic power management systems, or manufacturing processes may bring suits alleging infringement of such rights or otherwise asserting their rights and seeking licenses. Additionally, joint ownership of intellectual property, including under agreements such as the PowerCo Collaboration Agreement, may increase the risk of disputes over the use, licensing, or enforcement of jointly owned intellectual property. Such disputes could result in litigation, which may be costly, time-consuming, and disruptive to our operations. In addition, if we are determined to have infringed a third party’s intellectual property, we may be required to do one or more of the following:

•
cease selling, licensing, incorporating or using products, methods or other assets that incorporate or otherwise infringe or misappropriate the challenged intellectual property;
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

Our patent applications may not result in issued patents or our patent rights may expire or be contested, circumvented, invalidated or limited in scope, any of which could have a material adverse effect on our ability to prevent others from interfering with the licensing of our technology and commercialization of our products.

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

Even if our patent applications succeed and we are issued patents in accordance with them, these patents may still expire, be contested, circumvented, invalidated or limited in scope in the future. Patents are granted for limited terms, and may expire before or shortly after we are able to develop, scale, commercialize our technology, or enter into licensing arrangements. As a result, the commercial value of these patents may diminish over time, and we may not realize the full benefits of the patent protection before such patents expire. In addition, we may be unable to obtain additional patents or other intellectual property rights with sufficient scope or duration to meaningfully extend or replace the protection provided by our existing patent portfolio. The rights granted under any issued patents may not provide us with meaningful protection or competitive advantages, and some foreign countries provide significantly less effective patent enforcement than in the United States. In addition, the claims under any patents that issue from our patent applications may not be broad enough to prevent others from developing technologies that are similar or that achieve results similar to ours. The intellectual property of others could also bar us from licensing and exploiting any patents that issue from our pending applications. In addition, patents issued to us may be infringed or designed around by others and others may obtain patents that we need to license or design around, and our patent rights may expire, which could limit our ability to leverage our patents to their full advantage and adversely affect our competitive position, either of which would increase costs and may adversely affect our business, prospects, financial condition and operating results.

Our Business Risks

The battery market continues to evolve, is highly competitive, and we may not be successful in competing in this industry or establishing and maintaining confidence in our long-term business prospects among current and future partners and customers, including licensees.

The battery market in which we compete continues to evolve and is highly competitive. To date, we have focused our efforts on our lithium-metal solid-state battery technology, which is being designed to outperform conventional lithium-ion battery technology. However, lithium-ion battery technology has been widely adopted and our current competitors have, and future competitors may have, greater resources than we do and may also be able to devote greater resources to the development of their current and future technologies. These competitors also may have greater access to customers, including licensees, and may be able to establish cooperative or strategic relationships amongst themselves or with third parties that may further enhance their resources and competitive positioning. In addition, lithium-ion battery manufacturers may continue to reduce cost and expand supply of conventional batteries and thereby reduce the prospects for our business or negatively impact the ability for us to sell or license our products at a market-competitive price with sufficient margins. The lithium-ion battery industry may also experience periods of excess manufacturing capacity; this imbalance between demand and supply capacity may create further downward pressure on prices and could lead to competitors selling at or below material costs. In such scenarios, even if our batteries outperform conventional technologies, our competitive advantage may become irrelevant if we cannot offer pricing that meets market expectations, further threatening the viability of our business. For example, Chinese production has significantly driven down the costs of lithium-ion batteries for EVs through massive scale and government support. As of 2025, China’s average battery pack price was approximately 56% lower than costs in Europe and approximately 44% lower than costs in the United States.

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

We must continue to commit significant resources to develop our battery technology to establish a competitive position, and these commitments will be made without knowing whether such investments will result in products potential customers will find acceptable. There is no assurance we will successfully identify new customer requirements, develop and bring our batteries to market on a timely basis, or that products and technologies developed by others will not render our batteries obsolete or noncompetitive, any of which would adversely affect our business and operating results. In addition to these development efforts, we may also need to commit substantial financial and operational resources to expand or enhance our partners’ facilities to support our partnerships and supplier relationships. For example, to secure custom materials or specialized components, we may need to invest in or fund partner capital expenditures. These commitments could be made without certainty that such investments will yield the intended benefits or result in commercially viable products. If we are unable to effectively manage these resource allocations or if these investments do not achieve their objectives, our business, financial condition, and operating results could be adversely affected.

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

Our ability to successfully pursue new markets and applications is uncertain, and failure to do so could adversely affect our business, financial condition and results of operations.

Our long‑term growth strategy depends in part on our ability to expand beyond our initial target markets and successfully commercialize our solid‑state battery technology across additional vehicle platforms, customers, and end markets. These efforts require us to identify attractive new markets and applications, demonstrate the performance, reliability and cost competitiveness of our technology for such use cases, and convert potential customers into meaningful commercial relationships and orders. There can be no assurance that our technology will be successful in these new markets or that we will be able to penetrate such new markets at all.

Pursuing new markets involves significant challenges and risks, including the need to adapt our technology to different performance requirements, qualification standards, regulatory regimes, and customer expectations, as well as the potential need for additional investment in development, manufacturing capabilities, and commercial infrastructure. We may also face increased customer testing and validation requirements, and greater competitive pressures in markets where we have limited operating history or brand recognition. If we are unable to successfully address these challenges, we may not be able to achieve our expected growth objectives.

Our success in expanding into new markets also depends on our ability to establish and maintain commercial relationships, which may include new and existing strategic partners, licensees, or other collaborators. There can be no assurance that we will be able to identify and establish relationships and arrangements with partners in such new markets. In addition, these new and existing relationships may require significant management attention and resources and may expose us to operational, financial, or reputational risks.

If we fail to successfully pursue and penetrate new markets, or if our efforts to do so result in higher costs, delays, or lower‑than‑expected returns, our business, financial condition, results of operations, and prospects could be materially and adversely affected.

We have a history of financial losses and expect to incur significant expenses and continuing losses from operations for the foreseeable future.

We incurred a loss from operations of approximately $472.6 million, and a net loss of approximately $435.1 million for the year ended December 31, 2025, and an accumulated deficit of approximately $3.8 billion from our inception in 2010 through December 31, 2025. We believe that we will continue to incur operating losses each quarter until at least the time significant production of our lithium-metal solid-state batteries begins, and such production is not expected to begin in the near future.

We expect the rate at which we will incur losses to be significantly higher in future periods as we, among other things, continue to incur significant expenses in connection with the design, development and commercialization of our battery technology; expand our research and development activities; invest in production capabilities; build up inventories of components for our batteries; increase our sales and marketing activities; develop our licensing and distribution infrastructure; and increase our general and administrative functions to support our growing operations. We may find that these efforts are more expensive than we currently anticipate or that these efforts may not result in revenues, which would further increase our losses.

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

Operating solely-owned manufacturing facilities would allow us full control over production and quality, helping us protect proprietary processes and maintain consistency. However, this approach would require significant capital investment in infrastructure, equipment, and workforce, leading to increased operational expenses and financial exposure, and the capital required for such investment may not be available on favorable terms, if at all. Managing manufacturing operations also exposes us to risks such as supply chain disruptions, production delays, cost overruns, equipment failures, and scaling challenges, which may hinder our ability to meet demand or maintain competitive pricing. Without third-party manufacturers to rely on, any inefficiency or failure in our facilities could have a materially adverse effect on our business, profitability, and reputation.

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
•
whether we can obtain sufficient capital to continue our research and development activities, build and operate our production facilities and sustain and grow our business;
•
adverse developments in our collaboration with Volkswagen, including termination of the PowerCo Collaboration Agreement, statement of work, or PowerCo IP License Agreement, if entered into, delays in achieving the milestones set forth in the PowerCo Collaboration Agreement or failing to meet the milestones prerequisite to our entering into the PowerCo IP License Agreement;
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

Significant capital and other resources may be required in efforts to enhance our current IT systems, implement new IT systems, protect against information security breaches, security incidents, and system disruptions, or to alleviate problems caused by actual or suspected information security breaches and other data security incidents and system disruptions. The resources required may increase over time as the methods used by hackers and others engaged in online criminal activities and otherwise seeking to obtain unauthorized access to systems or data, and to disrupt systems, are increasingly sophisticated and constantly evolving. In addition, the risk of cyberattacks may be heightened due to the war in Ukraine and other geopolitical events. Such cyberattacks could disrupt the economy more generally and could also impact our operations either directly or indirectly.

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

We are increasingly incorporating artificial intelligence capabilities into our business operations. Artificial intelligence technology is complex and rapidly evolving and presents risks and challenges that may impact our business, including subjecting us to significant competitive, legal, regulatory, operational and other risks. There is no guarantee that use of artificial intelligence will enhance our technologies, benefit our business operations, or produce products and services that are preferred by our partners and customers. Additionally, artificial intelligence algorithms or training methodologies may be flawed, and datasets may contain irrelevant, insufficient, biased or proprietary information, including the intellectual property of others, which can result in output errors and inadvertent infringement of others’ intellectual property rights, and may give rise to legal liability and materially harm our business. The use of artificial intelligence may also result in inadvertent data leakage or unauthorized exposure of data and confidential business information or increase the risks of cybersecurity incidents more generally. Our competitors may also be more successful in their artificial intelligence strategy and develop competitive products with the aid of artificial intelligence technology. As a result, any issues in the development and use of artificial intelligence by us or our suppliers, partners and competitors, combined with an uncertain regulatory environment, may result in reputational harm, liability, or other adverse consequences to our business operations.

Evolving scrutiny and changing expectations from global regulators and our stakeholders regarding our sustainability practices and value proposition could adversely affect our business, brand and reputation.

There is evolving focus, including from global regulators and stakeholders such as our investors, customers and partners, on sustainability matters, including climate change, environmental stewardship, diversity and inclusion, and sustainability strategy. In particular, increasing public awareness and concern over climate change may result in new or increased legal and regulatory requirements to reduce or mitigate the effects of climate change on the environment. Increased costs of energy or compliance with emissions standards due to increased legal or regulatory requirements may cause disruptions in or increased costs associated with our development and production operations. It is also possible that requirements or guidance in one jurisdiction, such as the United States, may contradict or diverge from requirements or guidance in other jurisdictions, such as the European Union. Agreements with customers and partners, such as the PowerCo Collaboration Agreement, include and may include obligations related to sustainability targets. There can be no certainty that we will manage such matters successfully, or that we will successfully meet the (at times contradictory) expectations of stakeholders as to our proper role with respect to sustainability matters. Any failure or perceived failure to timely manage, respond, or meet sustainability related contractual, legal or regulatory requirements, expectations or targets, including with respect to reducing our or our partners’ impact on the environment, or addressing climate change related impacts or other sustainability concerns, could subject us to significant costs and liabilities and adversely affect our business and reputation.

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

We may become subject to product liability claims, even those without merit, which could harm our business, prospects, reputation, operating results, and financial condition. We face inherent risk of exposure to claims in the event our batteries do not perform as expected, fail to meet relevant safety standards or requirements, or malfunction resulting in personal injury or death. Our risks in this area are particularly pronounced given our batteries have not yet been commercially tested or mass produced. A successful product liability claim against us or our licensees could require us to pay a substantial monetary award. Moreover, a product liability claim could generate substantial negative publicity about our batteries and business and inhibit or prevent commercialization of other future battery candidates, which would have a material adverse effect on our brand, business, prospects and operating results. Any insurance coverage might not be sufficient to cover all potential product liability claims. Any lawsuit seeking significant monetary damages either in excess of our coverage, or outside of our coverage, may have a material adverse effect on our reputation, business and financial condition. We may not be able to secure additional product liability insurance coverage on commercially acceptable terms or at reasonable costs when needed, particularly if we do face liability for our products and are forced to make a claim under our policy.

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

We may leverage third parties to conduct our business. We, our directors, officers, employees, representatives, consultants, agents, and business partners may have direct or indirect interactions with officials and employees of government agencies or state-owned or affiliated entities and we may be held liable for the corrupt or other illegal activities of these directors, officers, employees, representatives, consultants, agents, and business partners even if we do not explicitly authorize such activities. The FCPA also requires companies to make and keep books, records and accounts that accurately reflect transactions and dispositions of assets and to maintain a system of adequate internal controls and compliance procedures designed to prevent such violations. While we have policies and procedures designed to ensure compliance with these laws and regulations, we cannot guarantee that none of our directors, officers, employees, representatives, consultants, agents, and business partners will engage in improper conduct for which we may be held responsible.

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

Inflation and changing interest rates may adversely affect our financial condition and results of operations.

Our operations could be adversely impacted by inflation, primarily due to higher material, labor, and construction costs. To date, we do not believe that inflation has had a material impact on our results of operations, capital resources or liquidity; however, we have experienced increases in prices of raw materials, components and labor costs. Our future mitigation strategies may include considering alternative vendors, vertically integrating certain aspects of our supply chain and redesigning our product or production process. It is difficult to determine what impact inflationary pressures will have on our long-term growth strategies, as there is uncertainty regarding at what levels inflation may continue, and to what level increased costs will affect commercialization of our product. If we are not able to fully offset higher costs through price increases or other corrective measures, inflation may adversely affect our business, financial condition and results of operations.

We may be negatively impacted by epidemics, pandemics, and other outbreaks.

We face various risks related to epidemics, pandemics, and other outbreaks. Pandemics have previously and may in the future result in changes in consumer and business behavior. The spread of COVID-19, for instance, impacted our potential customers and our suppliers by disrupting the manufacturing, delivery and overall supply chain of battery, EV and equipment manufacturers and suppliers and led to a global decrease in battery and EV sales in markets around the world. In response to the pandemic, government authorities implemented numerous measures to try to contain the virus, such as travel bans and restrictions, quarantines, stay-at-home or shelter-in-place orders, and business shutdowns, which affected our operations and the operations of our suppliers, vendors and business partners.

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

Our batteries, and the sale of EVs and motor vehicles in general, are subject to substantial regulations under international, federal, state and local laws, including export control laws. We expect to incur significant costs in complying with these regulations. Regulations related to the battery and EV industry and alternative energy are currently evolving and we face risks associated with changes to these regulations as well as potential for heightened regulatory scrutiny. For example, laws and regulations may be passed that make manufacturers financially responsible for the collection, treatment, recycling and disposal of certain products, including batteries for EVs. The costs of complying with such requirements, as they now exist or as may be introduced in the future, and the associated administrative burden could adversely affect our financial condition and results of operations, particularly if we are unable to pass on such costs to our customers or if we're negatively impacted to obtain the components and materials critical to our operations. The costs of complying with such requirements, as they now exist or as may be introduced in the future, and the associated administrative burden could adversely affect our financial condition and results of operations, particularly if we are unable to pass on such costs to our customers.

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

We utilize new production equipment, techniques and processes, including specialized automated production equipment within our separator, cathode, and cell assembly process areas. These equipment and processes pose hazards typical to manufacturing such as but not limited to hazardous materials, moving parts, and high voltage and/or high current electrical systems typical of large production equipment and related safety incidents. Although we conduct equipment and process reviews before use, we may not be able to prevent the occurrence of safety incidents that damage machinery or our products, slow or stop production, or harm employees. Consequences to such safety incidents may include litigation, regulation, fines, increased insurance premiums, personal injury to or death of our employees, mandates to temporarily halt production, workers’ compensation claims, damage to our facilities, or other actions that impact our company brand, finances, or ability to operate. Also, the shift toward greater automation and more complex machinery across our operations introduces heightened operational risks. For example, our pilot line incorporates higher levels of automation and robotics than our prior processes, which increases operational complexity and places greater demand on employee training, safety procedures and compliance controls. Despite the safety measures and protocols we have implemented, industrial accidents, equipment malfunctions or other safety incidents may occur. Such incidents may involve our employees, contractors, service personnel, equipment vendors or other third parties, and could result in personal injury, production downtime, regulatory enforcement actions, remediation costs or reputational harm. Any of these events could adversely affect our business, financial condition and operating results.

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

The trading price of our Class A Common Stock has been and may in the future continue to be subject to extreme volatility. For example, from November 27, 2020, the date our Class A Common Stock began publicly trading, through December 31, 2025, our Class A Common Stock has experienced an intra-day trading high of $132.73 per share and an intra-day trading low of $3.40 per share. At certain times during such period, the daily fluctuations in the trading price of our Class A Common Stock were substantially greater than 10%. We cannot predict the magnitude of future fluctuations in the trading price of our Class A Common Stock. The trading price of our Class A Common Stock may be affected by a number of factors, including events described in the risk factors set forth in this Report and in our other reports filed with the SEC from time to time, as well as our operating results, financial condition and other events or factors. Any of the factors listed below could have a material adverse effect on your investment in our securities. Factors affecting the trading price of our securities may include:

•
announcements by us or our competitors regarding technical developments and levels of performance achieved by our or their battery technologies;
•
announcements by us regarding the timing of our production objectives, including regarding our pilot line and our QSE-5 product;
•
announcements by us, Volkswagen, or other partners regarding developments in our respective relationships, including changes in Volkswagen’s investment in us;
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

We completed an underwritten public offering in March 2021, an underwritten public offering in August 2023 and sales pursuant to the ATM offering (as defined below) which we completed in August 2025. All shares sold pursuant to such offerings are freely tradable without restrictions or further registration under the Securities Act, except for any shares sold to or purchased by any of our “affiliates” as defined in Rule 144 under the Securities Act. We may in the future file a new registration statement with the SEC and offer for sale additional shares of our Class A Common Stock or other securities convertible into or exchangeable for our Class A Common Stock. For example, we may conduct an additional ATM offering or conduct other capital raises in the future, any of which may be dilutive to existing stockholders. We cannot assure you that we will be able to sell shares or other securities in any other offering at a price per share that is equal to or greater than the price per share paid by you for your existing shares, and investors purchasing shares or other securities in future offerings could have rights superior to existing stockholders. A significant portion of our total outstanding shares are eligible to be sold into the market, which could cause the market price of our Class A Common Stock to drop significantly, even if our business is doing well.

Developing solid-state batteries is capital-intensive, and we may not be able to raise additional capital on favorable terms, if at all. If we cannot raise additional capital when needed, our operations and prospects could be materially and adversely affected.

The development, design, manufacture and license or sale of batteries is a capital-intensive business, which to date we have financed through joint venture arrangements, other third-party financings and issuance of additional equity. As a result of the nature of our business, we can be expected to continue to sustain substantial operating expenses without generating sufficient revenues to cover expenditures. Over time, we expect that we will need to raise additional funds, including through entry into new collaboration, license or joint venture arrangements, through the issuance of equity, equity-related or debt securities or through obtaining credit from financial institutions to fund, together with our principal sources of liquidity, ongoing costs such as research and development relating to our batteries, the construction and scale up of our pilot line, any significant unplanned or accelerated expenses, and new strategic investments. We cannot be certain that additional capital will be available on favorable terms, if at all, when needed, which could materially and adversely affect our financial condition, results of operations, business and prospects.

Any failure by our management to use the proceeds effectively from our completed public offerings or any future offerings of equity or debt instruments, whether from an “at-the-market” offering or other sources of liquidity, such as the royalty fee under the PowerCo IP License Agreement, if entered into, or other customer cash inflows, could harm our business, and we may invest such proceeds in a manner that does not produce income or that loses value, which may negatively impact the market price of our Class A Common Stock.

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

For awards containing service, performance and market conditions, where all conditions must be satisfied prior to vesting, such as the EPA Program (as defined below) awards, compensation expense is recognized over the requisite service period, which is based on management’s estimate of the probability and timing of the performance condition being satisfied, assessed at each reporting period. These estimates require management’s judgments and changes in the probability-based assumptions can materially affect the timing of recognition of stock-based compensation expense and consequently, the related amount recognized in our statements of operations and comprehensive income.

Concentration of ownership among a few stockholders and our executive officers, directors and their affiliates and the dual class structure of our Common Stock may prevent other stockholders from influencing significant corporate decisions, including the outcome of important transactions, including a change in control.

As of December 31, 2025, our executive officers, directors and their affiliates as a group and each of our stockholders who own 10% or more of our outstanding Class A Common Stock or our Class B Common Stock (together, the “Common Stock”), in the aggregate, beneficially own approximately 14.7% of our Class A Common Stock and approximately 100% of our Class B Common Stock outstanding, representing approximately 48.5% of the vote. As a result, these stockholders, including Volkswagen, will be able to exercise a significant level of control over all matters requiring stockholder approval, including the election of directors, any amendment of our Amended and Restated Certificate of Incorporation (the “Certificate of Incorporation”) and approval of significant corporate transactions. In addition, Volkswagen holds the right to designate two directors to our Board. Currently, Dr. Günther Mendl, Head of the Center of Excellence Battery at Volkswagen AG, and Sebastian Schebera, Head of Strategic Partnerships at Volkswagen AG, are members of our Board. This control could have the effect of delaying or preventing a change of control or changes in our management and will make the approval of certain transactions difficult or impossible without the support of these stockholders and of their votes. Further, shares of Class B Common Stock have 10 votes per share, while shares of Class A Common Stock have one vote per share. Even though the holders of our Class B Common Stock are not party to any agreement that requires them to vote together, they may have interests that differ from yours and may vote in a way with which you disagree, and which may be adverse to your interests. This concentrated control may have the effect of delaying, preventing or deterring a change in control of us, could deprive our stockholders of an opportunity to receive a premium for their capital stock as part of a sale of us, and might ultimately affect the market price of shares of our Class A Common Stock.

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

In recent years, the United States and global economies suffered dramatic downturns as a result of the COVID-19 pandemic, a deterioration in the credit markets and related financial crisis as well as a variety of other factors including, among other things, extreme volatility in security prices, severely diminished liquidity and credit availability, ratings downgrades of certain investments and declining valuations of others, and volatility in the capital and credit markets and uncertainty with respect to the health of the U.S. banking system. For example, in 2023, Silicon Valley Bank was closed by the California Department of Financial Protection and Innovation and the Federal Deposit Insurance Corporation was named receiver. Similarly, other institutions have been, and may continue to be, swept into receivership. Uncertainty over liquidity concerns in the broader financial services industry may have unpredictable impacts to our business and our industry. The U.S. and certain foreign governments have taken unprecedented actions in an attempt to address and rectify these extreme market and economic conditions by providing liquidity and stability to the financial markets. If in future crises governments refuse to take such actions or if the actions taken by these governments are not successful, and/or if the uncertainty in the macroeconomic environment, including elevated inflation concerns, elevated interest rates, tighter credit, currency fluctuations, changes in tariffs and trade restrictions, or concerns or speculation about similar banking disruption events or risks, continues, the resulting adverse economic conditions could lead to market-wide liquidity problems and other disruptions, which may negatively impact the demand for our solid-state battery cells and may negatively impact our liquidity and ability to raise capital, if needed, on a timely basis and on acceptable terms or at all.

Our results of operations and financial condition could be materially affected by the enactment of legislation implementing changes in the U.S. or foreign taxation of business activities or the adoption of other tax reform policies.

As we expand the scale of our business activities, any changes in the U.S. or foreign taxation of such activities may increase our worldwide effective tax rate and harm our business, results of operations, and financial condition. For example, the Organisation for Economic Co-operation and Development ("OECD") has proposed implementing changes to existing tax laws, including a proposed 15% global minimum tax (“Pillar Two”). Numerous countries have enacted or are enacting tax legislation to adopt this global minimum tax. The OECD and participating jurisdictions have recently agreed to a side-by-side system that would allow U.S.-parented multinational corporations to operate under existing U.S. minimum tax rules and be exempt from certain provisions of Pillar Two for fiscal years beginning on or after January 1, 2026. Further, under the One Big Beautiful Bill Act (the “OBBBA”), we are no longer required to capitalize domestic research and experimental expenditures, but we are still required to amortize foreign research and experimental expenditures over 15 years. We do not believe the provisions under the OBBBA had a material impact on our financial statements. However, these changes, and others in the OBBBA or other new legislation may impact our effective tax rate and our cash tax liability in future years.

The Inflation Reduction Act of 2022 (the “IRA”) included numerous incentives and tax credits aimed at reducing the effects of climate change, such as the extension and expansion of EV charging infrastructure tax credits under Section 30C of the Internal Revenue Code of 1986 (the “Code”), the expansion of tax credits for EVs under Section 30D of the Code, the expansion of advanced manufacturing facility tax credits under Section 48C of the Code, and enactment of advanced manufacturing production credits for eligible component production in the United States under Section 45X of the Code. Such tax credits may potentially benefit incumbents more than new entrants, and consequently have adverse competitive effects for new entrants. However, several of these provisions were modified by the OBBBA. The Section 30D credit terminated on September 30, 2025, and the Section 30C credit will terminate on July 30, 2026.

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

Due to such limitations and changes in law, certain of our deferred tax assets may expire unutilized or underutilized, which could prevent us from offsetting future taxable income. We continue to assess the realizability of our deferred tax assets in the future. Future adjustments in our valuation allowance may be required, which may have a material impact on our quarterly and annual results.

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

There can be no assurance that we will be able to comply with the continued listing standards of Nasdaq.

Our Class A Common Stock is listed on Nasdaq under the symbol “QS”. If we were to fail to meet the requirements and standards of Nasdaq and if Nasdaq were to consequently delist our Class A Common Stock from trading on its exchange and we are not able to list such securities on another national securities exchange, we expect such securities could be quoted on an over-the-counter market. If this were to occur, we and our stockholders could face significant material adverse consequences including:

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

Compliance with evolving public company requirements may continue to increase costs and make certain activities more time-consuming. In addition, expenses associated with SEC reporting requirements have been and will continue to be incurred. Furthermore, if any issues in complying with those requirements are identified, such as a material weakness in our internal controls that requires a restatement of previously issued consolidated financial statements, we could incur additional costs rectifying those or new issues, and the existence of these issues could adversely affect our reputation or investor perceptions of it. The cost of director and officer liability insurance is significant and risks associated with our status as a public company may make it more difficult to attract and retain qualified persons to serve on our Board or as executive officers. The reporting and other obligations imposed by these rules and regulations have resulted in and may continue to result in significant accounting, administrative, financial compliance and legal costs. These costs have required and may continue to require us to divert a significant amount of money that could otherwise be used to expand the business and achieve strategic objectives. Advocacy efforts by stockholders and third parties have prompted and in the future may also prompt additional changes in governance and reporting requirements, which could further increase costs.

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

Pursuant to the Sarbanes-Oxley Act and the rules and regulations promulgated by the SEC, we are required to furnish in this Report a report by our management regarding the effectiveness of our internal control over financial reporting. The report includes, among other things, an assessment of the effectiveness of our internal control over financial reporting as of the end of our fiscal year, including a statement as to whether or not our internal control over financial reporting is effective. This assessment must include disclosure of any material weaknesses in our internal control over financial reporting identified by management. While we believe our internal control over financial reporting is currently effective, we have previously identified and had to remediate a material weakness and the effectiveness of our internal controls in future periods is subject to the risk that our controls may become inadequate because of changes in conditions. Establishing, testing and maintaining an effective system of internal control over financial reporting requires significant resources and time commitments on the part of our management and our finance staff, which may require additional staffing and infrastructure investments and would increase our costs of doing business.

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

Our business involves complex financial transactions, including but not limited to stock-based compensation, lease accounting, and income tax provisions. The accounting rules and regulations governing these areas are frequently changing and require significant judgment in their application. As our operations grow in scale and complexity, the risk of material errors or omissions in our financial statements increases. For example, in July 2025, we amended the Collaboration Agreement with the goal of funding certain part of the research and development under the PowerCo Collaboration Agreement. The arrangement involved complex accounting judgments under U.S. GAAP, including classification of payments received from PowerCo with no contractually stated repayment terms as a liability, as well as derecognition of the liability to shareholders’ equity upon extinguishment, driven by the significant related party relationship with Volkswagen Group, which creates a presumption of a repayment obligation.

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

We have not experienced a material security breach in our systems, and, to our knowledge, there have not been any material compromises of our confidential information in our third-parties’ systems, nor have we incurred any significant expenses or penalties to resolve or settle any security breach in the past three years. For additional information regarding whether any risks from cybersecurity threats are reasonably likely to materially affect our Company, including our business strategy, results of operations, or financial condition, please refer to Item 1A, “Risk Factors – Our Business Risks – Our ability to manage our business is highly dependent on IT systems and our website, systems, and data we maintain may be subject to intentional or inadvertent disruption, security incidents, or alleged violations of laws, regulations, or other obligations relating to data handling that could adversely impact our reputation and future sales,” in this Report.

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

Our head of information security periodically provides briefings to our internal security committee and to the audit committee and board of directors on an annual basis regarding our Company’s cybersecurity risks and activities, including, as applicable, any recent cybersecurity incidents and related responses and remediation efforts, cybersecurity systems testing, activities of third parties, policies and the like. We have internal guidelines governing our identification, assessment, communication, and escalation upon the occurrence of a cybersecurity incident. Depending on the nature and severity of an incident, this process provides for escalating notification to a special executive security committee and the chair of the audit committee, among others as needed, to manage the Company’s response. These governance and escalation processes are designed to facilitate decision-making, promote accountability, and support the oversight and management of the Company’s cybersecurity risk.

Item 2. Properties.

We are headquartered in San Jose, California. Our facilities, which are primarily in San Jose, California include certain leased properties for our offices and engineering, research and development, and cell build pilot line.

Item 3. Legal Proceedings.

Information regarding legal proceedings is available in Note 7, Commitments and Contingencies, to the consolidated financial statements in this Report.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Effective December 23, 2025, our Class A Common Stock was listed and began trading on Nasdaq under the symbol “QS”. From November 27, 2020 through December 22, 2025, our Class A Common Stock was listed on the NYSE under the symbol “QS”. Prior to November 27, 2020, there was no public trading market for our Class A Common Stock. Our Class B Common Stock is neither listed nor traded.

Holders

As of February 18, 2026, there were approximately 57 holders of record of our shares of Class A Common Stock and approximately 4 holders of record of our shares of Class B Common Stock. The actual number of stockholders of our common stock is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares of common stock are held in street name by banks, brokers and other nominees.

Dividends

We have never declared or paid cash dividends on our common stock. We currently do not anticipate declaring any cash dividends to holders of our common stock in the foreseeable future.

Recent Sales of Unregistered Equity Securities

None.

Issuer Purchases of Equity Securities

None.

Performance Graph

Historically, we have compared the cumulative total return on our Class A Common Stock with that of the NYSE Composite Index, the Russell 1000 and the PBW - Invesco WilderHill Clean Energy ETF. In connection with our listing transfer from the NYSE to the Nasdaq in December 2025, we have replaced the NYSE Composite Index with the Nasdaq Composite Index. In accordance with Item 201(e) of Regulation S-K, the NYSE Composite Index is included in the performance graph for the year ended December 31, 2025 for comparability purposes but will not be included in future filings.

The following chart compares the changes in cumulative total return on our Class A Common Stock with the changes in cumulative total returns of the Nasdaq Composite Index, the Russell 1000 Index, the PBW - Invesco WilderHill Clean Energy ETF, and the NYSE Composite Index for the period from December 31, 2020 through December 31, 2025. The chart assumes $100 was invested in each of the Company's common stock, the Nasdaq Composite Index, the Russell 1000 Index, the PBW - Invesco WilderHill Clean Energy ETF, and the NYSE Composite Index on December 31, 2020. The comparisons in this chart are required by the SEC and are not intended to forecast or be indicative of the possible future performance of our common stock.

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

Overview

We are developing next-generation solid-state lithium-metal battery technology for EVs and other applications. We believe that our technology will enable a new category of battery that meets the requirements for broader market adoption. The lithium-metal solid-state battery technology that we are developing is being designed to offer greater energy density, faster charging, and greater safety when compared to today’s conventional lithium-ion batteries.

We are a development-stage company with no revenue to date, have incurred a net loss from operations of approximately $472.6 million for the year ended December 31, 2025, and an accumulated deficit of approximately $3.8 billion from our inception through December 31, 2025. We expect to incur significant expenses and continuing losses for the foreseeable future.

Key Trends, Opportunities and Uncertainties

We are a pre-revenue company. We believe that our performance and future success depend on several factors that present significant opportunities for us but also pose significant risks and challenges, including those discussed below and in the section titled “Risk Factors” appearing elsewhere in this Report.

Product Development

We have demonstrated capabilities of our solid-state separator and battery technology in single-layer and multilayer cell cycling data, and in 2022, shipped our first A0 prototype battery cells to multiple OEMs for testing. Following that shipment, we continued focusing our research and development on subsequent generations of prototype samples incorporating advances in cell functionality, process and reliability, as well as bringing online our pilot line in San Jose, California. In 2023, we announced our first targeted commercial product, the QSE-5, a cell with a capacity of approximately 5 amp-hours as further described under the “Research and Development” section in Item 1 above. In 2024, we began producing low volumes of our first B-sample cells, and we began shipping these cells for automotive customer testing. These are B-samples of our first product, QSE-5, with an energy density of over 800 Wh/L and <15 minute 10% to 80% fast-charging capability. In 2025, together with Volkswagen and PowerCo, we had the first live demonstration of our solid-state lithium-metal battery technology powering a Ducati V21L electric motorcycle at the IAA Mobility event that included B1 samples of our QSE-5 cell from our more efficient separator production processes.

Process Development

Our architecture depends on our proprietary solid-state ceramic separator. Though our separator’s design is unique, our early-generation process relied on established or similar high-volume production processes already deployed in other industries. We, together with our partners, are developing subsequent, proprietary higher-volume separator production processes that seek to further reduce cost, increase throughput, and improve quality.

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

Our pilot line is intended to serve four purposes. First, to provide a sufficient quantity of separators and cells for internal development and customer sampling and testing. Second, to provide the basis for continued production process development and to help inform equipment selection and specifications for future production activities by us or our partners. Third, we target the initial production of QSE-5 cells from the pilot line. Fourth, to support collaboration and future technology transfer activities as part of the collaboration and licensing arrangements with PowerCo as well as potential future commercial arrangements. Delays in the successful start-up and continued development of our pilot line may impact both our development and future scale-up timelines.

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

Commercialization and Market Focus

We are currently focused on automotive EV applications, which have among the most stringent sets of requirements for batteries. Meanwhile, we see opportunities for our solid-state battery technology in other large and growing markets including consumer electronics, data centers, defense, and others and we intend to explore such opportunities as appropriate. The automotive qualification process generally includes several major delivery milestones of A, B and C samples. Each major sampling stage may consist of several generations of increasingly mature prototypes. The timelines for each stage involve uncertainty and will be influenced by a number of factors, including product and process development risks; the specification, ordering, and qualification of production equipment; other supply chain dynamics; and OEM validation timeframes.

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

In July 2024, we entered into the Collaboration Agreement with the goal of PowerCo industrializing QS technology based on QSE-5. PowerCo was formed by Volkswagen in 2022 as a company intended to consolidate Volkswagen’s activities in the development and production of battery cells. In connection with the Collaboration Agreement and subject to the completion of certain milestones, we and PowerCo intend to enter into the PowerCo IP License Agreement under which we will grant PowerCo a non-exclusive, limited, royalty-bearing license to use the QS technology based on QSE-5 for the purpose of manufacturing and selling batteries primarily for automotive applications, and PowerCo will pre-pay an initial royalty fee of $130 million, against which any future royalties due will be credited. The initial royalty is subject to a time-based diminishing clawback if the PowerCo IP License Agreement is terminated early by PowerCo under certain conditions. In July 2025, we entered into an amendment and restatement of the Collaboration Agreement and entered into a statement of work outlining the scope and responsibilities of the joint scale-up team working at our battery development pilot line in San Jose, California for the development, validation, demonstration, and initial commercialization of QS battery cell technology based on QSE-5 and toward the transfer of such technology into cell size determined by PowerCo (the “Project”). PowerCo has agreed to contribute up to $130.7 million for the Project over the next two years, subject to the completion of certain milestones by the joint scale-up team.

In addition to the signed agreements with PowerCo with the goal of commercializing our battery technology, we intend to continue working closely with automotive OEMs to make our solid-state battery cells widely available over time. We have also signed agreements, including customer sampling, technology evaluation and joint development agreements, with a number of OEMs, ranging from leading manufacturers by global revenue to premium performance and luxury carmakers, to collaborate with us in the testing and validating of our solid-state battery cells with the goal to include such cells into pre-production prototype vehicles and ultimately into serial production vehicles.

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

Access to Capital

As of December 31, 2025, our cash and cash equivalents and marketable securities were approximately $970.8 million. Changes to our technology development, operating costs and scale-up, including our ability to meet the milestones for entry into the PowerCo IP License Agreement, receipt of the related initial royalty fee from PowerCo, and achievement of the Project milestones for receipt of Project contributions from PowerCo, could materially impact us and the availability of our capital resources. We may also need additional cash resources due to changed business conditions or other developments, including unanticipated delays in negotiations with automotive OEMs or other customers and tier-one automotive suppliers or other suppliers, supply chain challenges, competitive pressures, inflation, instability in global economic markets, increased trade tariffs, and regulatory developments, among others. To the extent that our current resources are insufficient to satisfy our cash requirements, we may need to seek additional equity or debt financing. If such financing is not available, or if the financing terms are onerous or less desirable than we expect, we may be forced to decrease our level of investment in product development or scale back our operations, which could have an adverse impact on our business and financial prospects.

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

Recent Developments

Completion of ATM Offering

In February 2023, we filed a prospectus supplement to a shelf registration statement on Form S-3 (the “Form S-3”) for the issuance and sale of our Class A Common Stock from time to time for an aggregate offering price of up to $400 million (the “ATM offering”). During the year ended December 31, 2024, 24.9 million shares of our Class A Common Stock were sold pursuant to the ATM offering for aggregate proceeds of approximately $128.5 million, net of issuance costs paid. During the year ended December 31, 2025, 29.5 million shares of Class A Common Stock were sold pursuant to the ATM offering for aggregate proceeds of approximately $264.2 million, net of issuance costs including the commission fees to the sales agents of approximately $4.0 million, completing our ATM offering.

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

Operating Expenses

Research and Development Expense

To date, our research and development expenses have consisted primarily of personnel-related expenses for scientists, experienced engineers and technicians as well as costs associated with the construction and ramp up of our pilot line in San Jose, including the material and supplies to support the product development and process engineering efforts. As we ramp up our engineering operations to complete the development of our solid-state, lithium-metal batteries and required process engineering to meet automotive cost targets, we anticipate that research and development expenses will increase significantly for the foreseeable future as we continue to invest in additional plant and equipment for product development (e.g., multilayer cell stacking, packaging engineering), building prototypes, and testing of battery cells as our team works to meet the full set of automotive product requirements. We also recognize significant non-cash stock-based compensation to employees directly involved in research and development activities. For stock-based compensation awards with performance conditions, such as the restricted stock units with performance conditions (“PSUs”), the non-cash expense recognized is based on a probability assessment of the performance conditions, and as such, research and development expenses may fluctuate in the future as the performance conditions are re-assessed at each reporting period. For more information on the PSUs, see Note 8, Stockholders’ Equity, to our consolidated financial statements included elsewhere in this Report.

As we ramp toward commercialization of our technology, we will begin to incur expenses that are directly associated with such, including allocation of indirect costs from research and development.

General and Administrative Expense

General and administrative expenses consist mainly of personnel-related expenses for our executive, sales and marketing, insurance and other administrative functions as well as outside professional services, including legal, accounting and other advisory services. We are continuing to expand our supporting systems, in anticipation of planning for and supporting the commercialization of our technology and due to the ongoing requirements of being a public company. Accordingly, we expect our general and administrative expenses to increase in the near term and for the foreseeable future. Upon commencement of commercial operations, we also expect general and administrative expenses to include customer and sales support and advertising costs. We also recognize significant non-cash stock-based compensation to executives and certain employees. The non-cash expenses recognized for PSUs are based on a probability assessment of the performance conditions, and as such, general and administrative expenses may fluctuate in the future as the performance conditions are re-assessed at each reporting period.

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

Income Tax (Provision) Benefit

Our income tax provision consists of an estimate for U.S. federal and state income taxes and foreign income tax based on enacted rates, as adjusted for allowable credits, deductions, uncertain tax positions, changes in deferred tax assets and liabilities, and changes in tax law. We maintain a valuation allowance against the full value of our U.S. federal and state net deferred tax assets because we believe the recoverability of the tax assets is not more likely than not.

Results of Operations

In this section, we discuss the results of our operations for the year ended December 31, 2025 compared to the year ended December 31, 2024. For a discussion of the year ended December 31, 2024 and the year ended December 31, 2023, please refer to Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2024, which was filed with the SEC on February 26, 2025 and is incorporated herein by reference.

The following table sets forth our historical operating results for the periods indicated (amounts in thousands):

	Year Ended December 31,			2025 vs. 2024		2024 vs. 2023
	2025	2024	2023	$ Change	% Change	$ Change	% Change

Operating expenses:
Research and development	$375,608	$382,971	$347,945	$(7,363)	(2)%	$35,026	10%
General and administrative	96,996	142,236	131,085	(45,240)	(32)%	11,151	9%
Total operating expenses	472,604	525,207	479,030	(52,603)	(10)%	46,177	10%
Loss from operations	(472,604)	(525,207)	(479,030)	52,603	(10)%	(46,177)	10%
Other income (expense):
Interest expense	(2,039)	(2,224)	(2,377)	185	(8)%	153	(6)%
Interest income	38,632	46,024	36,488	(7,392)	(16)%	9,536	26%
Other income (expense)	2,505	3,196	(140)	(691)	(22)%	3,336	(2383)%
Loss before income taxes	(433,506)	(478,211)	(445,059)	44,705	(9)%	(33,152)	7%
Income tax (provision) benefit	(1,544)	269	(20)	(1,813)	(674)%	289	(1445)%
Net loss	(435,050)	(477,942)	(445,079)	42,892	(9)%	(32,863)	7%
Less: Net (loss) income attributable to non-controlling interest, net of tax of $0	—	(85)	66	85	(100)%	(151)	(229)%
Net loss attributable to common stockholders	$(435,050)	$(477,857)	$(445,145)	$42,807	(9)%	$(32,712)	7%

Research and Development

The decrease in research and development expense in the year ended December 31, 2025 compared to the year ended December 31, 2024 primarily resulted from a decrease of $14.8 million in non-cash stock-based compensation expense primarily due to the full amortization of awards, forfeitures, lower headcount, and changes in the estimated milestones for performance based awards, a decrease of $14.4 million in personnel cost primarily due to lower headcount, and a decrease of $3.3 million in material supplies, offset primarily by an increase of $13.2 million in write-off of fixed assets no longer in use, including the leasehold improvements associated with the lease termination, an increase of $7.9 million related to depreciation and amortization, and an increase of $4.1 million in expensed equipment.

General and Administrative

The decrease in general and administrative expenses in the year ended December 31, 2025 compared to the year ended December 31, 2024 primarily due to a net $24.5 million litigation settlement charged in the year December 31, 2024 associated with the class action lawsuits that were filed beginning January 2021, a decrease of $18.6 million in charges related to other legal matters, professional fees, outside services and office administration, and a decrease of $2.3 million in non-cash stock-based compensation expense primarily due to the full amortization, forfeitures, lower headcount, and changes in the estimated milestones for performance based awards.

Other Income (Expense)

Interest Income

The decrease in interest income during the year ended December 31, 2025 compared to the year ended December 31, 2024 was mainly due to the decrease in interest rates.

Other Income (Expense)

Other income (expense) for the years ended December 31, 2025 and 2024 consisted of miscellaneous income and expense that were not material individually or in aggregate.

Income Tax (Provision) Benefit

The income tax provision for the year ended December 31, 2025 and the income tax benefit for the year ended December 31, 2024 were not material.

Liquidity and Capital Resources

As of December 31, 2025 and 2024, our cash and cash equivalents and marketable securities were approximately $970.8 million and $910.8 million, respectively. Our cash equivalents are invested in U.S. money market funds, U.S. Treasury bonds and commercial paper. Our marketable securities are invested in U.S. Treasury notes and bonds, commercial paper, and corporate notes and bonds.

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

During the year ended December 31, 2023, we completed a public offering of 37.5 million shares of our Class A Common Stock and received net proceeds of $288.2 million (the “August 2023 Public Offering”).

During the year ended December 31, 2024, we sold 24.9 million shares of our Class A Common Stock pursuant to the ATM offering and received approximately $128.5 million in proceeds, net of issuance costs paid.

During the year ended December 31, 2025, we sold 29.5 million shares of our Class A Common Stock pursuant to the ATM offering and received approximately $264.2 million in proceeds, net of issuance costs paid.

We believe that our cash on hand will be sufficient to meet our working capital and capital expenditure requirements for a period of at least twelve months from the date of this Report. Our future capital requirements are influenced by any changes to our technology development, operating costs and scale-up, including our ability to meet the milestones to enable customer payments or the entry into the PowerCo IP License Agreement and related receipt of the initial royalty fee from PowerCo. We may need additional cash resources due to changed business conditions or other developments, including unanticipated delays in negotiations with automotive OEMs or other customers and tier-one automotive suppliers or other suppliers, supply chain challenges, competitive pressures, inflation, and regulatory developments, among others. To the extent that our current resources are insufficient to satisfy our cash requirements, we may need to seek additional funding through the issuance of equity or debt financing. If such financing is not available, or if the financing terms are onerous or less desirable than we expect, we may be forced to decrease our level of investment in product development or scale back our operations, which could have an adverse impact on our business and financial prospects.

Cash Flows and Material Cash Requirements

The following table provides a summary of our cash flow data for the periods indicated (amounts in thousands):

	Year Ended December 31,
	2025	2024	2023

Net cash used in operating activities	$(242,473)	$(274,555)	$(240,025)
Net cash provided by (used in) investing activities	14,932	128,869	(152,532)
Net cash provided by financing activities	312,806	144,028	300,213

Operating Activities

Our cash flows used in operating activities to date have been primarily driven by the growth in our underlying business to support the research and development of next-generation battery technology. As of December 31, 2025, our operating lease commitments are approximately $7.1 million during the next twelve months and approximately $41.5 million thereafter. From time to time, we also enter into non-cancellable service and purchase commitments. We are expecting cash used in operating activities to include payments of approximately $2.6 million in the next twelve months and approximately $2.2 million thereafter through 2027 for our non-cancellable commitments as of December 31, 2025.

Cash used in operating activities for the year ended December 31, 2025 was primarily driven by a net loss of $435.1 million, offset by non-cash expense of $127.5 million related to stock-based compensation, non-cash expense of $65.6 million related to depreciation and amortization, non-cash expense of $26.6 million related to the write-off of property and equipment, non-cash lease expense and amortization of right-of-use assets of $7.7 million. Cash used in the operating activities was further driven by $19.0 million related to accretion of discounts on marketable securities, a decrease of $6.8 million in accounts payable, accrued liabilities and accrued compensation and benefits, and a decrease of $4.8 million in operating lease liabilities.

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

Cash used during the year ended December 31, 2023 was primarily driven by a net loss of $445.1 million, offset by non-cash expense of $166.3 million related to stock-based compensation, non-cash expense of $42.0 million related to depreciation and amortization, non-cash expense of $21.5 million related to the write-off of property and equipment, and non-cash lease expense and amortization of right-of-use assets of $7.8 million. These were partially adjusted by $18.9 million related to amortization of premiums and accretion of discounts on marketable securities, and an increase of $7.5 million in prepaid expenses and other assets.

Investing Activities

Our cash flows from investing activities to date have been comprised of purchases of property and equipment and purchases, maturities and sales of our marketable securities. We expect the level of capital investment to increase substantially in the near future as we acquire the property and equipment for and build out our pilot line.

Cash provided by investing activities for the year ended December 31, 2025 primarily consists of proceeds from the maturity of marketable securities of $1.13 billion. These were offset by $1.08 billion used for the purchase of marketable securities and $36.3 million used for the purchase of various property and equipment, primarily to support our research and development activities.

Cash used in investing activities for the year ended December 31, 2024 primarily consists of proceeds from the maturity and sale of marketable securities of $1.5 billion and $1.2 million, respectively. These were offset by $1.3 billion used for the purchase of marketable securities and $62.1 million used for the purchase of various property and equipment, primarily to support our research and development activities.

Cash provided by investing activities for the year ended December 31, 2023 primarily consists of $1.1 billion used for the purchase of marketable securities and $84.5 million used for the purchase of various property and equipment, primarily to support our research and development activities. These were offset by the proceeds from the maturity and sale of marketable securities of $1.0 billion and $1.5 million, respectively.

Financing Activities

Our cash flows from financing activities primarily consist of proceeds from the issuance of common stock and exercise of stock options. Finance lease commitment for one of our buildings will result in net cash payments of $5.4 million in the next twelve months and payments of $33.6 million thereafter.

Cash provided by financing activities during the year ended December 31, 2025 is primarily due to approximately $264.2 million in net proceeds from the ATM offering, $32.3 million received from the exercise of stock options and our employee stock purchase plan, and $19.5 million capital contribution received under the PowerCo Collaboration Agreement with no shares issued.

Cash provided by financing activities during the year ended December 31, 2024 is primarily due to approximately $128.5 million in net proceeds from the ATM offering and $20.1 million received from the exercise of stock options and our employee stock purchase plan.

The cash provided by financing activities during the year ended December 31, 2023 is primarily due to $288.2 million in net proceeds received from the August 2023 Public Offering and, $14.0 million received from the exercise of stock options and our employee stock purchase plan.

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

Interest Rate Risk

The market interest risk in our financial instruments and our financial positions represents the potential loss arising from adverse changes in interest rates. As of December 31, 2025, we had cash and cash equivalents and marketable securities of $970.8 million, consisting of interest-bearing money market accounts and marketable securities, for which the fair market value would be affected by change in the general level of U.S. interest rates. As of December 31, 2025, an immediate increase of 100 basis points in interest rates would have resulted in a decline in the fair value of our marketable securities of approximately $3 million. This estimate is based on a sensitivity model that measures market value changes when changes in interest rates occur. Such losses would only be realized if we sold the investments prior to maturity.

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

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of QuantumScape Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of QuantumScape Corporation (the Company) as of December 31, 2025 and 2024, the related consolidated statements of operations and comprehensive income (loss), redeemable non-controlling interest and stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 25, 2026 expressed an unqualified opinion thereon.

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

Accounting for the performance-based equity awards (Performance-based Stock Units) – stock-based compensation

Description of the Matter

As discussed in Note 2 and Note 8 to the consolidated financial statements, the Company granted performance-based restricted stock units (“PSUs”) to members of the Company’s management team and certain other employees in the years ended December 31, 2023, 2024 and 2025. The PSUs vest upon the achievement of performance (business milestones) conditions by tranche.

When the Company determines achievement of a tranche’s related performance condition is considered probable, the stock-based compensation expense is recognized over the expected vesting period which is the time to achieve the performance condition assuming the service condition has also been met. The Company recorded stock-based compensation expense of $14.4 million during the year-ended December 31, 2025, fair value of PSU’s vested of $44.2 million, and had $14.0 million of unrecognized compensation costs related to unvested PSUs as of December 31, 2025 for the tranches that were considered probable for PSU awards.

Auditing the Company’s accounting for PSUs is challenging and judgmental due to the subjectivity of management’s assessment of the probability and timing of performance conditions being met for each tranche of the award.

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

February 25, 2026

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of QuantumScape Corporation

Opinion on Internal Control Over Financial Reporting

We have audited QuantumScape Corporation’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, QuantumScape Corporation (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the 2025 consolidated financial statements of the Company and our report dated February 25, 2026 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

San Jose, California

February 25, 2026

QuantumScape Corporation

Consolidated Balance Sheets

(In Thousands, Except per Share Amounts)

	As of December 31,
	2025	2024

Assets
Current assets
Cash and cash equivalents	$230,524	$140,866
Marketable securities	740,283	769,901
Prepaid expenses and other current assets	10,835	11,519
Total current assets	981,642	922,286
Property and equipment, net	251,449	299,992
Right-of-use assets - operating lease	34,078	51,472
Right-of-use assets - finance lease	19,394	22,267
Other assets	21,593	26,378
Total assets	$1,308,156	$1,322,395
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$11,819	$6,466
Accrued liabilities	14,521	17,447
Accrued compensation and benefits	26,969	32,212
Operating lease liability, short-term	4,653	5,526
Finance lease liability, short-term	3,584	3,233
Total current liabilities	61,546	64,884
Operating lease liability, long-term	34,481	52,913
Finance lease liability, long-term	28,282	31,865
Other liabilities	14,874	14,886
Total liabilities	139,183	164,548
Commitment and contingencies (see Note 7)
Stockholders’ equity
Preferred stock- $0.0001 par value; 100,000 shares authorized, none issued and outstanding as of December 31, 2025 and 2024	—	—
Common stock - $0.0001 par value; 1,250,000 shares authorized (1,000,000 Class A and 250,000 Class B); 570,128 Class A and 37,502 Class B shares issued and outstanding as of December 31, 2025, 487,883 Class A and 54,666 Class B shares issued and outstanding as of December 31, 2024	61	54
Additional paid-in-capital	4,961,832	4,515,879
Accumulated other comprehensive loss	644	428
Accumulated deficit	(3,793,564)	(3,358,514)
Total stockholders’ equity	1,168,973	1,157,847
Total liabilities and stockholders’ equity	$1,308,156	$1,322,395

The accompanying notes are an integral part of these consolidated financial statements.

QuantumScape Corporation

Consolidated Statements of Operations and Comprehensive Income (Loss)

(In Thousands, Except per Share Amounts)

	Year Ended December 31,
	2025	2024	2023

Operating expenses:
Research and development	$375,608	$382,971	$347,945
General and administrative	96,996	142,236	131,085
Total operating expenses	472,604	525,207	479,030
Loss from operations	(472,604)	(525,207)	(479,030)
Other income (expense):
Interest expense	(2,039)	(2,224)	(2,377)
Interest income	38,632	46,024	36,488
Other income (expense)	2,505	3,196	(140)
Loss before income taxes	(433,506)	(478,211)	(445,059)
Income tax (provision) benefit	(1,544)	269	(20)
Net loss	(435,050)	(477,942)	(445,079)
Less: Net (loss) income attributable to non-controlling interest, net of tax of $0	—	(85)	66
Net loss attributable to common stockholders	$(435,050)	$(477,857)	$(445,145)
Net loss	$(435,050)	$(477,942)	$(445,079)
Other comprehensive income (loss):
Unrealized gain on marketable securities	216	3,305	14,996
Total comprehensive loss	(434,834)	(474,637)	(430,083)
Less: Comprehensive (loss) income attributable to non-controlling interest	—	(85)	66
Comprehensive loss attributable to common stockholders	$(434,834)	$(474,552)	$(430,149)

Basic and Diluted net loss per share	$(0.76)	$(0.94)	$(0.96)
Basic and Diluted weighted-average common shares outstanding	575,950	508,102	462,239

The accompanying notes are an integral part of these consolidated financial statements.

QuantumScape Corporation

Consolidated Statements of Redeemable Non-Controlling Interest and Stockholders’ Equity

(In Thousands)

	Redeemable Non-Controlling	Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Interest	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
Balance as of December 31, 2022	$1,704	437,959	$44	$3,771,181	$(2,435,512)	$(17,873)	$1,317,840
Exercise of stock option and employee stock purchase plan	—	7,935	1	14,021	—	—	14,022
Shares issued upon vesting of restricted stock units	—	9,637	—	—	—	—	—
Issuance of common stock, net of issuance costs of $11.8 million	—	37,500	4	288,150	—	—	288,154
Stock-based compensation	—	—	—	148,540	—	—	148,540
Net income (loss)	66	—	—	—	(445,145)	—	(445,145)
Unrealized gain on marketable securities	—	—	—	—	—	14,996	14,996
Balance as of December 31, 2023	$1,770	493,031	$49	$4,221,892	$(2,880,657)	$(2,877)	$1,338,407
Exercise of stock options and employee stock purchase plan	—	9,996	—	20,091	—	—	20,091
Shares issued upon vesting of restricted stock units	—	14,575	2	23,107	—	—	23,109
Shares issued under At-The-Market Offering, net of issuance costs	—	24,947	3	128,439	—	—	128,442
Stock-based compensation	—	—	—	122,350	—	—	122,350
Net loss	(85)	—	—	—	(477,857)	—	(477,857)
Unrealized gain on marketable securities	—	—	—	—	—	3,305	3,305
Dissolution of joint venture	(1,685)	—	—	—	—	—	—
Balance as of December 31, 2024	$—	542,549	$54	$4,515,879	$(3,358,514)	$428	$1,157,847
Exercise of stock options and employee stock purchase plan	—	15,693	2	32,345	—	—	32,347
Shares issued upon vesting of restricted stock units	—	19,894	2	20,264	—	—	20,266
Shares issued under At-the-Market Offering, net of issuance costs	—	29,494	3	264,173	—	—	264,176
Stock-based compensation	—	—	—	109,645	—	—	109,645
Capital contribution under collaboration agreement - related party	—	—	—	19,526	—	—	19,526
Net loss	—	—	—	—	(435,050)		(435,050)
Unrealized gain on marketable securities	—	—	—	—	—	216	216
Balance as of December 31, 2025	$0	$607,630	$61	$4,961,832	$(3,793,564)	$644	$1,168,973

The accompanying notes are an integral part of these consolidated financial statements.

QuantumScape Corporation

Consolidated Statements of Cash Flows

(In Thousands)

	Year Ended December 31,
	2025	2024	2023

Operating activities
Net loss	$(435,050)	$(477,942)	$(445,079)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	65,570	57,781	41,958
Amortization of right-of-use assets and non-cash lease expense	7,652	8,010	7,791
Accretion of discounts on marketable securities	(18,967)	(29,313)	(18,908)
Stock-based compensation expense	127,462	144,653	166,297
Write-off of property and equipment	26,574	13,347	21,528
Other	(4,043)	109	469
Changes in operating assets and liabilities:
Prepaid expenses and other current assets and other assets	1,313	(893)	(7,533)
Accounts payable, accrued liabilities and accrued compensation and benefits	(6,802)	14,965	(2,904)
Operating lease liability	(4,833)	(5,059)	(3,410)
Other liabilities	(1,349)	(213)	(234)
Net cash used in operating activities	(242,473)	(274,555)	(240,025)
Investing activities
Purchases of property and equipment	(36,277)	(62,247)	(84,624)
Proceeds from maturities of marketable securities	1,125,864	1,484,857	1,041,528
Proceeds from sales of marketable securities	—	1,245	1,477
Purchases of marketable securities	(1,077,048)	(1,295,102)	(1,111,027)
Other	2,393	116	114
Net cash (used in) provided by investing activities	14,932	128,869	(152,532)
Financing activities
Proceeds from exercise of stock options and employee stock purchase plan	32,347	20,091	14,022
Proceeds from issuance of common stock	268,654	131,346	300,010
Common stock issuance costs paid	(4,488)	(2,817)	(11,846)
Principal payment for finance lease	(3,233)	(2,907)	(1,973)
Cash received under collaboration agreement - related party	19,526	—	—
Dissolution of joint venture	—	(1,685)	—
Net cash provided by financing activities	312,806	144,028	300,213
Net increase (decrease) in cash, cash equivalents and restricted cash	85,265	(1,658)	(92,344)
Cash, cash equivalents and restricted cash at beginning of period	158,914	160,572	252,916
Cash, cash equivalents and restricted cash at end of period	$244,179	$158,914	$160,572
Supplemental disclosure of cash flow information
Cash paid for interest	$2,039	$2,224	$1,778
Purchases of property and equipment, not yet paid	$9,696	$3,249	$10,554

The following table presents the Company’s cash, cash equivalents and restricted cash by category in the Company’s Consolidated Balance Sheets (amounts in thousands):

	December 31,
	2025	2024	2023
Cash and cash equivalents	$230,524	$140,866	$142,524
Other assets	13,655	18,048	18,048
Total cash, cash equivalents and restricted cash	$244,179	$158,914	$160,572

The accompanying notes are an integral part of these consolidated financial statements.

QuantumScape Corporation

Notes to Consolidated Financial Statements

December 31, 2025

Note 1. Nature of Business

Organization

The original QuantumScape Corporation, now named QuantumScape Battery, Inc. (“Legacy QuantumScape”), a wholly owned subsidiary of the Company (as defined below), was founded in 2010 with the mission to revolutionize energy storage to enable a sustainable future. In 2020, QuantumScape became a publicly traded company through a business combination with a special purpose acquisition company named Kensington Capital Acquisition Corp. (“Kensington”) which changed its name to QuantumScape Corporation upon closing in November 2020 (the “Business Combination”). As a result of the Business Combination, QuantumScape Battery Inc. survived and became a wholly owned subsidiary of QuantumScape Corporation (the “Company”).

The Company is focused on the development and commercialization of its solid-state lithium-metal batteries. Planned principal operations have not yet commenced. As of December 31, 2025, the Company had not derived revenue from its principal business activities.

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

Since 2012, the Company has had a relationship with the Volkswagen Group, including its affiliates Volkswagen Group of America, Inc. (“VWGoA”) and Volkswagen Group of America Investments, LLC (“VGA”), collectively referred to as “Volkswagen.” Volkswagen, as a related party, is an approximately 26.2% and 24.0% voting interest holder of the Company as of December 31, 2025 and 2024, respectively.

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

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to credit risk consist principally of cash and cash equivalents and marketable securities. As of December 31, 2025 and 2024, approximately $117.8 million and $78.7 million of our total cash and cash equivalents and marketable securities, are held in U.S. money market funds, and $590.8 million and $695.5 million are invested in U.S. government and agency securities, respectively. The Company seeks to mitigate its credit risk with respect to cash and cash equivalents and marketable securities by making deposits with what we believe to be large, reputable financial institutions and investing in high credit rated shorter-term instruments.

Cash and Cash Equivalents and Restricted Cash

Management considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

Restricted cash is maintained under an agreement that legally restricts the use of such funds and is reported within other assets as the date of availability or disbursement for all restricted cash is more than one year from December 31, 2025.

Restricted cash is comprised of $13.7 million and $18.0 million as of December 31, 2025 and 2024, respectively, all of which is pledged as a form of security for the Company’s lease agreements for its facilities. The restricted cash is maintained in certificates of deposits as of December 31, 2025.

QuantumScape Corporation

Notes to Consolidated Financial Statements — Continued

December 31, 2025

Marketable Securities

The Company classifies its marketable securities as available-for-sale securities. The Company does not buy and hold securities principally for the purpose of selling them in the near future. The Company’s policy is focused on the preservation of capital, liquidity, and return. From time to time, the Company may sell certain securities, but the objectives are generally not to generate profits on short-term differences in price.

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

Impairment of Long-Lived Assets

The Company evaluates the carrying value of long-lived assets when indicators of impairment exist. The carrying value of a long-lived asset is considered impaired when the estimated separately identifiable, undiscounted cash flows from such an asset are less than the carrying value of the asset. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair value of the long-lived asset. The long-lived assets outside of U.S. are not material as of December 31, 2025. During the years ended December 31, 2025, 2024, and 2023, the Company wrote off approximately $26.6 million, $13.3 million and $21.5 million of property and equipment for assets with no remaining future benefit, respectively. These charges are recorded in Research and Development expense in the Consolidated Statements of Operations and Comprehensive Income (Loss).

QuantumScape Corporation

Notes to Consolidated Financial Statements — Continued

December 31, 2025

Leases

The Company classifies arrangements meeting the definition of a lease as operating or financing leases, and leases are recorded on the Consolidated Balance Sheets as both a right-of-use (“ROU”) asset and lease liability, calculated by discounting fixed lease payments over the lease term at the rate implicit in the lease or the Company’s incremental borrowing rate which is the rate incurred to borrow on a collateralized basis over a similar term. ROU assets also include any prepaid lease payments and lease incentives. Lease liabilities are increased by interest and reduced by payments each period, and the ROU asset is reduced over the lease term. For operating leases, interest on the lease liability and the non-cash lease expense result in straight-line rent expense over the lease term. For finance leases, interest on the lease liability and the amortization of the ROU asset results in front-loaded expense over the lease term. Variable lease expenses, including common maintenance fees, insurance and property tax, are recorded when incurred.

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

The Company has determined that it operates in one operating segment and one reportable segment, as the CODM reviews financial information presented on a consolidated basis. The operating segment has not derived revenue from its business activities as of December 31, 2025. The CODM uses net loss for purposes of making operating decisions, allocating resources, and evaluating financial performance. Significant expenses for the years ended December 31, 2025, 2024, and 2023, respectively, include non-cash stock-based compensation of $127.5 million, $144.7 million, and $166.3 million, depreciation and amortization of $65.6 million, $57.8 million, and $42.0 million, write-off of property and equipment of $26.6 million, $13.3 million, and $21.5 million, which are reflected in the Consolidated Statement of Cash Flows. Significant expenses for the years ended December 31, 2025, 2024, and 2023, respectively, also include personnel costs of $140.0 million, $153.1 million, and $135.3 million, and professional services and legal contingency of $14.2 million, $58.6 million and $27.2 million. Other expenses include materials, facilities, other research, development, and administrative expenses, which are recorded within operating expenses. Other segment items included in consolidated net loss are interest income, interest expense, and other income (expense), which are reflected in the Consolidated Statements of Operations and Comprehensive Income (Loss) for the years ended December 31, 2025, 2024 and 2023.

The long-lived assets outside of United States are not material as of December 31, 2025. The measure of segment assets is reported on the consolidated balance sheet as total assets. Refer to the Consolidated Balance Sheets as of December 31, 2025 and 2024 for total consolidated assets.

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

Stock-Based Compensation

The Company measures and recognizes compensation expense for all stock-based awards made to employees and directors, including stock options, restricted stock units and restricted shares, based on estimated fair values recognized over the requisite service period. The Company accounts for forfeitures when they occur.

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

December 31, 2025

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

The ESPP provides eligible employees with the opportunity to purchase shares of the Company’s Class A Common Stock at a discount through payroll deductions. There were approximately 1.2 million shares purchased under the ESPP during the year ended December 31, 2025. As of December 31, 2025, 8.1 million shares of Class A Common Stock were reserved for future issuance under the ESPP.

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

QuantumScape Corporation

Notes to Consolidated Financial Statements — Continued

December 31, 2025

The Company has no material provision for income taxes for the years ended December 31, 2025, 2024 and 2023. The Company has no material current tax expense from losses and no deferred expense from the valuation allowance. The Company’s effective tax rate differs from the U.S. statutory rate primarily due to a valuation allowance against its net deferred tax assets as it is more likely than not that some or all of the deferred tax assets will not be realized.

Net Loss per Share

Basic net loss per share is computed by dividing the net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period.

Diluted net loss per share adjusts basic earnings per share for the potentially dilutive impact of stock awards. For awards that are liability-classified, during the periods when the impact is dilutive, the Company assumes share settlement of the instruments as of the period end date and adjusts the denominator to include the dilutive shares calculated using the treasury stock method.

Note 3. Recent Accounting Pronouncements

Recently Adopted Accounting Pronouncements

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which enhances the transparency and decision usefulness of income tax disclosures. The ASU is effective for all public business entities for annual periods beginning after December 15, 2024. The Company adopted this guidance in the fourth quarter of fiscal 2025. The adoption of such guidance did not have a material impact on its consolidated financial statements. See Note 10, Income Taxes, to the consolidated financial statements for more information.

Recent Accounting Pronouncements Not Yet Adopted

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

In December 2025, the FASB issued ASU 2025-10, Government Grants (Topic 832): Accounting for Government Grants Received by Business Entities, which provides updated guidance on how to recognize, measure, and present government grants. The ASU is effective for all public business entities for annual reporting periods beginning after December 15, 2028, and interim reporting periods within those annual reporting periods. Early adoption is permitted. The Company is currently evaluating the impact of this guidance on its consolidated financial statements.

In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements, which clarifies interim disclosure requirements and the applicability of Topic 270. The ASU also includes a disclosure principle that requires entities to disclose events since the end of the last annual reporting period that have a material impact on the entity. The ASU is effective all public business entities for interim periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating the impact of this guidance on its consolidated financial statements.

QuantumScape Corporation

Notes to Consolidated Financial Statements — Continued

December 31, 2025

Note 4. Fair Value Measurement

The Company’s financial assets subject to fair value measurements on a recurring basis and the level of inputs used for such measurements were as follows (amounts in thousands):

	Fair Value Measured as of December 31, 2025
	Level 1	Level 2	Total
Assets included in:
Money market funds(1)	$117,773	$—	$117,773
Commercial paper(2)	—	141,108	141,108
U.S. government and agency securities(2)	—	590,808	590,808
Corporate notes and bonds(2)	—	99,608	99,608
Total fair value	$117,773	$831,524	$949,297

	Fair Value Measured as of December 31, 2024
	Level 1	Level 2	Total
Assets included in:
Money market funds(1)	$78,736	$—	$78,736
Commercial paper(2)	—	61,926	61,926
U.S. government and agency securities(2)	—	695,504	695,504
Corporate notes and bonds(2)	—	54,615	54,615
Total fair value	$78,736	$812,045	$890,781

(1)
Money market funds are included in cash and cash equivalents on the Consolidated Balance Sheets.
(2)
Marketable securities consist of commercial paper, U.S. government and agency securities, corporate notes and bonds. As of December 31, 2025 and 2024, marketable securities with original maturities of three months or less of $91.2 million and $42.1 million, respectively, are included in cash and cash equivalents on the Consolidated Balance Sheets.

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

The Company had no financial liabilities subject to fair value measurements on a recurring basis as of December 31, 2025 and 2024.

There have been no changes to the valuation methods utilized during the year ended December 31, 2025. As of December 31, 2025 and 2024, the carrying values of cash and cash equivalents, accounts payable and accrued liabilities approximate their respective fair values due to their short-term nature.

Marketable Securities

The following table summarizes, by major security type, the Company’s assets that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy. Amortized cost net of unrealized gain (loss) is equal to fair value as of December 31, 2025 and 2024. The fair value as of December 31, 2025 and 2024 are as follows (amounts in thousands):

QuantumScape Corporation

Notes to Consolidated Financial Statements — Continued

December 31, 2025

	December 31, 2025
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Level 1 securities
Money market funds	$117,773	$—	$—	$117,773
Level 2 securities
Commercial paper	141,108	—	—	141,108
U.S. government and agency securities	590,215	593	—	590,808
Corporate notes and bonds	99,557	68	(17)	99,608
Total	$948,653	$661	$(17)	$949,297

	December 31, 2024
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Level 1 securities
Money market funds	$78,736	$—	$—	$78,736
Level 2 securities
Commercial paper	61,926	—	—	61,926
U.S. government and agency securities	695,082	436	(14)	695,504
Corporate notes and bonds	54,609	28	(22)	54,615
Total	$890,353	$464	$(36)	$890,781

Realized gains and losses and interest income from the investment are included in interest income.

The Company regularly reviews its available-for-sale marketable securities in an unrealized loss position and evaluates the current expected credit loss by considering factors such as historical experience, market data, issuer-specific factors, and current economic conditions. The following tables display additional information regarding gross unrealized losses and fair value by major security type for the 3 and 17 marketable securities in unrealized loss positions held by the Company as of December 31, 2025 and 2024, respectively (amounts in thousands):

	December 31, 2025
	Less than 12 Consecutive Months		12 Consecutive Months or Longer		Total
	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value
U.S. government and agency securities	$—	$—	$—	$—	$—	$—
Corporate notes and bonds	(17)	17,253	—	—	(17)	17,253
Total	$(17)	$17,253	$—	$—	$(17)	$17,253

	December 31, 2024
	Less than 12 Consecutive Months		12 Consecutive Months or Longer		Total
	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value
U.S. government and agency securities	$(14)	$96,988	$—	$—	$(14)	$96,988
Corporate notes and bonds	(19)	33,111	(3)	1,063	(22)	34,174
Total	$(33)	$130,099	$(3)	$1,063	$(36)	$131,162

QuantumScape Corporation

Notes to Consolidated Financial Statements — Continued

December 31, 2025

The unrealized losses were attributable to changes in interest rates that impacted the value of the investments, and not increased credit risk. There were no sales of available-for-sale marketable securities during the year ended December 31, 2025. During the years ended December 31, 2024 and 2023, the Company received proceeds of $1.2 million and $1.5 million, including interest, from the sale of available-for-sale marketable securities, respectively. The Company realized immaterial gains as a result of such sales. The Company does not intend to sell the investments that are in an unrealized loss position, nor is it more likely than not that the Company will be required to sell the investments before the recovery of the amortized cost basis, which may be its maturity. Accordingly, the Company did not record an allowance for credit losses associated with these investments.

The estimated amortized cost and fair value of available-for-sale securities by contractual maturity as of December 31, 2025 are as follows (amounts in thousands):

	December 31, 2025
	Amortized Cost	Fair Value
Due within one year	$943,707	$944,352
Due after one year and through five years	4,946	4,945
Total	$948,653	$949,297

Note 5. Balance Sheet Components

Property and Equipment

Property and equipment as of December 31, 2025 and 2024 consisted of the following (amounts in thousands):

	December 31,
	2025	2024
Computer equipment, hardware, and software	$7,275	$7,831
Furniture and fixtures	123,806	107,886
Leasehold improvements	110,693	115,879
Machinery and equipment	160,009	161,460
Construction-in-progress	41,782	61,935
Property and equipment, gross	443,565	454,991
Accumulated depreciation and amortization	(192,116)	(154,999)
Property and equipment, net	$251,449	$299,992

Depreciation and amortization expense related to property and equipment was $64.7 million, $57.0 million and $41.4 million for the years ended December 31, 2025, 2024 and 2023, respectively.

Accrued Liabilities

Accrued liabilities as of December 31, 2025 and 2024 consisted of the following (amounts in thousands):

	December 31,
	2025	2024
Litigation-related accrual	$3,900	$11,950
Accrued property and equipment	4,243	975
Other	6,378	4,522
Accrued liabilities	$14,521	$17,447

QuantumScape Corporation

Notes to Consolidated Financial Statements — Continued

December 31, 2025

Other Liabilities

Other liabilities as of December 31, 2025 and 2024 consisted of the following (amounts in thousands):

	December 31,
	2025	2024
Asset retirement obligation	$13,710	$12,371
Long-term advance payments and others	1,164	2,515
Other liabilities	$14,874	$14,886

Note 6. Leases

The Company leases its facilities and certain equipment, with current lease terms running through 2032. Many leases include options to renew. The Company did not include renewal options in the calculation of the lease liability and right-of use asset at the lease inception unless the exercise of such options was reasonably certain. Fixed rent generally escalates each year, and the Company is responsible for a portion of the landlords’ operating expenses such as property tax, insurance and common area maintenance.

The Company’s leases include various operating leases expiring at various dates through September 2032 and a finance lease expiring September 2032 for one of our buildings in San Jose. The Company’s leases do not have any contingent rent payments and do not contain residual value guarantees.

In July 2025, the Company entered into a Lease Termination Agreement to terminate the Company’s lease for certain premises outside of the Company’s headquarters, consisting of approximately 80,641 rentable square feet of space located in San Jose, California, effective in August 2025. The original term of the Lease commenced on November 1, 2021 and was to expire on September 30, 2032. The Company recognized a loss of approximately $8.3 million on its Consolidated Statements of Operations and Comprehensive Income (Loss) for the year ended December 31, 2025, which includes the write-off of approximately $7.6 million related to leasehold improvements and a lease termination loss of approximately $0.7 million.

In December 2025, the Company entered into an agreement to sublease certain premises outside of its headquarters through the duration of the lease term which expires on September 30, 2032, unless terminated earlier in accordance with its terms. Under the sublease, the Company expects to receive approximately $11.5 million as base rent over the term of the sublease. During the year ended December 31, 2025, sublease income recognized was immaterial.

The components of lease related expense are as follows (amounts in thousands):

	Year Ended December 31,
Lease costs	2025	2024	2023
Finance lease costs:
Amortization of right-of-use assets	$2,873	$2,873	$2,873
Interest on lease liabilities	2,039	2,224	2,377
Operating lease costs	7,835	8,994	9,047
Variable lease costs	3,852	3,256	3,775
Total lease expense	$16,599	$17,347	$18,072

The components of supplemental cash and non-cash information related to leases are as follows (amounts in thousands):

	Year Ended December 31,
	2025	2024	2023
Operating outgoing cash flows - finance lease	$2,039	$2,224	$1,778
Financing outgoing cash flows - finance lease	3,233	2,907	1,973
Operating outgoing cash flows - operating lease	7,983	8,832	7,428
Right-of-use assets obtained in exchange for new operating lease liabilities	528	868	—

QuantumScape Corporation

Notes to Consolidated Financial Statements — Continued

December 31, 2025

The table below displays additional information for leases as of December 31, 2025 and 2024:

	December 31,
	2025	2024
Finance lease
Weighted-average remaining lease term - finance lease (in years)	6.8	7.8
Weighted-average discount rate - finance lease	6.06%	6.06%
Operating lease
Weighted-average remaining lease term - operating lease (in years)	6.6	7.7
Weighted-average discount rate - operating lease	6.52%	6.34%

As of December 31, 2025, future minimum payments during the next five years and thereafter are as follows (amounts in thousands):

Fiscal Year	Operating Lease	Finance Lease
2026	$7,071	$5,417
2027	7,229	5,566
2028	7,100	5,719
2029	7,129	5,876
2030	7,343	6,038
Thereafter	12,730	10,433
Total	48,602	39,049
Less present value discount	(9,468)	(7,183)
Lease liabilities	$39,134	$31,866

As the Company’s lease agreements do not provide an implicit rate, the Company used an estimated incremental borrowing rate that will be incurred to borrow on a collateralized basis over a similar term at the lease commencement date or modification date in determining the present value of lease payments.

Asset Retirement Obligations

The Company establishes assets and liabilities for the present value of estimated future costs to return certain of our leased facilities to their original condition upon the termination or expiration of a lease. The recognition of an asset retirement obligation requires the Company to make assumptions and judgments including the actions required to satisfy the liability, inflation rates and the credit-adjusted risk-free rate. The initially recognized asset retirement cost is amortized using the same method and useful life as the long-lived asset to which it relates. Accretion expense is recognized over time as the discounted liability is accreted to its expected settlement value. The Company recorded asset retirement obligation of approximately $13.7 million and $12.4 million as of December 31, 2025 and 2024, respectively, in Other liabilities in the Consolidated Balance Sheets.

Note 7. Commitments and Contingencies

From time to time, and in the ordinary course of business, the Company is subject to certain claims, charges and litigation concerning matters arising in connection with the conduct of the Company’s business activities.

Shareholder Derivative Litigation

QuantumScape Corporation

Notes to Consolidated Financial Statements — Continued

December 31, 2025

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

A settlement in principle to resolve all the above-described derivative actions was reached in February 2026. This pending settlement is subject to final documentation, notice to stockholders, and preliminary and final approval of the court.

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

For many legal matters, particularly those in early stages, the Company cannot reasonably estimate the possible loss (or range of loss), if any. The Company records an accrual for legal matters at the time or times it determines that a loss is both probable and reasonably estimable. As of December 31, 2025 and 2024, the amount accrued for each matter was individually not material, and the aggregate amount accrued was approximately $4 million as of December 31, 2025 and $12 million as of December 31, 2024. Regarding matters for which no accrual has been made (including the potential for losses in excess of amounts accrued), the Company currently believes, based on its own investigations, that any losses (or ranges of losses) that are reasonably possible and estimable will not, in the aggregate, have a material adverse effect on its financial position, results of operations, or cash flows. However, the ultimate outcome of legal proceedings involves judgments, estimates, and inherent uncertainties and cannot be predicted with certainty. Should the ultimate outcome of any legal matter be unfavorable, the Company’s business, financial condition, results of operations, or cash flows could be materially and adversely affected. The Company may also incur substantial legal fees, which are expensed as incurred, in defending against legal claims.

Other commitments

The Company’s minimum purchase commitments consist of non-cancellable agreements to purchase goods and services, primarily for materials, and licenses and hosting services, entered into in the ordinary course of business.

QuantumScape Corporation

Notes to Consolidated Financial Statements — Continued

December 31, 2025

As of December 31, 2025, future minimum purchase commitments in aggregate during the next five years and thereafter are as follows (amounts in thousands):

Fiscal Year	Minimum Purchase Commitments
2026	$2,646
2027	1,923
2028	259
Thereafter	—
Total	$4,828

Note 8. Stockholders’ Equity

As of December 31, 2025 and 2024, 1,350,000,000 shares, $0.0001 par value per share are authorized, of which, 1,000,000,000 shares are designated as Class A Common Stock, 250,000,000 shares are designated as Class B Common Stock, and 100,000,000 shares are designated as Preferred Stock.

Common Stock

Holders of common stock are entitled to dividends when, as, and if, declared by the Company’s Board of Directors (the “Board”), subject to the rights of the holders of all classes of stock outstanding having priority rights to dividends. As of December 31, 2025, the Company had not declared any dividends. The holder of each share of Class A Common Stock is entitled to one vote, and the holder of each share of Class B Common Stock is entitled to ten votes.

In August 2023, the Company completed an underwritten public offering of 37.5 million shares of its Class A Common Stock for an aggregate purchase price of $288.2 million, net of issuance costs of $11.8 million (the “August 2023 Public Offering”).

In February 2023, the Company entered into separate Distribution Agreements with J.P. Morgan Securities LLC, Cowen and Company, LLC, Deutsche Bank Securities Inc. and UBS Securities LLC, as sales agents, pursuant to which the Company issued and sold, from time to time, common stock with an aggregate offering price of $400 million (the “ATM offering”) under the prospectus supplement dated February 28, 2023 to a shelf registration statement on Form S-3 (the “Form S-3”). During the year ended December 31, 2024, 24.9 million shares of the Company’s Class A Common Stock were sold pursuant to the ATM offering for aggregate proceeds of approximately $128.5 million, net of issuance costs paid. During the year ended December 31, 2025, 29.5 million shares of the Company’s Class A Common Stock were sold pursuant to the ATM offering for aggregate proceeds of approximately $264.2 million, net of issuance costs paid completing the ATM offering.

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

As of December 31, 2025, 136,592,934 shares of Class A Common Stock are authorized for issuance pursuant to awards under the 2020 Plan, plus any shares of Class A Common Stock subject to stock options, restricted stock units or other awards that were assumed in the Business Combination and terminate as a result of being unexercised or are forfeited or repurchased by the Company, with the maximum number of shares to be added to the 2020 Plan equal to 69,846,580 shares of Class A Common Stock. As of December 31, 2025, 58,843,980 shares of Class A Common Stock are reserved and available for future issuance under the 2020 Plan.

QuantumScape Corporation

Notes to Consolidated Financial Statements — Continued

December 31, 2025

Stock Options

Stock option activity under the Plans, including the EPA Program discussed below, is as follows:

	Number of Shares Outstanding (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Intrinsic value (in thousands)
Balance as of December 31, 2024 (1)	24,043	$7.36	4.21
Cancelled and forfeited (2)	(5,039)	23.04
Expired	(35)	6.13
Exercised	(14,500)	1.96
Balance as of December 31, 2025	4,469	$7.22	3.94	$24,883
Vested and expected to vest as of December 31, 2025(3)	3,965	$5.21	3.68	$24,883
Vested and exercisable as of December 31, 2025	3,629	$3.56	3.47	$24,883

(1) This includes 5.9 million options outstanding as of December 31, 2024 pursuant to the EPA Program.

(2) This represents options cancelled and forfeited under the EPA Program.

(3) This includes 0.3 million options granted pursuant to the EPA Program that are expected to vest as of December 31, 2025. None of the options granted pursuant to the EPA Program were vested and exercisable as of December 31, 2025.

There were no options granted during the year ended December 31, 2025, 2024 or 2023.

The aggregate intrinsic value of options exercised during the year ended December 31, 2025, 2024 and 2023 was $77.8 million, $39.9 million and $49.8 million, respectively.

Additional information regarding options outstanding as of December 31, 2025, is as follows:

Range of Exercise Price per Share	Number of Options Outstanding (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
$1.05 - $1.35	658	$1.32	1.28
$2.38	1,676	$2.38	3.40
$6.23	1,295	$6.23	4.67
$23.04	840	$23.04	5.96
	4,469	$7.22	3.94

Stock-based compensation expense is based on the grant-date fair value. The Company recognizes compensation expense for awards with only service conditions on a straight-line basis over the requisite service period of the awards, which is generally the option vesting term of four years.

Excluding options granted pursuant to the EPA Program, as of December 31, 2025, there was no unrecognized compensation cost related to stock options.

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

The Company accounts for the compensation expense associated with each Tranche when it determines that achievement of a related business milestone is considered probable. As of December 31, 2025, the business milestone for one Tranche had been achieved; however, because the related stock price target has not yet been achieved, no shares have vested to date. As of December 31, 2025, one other Tranche was considered probable.

QuantumScape Corporation

Notes to Consolidated Financial Statements — Continued

December 31, 2025

In February 2025, certain named executive officers and certain other senior employees entered into agreements with the Company to waive the stock options granted to them under the Company’s 2021 Extraordinary Performance Award Program. The total number of shares of the Company’s Class A Common Stock underlying such waived stock options was 3,989,584. As such, these stock options were cancelled in February 2025. The remaining number of shares outstanding under the EPA Program is approximately 0.8 million as of December 31, 2025.

For the year ended December 31, 2025, the Company recorded stock-based compensation expense of $4.8 million related to the EPA Program, net of expense including $5.7 million for the EPA awards cancelled in February 2025 where the unamortized expense was fully recognized offset by the forfeitures of awards. For the years ended December 31, 2024 and 2023, the Company recorded a credit in stock-based compensation expense of $13.4 million, primarily due to the reversal of the previously recognized expense for the options where the requisite service period had not been completed at the time of forfeiture and stock-based compensation expense of $26.3 million, respectively, related to the EPA Program. As of December 31, 2025, the Company had immaterial unrecognized stock-based compensation expense for the business milestones currently achieved or considered probable of achievement, which will be recognized over an estimated weighted-average period of 1.4 years. As of December 31, 2025, the Company had approximately $4.4 million of total unrecognized stock-based compensation expense for the business milestones currently considered not probable of achievement.

Restricted Stock Units Activities

In 2023, 2024, and 2025, the Company granted 4.4 million, 4.2 million, and 5.4 million shares of restricted stock units with service and performance conditions (“PSU”), respectively, to members of the Company’s management team and certain other employees under the Company’s 2020 Plan. The performance conditions for these PSUs are related to the Company’s product development, operational, and business milestones through May 2026, May 2027, and May 2028, respectively. These PSUs will expire in May 2026, May 2027, and May 2028, respectively, if performance conditions are not met. For the years ended December 31, 2025, 2024 and 2023, the Company recorded stock-based compensation expense of $14.4 million, $24.3 million and $15.8 million, respectively, related to these PSUs, for the milestones achieved or considered probable of achievement.

The Company’s Bonus Plan is settled in the form of restricted stock units to eligible employees upon the achievement of certain service and performance conditions. These performance conditions are related to the Company’s product development, operational, and business milestones for the year. The stock-based compensation expense related to the Bonus Plan were recorded as liabilities under Accrued compensation and benefits prior to the settlement of vested restricted stock units, upon which the liability is reclassified into equity. For the years ended December 31, 2025, 2024 and 2023, the Company recorded stock-based compensation expense of $17.8 million, $22.3 million and $20.7 million, respectively, related to the Bonus Plans. In February 2025, approximately 4.3 million restricted stock units were granted and vested under the 2024 Bonus Plan for final settlement, resulting in approximately $20.3 million in additional paid in capital, of which $16.9 million was reclassified from Accrued compensation. This represents a non-cash financing activity during the year ended December 31, 2025. Stock-based compensation expense related to the 2025 Bonus Plan of approximately $14.5 million are recorded as liabilities under Accrued compensation and benefits in the Consolidated Balance Sheets as of December 31, 2025, and will be reclassified to additional paid-in capital upon issuance of the restricted stock units. On February 24, 2026, approximately 2.3 million restricted stock units were granted and vested under the 2025 Bonus Plan for the settlement, and as a result, approximately $14.3 million will be reclassified to additional paid-in capital in the first fiscal quarter of 2026.

Restricted stock units with service conditions only (“RSU”) and PSU activities under the Plans are as follows:

	RSUs Outstanding		PSUs Outstanding
	Number of Units (in thousands)	Weighted Average Grant Date Fair Value	Number of Units (in thousands)	Weighted Average Grant Date Fair Value
Balance as of December 31, 2024	26,875	$7.51	6,575	$6.92
Granted	21,195	3.91	9,698	4.13
Vested	(12,025)	7.65	(7,870)	5.75
Forfeited	(7,088)	6.08	(1,027)	5.19
Balance as of December 31, 2025	28,957	$5.17	7,376	$4.75

QuantumScape Corporation

Notes to Consolidated Financial Statements — Continued

December 31, 2025

The fair value of RSUs which vested during the years ended December 31, 2025, 2024 and 2023 was $97.5 million, $58.3 million and $68.1 million, respectively. The fair value of PSUs which vested during the year ended December 31, 2025 was $44.2 million in total, consisting of the final settlement under the 2024 Bonus Plan and the PSUs granted to the management team and certain other employees. The fair value of PSUs which vested during the year ended December 31, 2024 was $29.3 million in total, consisting of the final settlement under the 2023 Bonus Plan, the interim settlement under the 2024 Bonus Plan, and the PSUs granted to members of the Company’s management team and certain other employees. The fair value of PSUs which vested during the year ended December 31, 2023 was $2.9 million, which was the interim settlement under the 2023 Bonus Plan.

As of December 31, 2025, unrecognized compensation costs related to unvested RSUs and PSUs were $135.6 million and $14.0 million, respectively, and are expected to be recognized over a weighted average period of 2.6 years and 1.2 years, respectively.

Stock-Based Compensation Expense

Total stock-based compensation expense recognized in the accompanying Consolidated Statements of Operations and Comprehensive Loss for all awards is as follows (amounts in thousands):

	Year Ended December 31,
	2025	2024	2023
Research and development	$83,099	$97,947	$94,285
General and administrative	44,363	46,706	72,012
Total stock-based compensation expense	$127,462	$144,653	$166,297

Note 9. Net Loss Per Share

Basic net loss per share is computed by dividing the net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period. Diluted earnings per share adjusts basic earnings per share for the potentially dilutive impact of stock options. As the Company has reported a loss for the year ended December 31, 2025, potentially dilutive securities, are antidilutive and accordingly, basic net loss per share equals diluted net loss per share.

The following table sets forth the computation of basic and diluted loss per Class A Common Stock and Class B Common Stock (amounts in thousands, except per share amounts):

	Year Ended December 31,
	2025	2024	2023
Numerator:
Net loss attributable to common stockholders	$(435,050)	$(477,857)	$(445,145)
Denominator:
Weighted average Class A and Class B Common Stock outstanding - Basic and Diluted	575,950	508,102	462,239
Net loss per share attributable to Class A and Class B Common stockholders - Basic and Diluted	$(0.76)	$(0.94)	$(0.96)

Basic and diluted earnings per share were the same for each period presented as the inclusion of all potential Class A Common Stock and Class B Common Stock outstanding would have been anti-dilutive.

The following table presents the potential common stock outstanding that was excluded from the computation of diluted net loss per share of common stock as of the periods presented because including them would have been antidilutive (amounts in thousands):

	Year Ended December 31,
	2025	2024	2023
Options	4,469	24,043	42,141
RSUs	28,957	26,875	23,003
PSUs	8,970	10,541	7,259
Total	42,396	61,459	72,403

QuantumScape Corporation

Notes to Consolidated Financial Statements — Continued

December 31, 2025

Note 10. Income Taxes

The Company has no U.S. provision for income taxes for the years ended December 31, 2025, 2024 and 2023 due to net operating losses generated and full valuation allowance against US deferred tax assets. The Company has a subsidiary in Japan and the foreign tax provision (benefit) in Japan for the years ended December 31, 2025, 2024 and 2023 are $1.5 million, $(0.3) million and $20 thousand, respectively, which are presented in the Consolidated Statements of Operations and Comprehensive Income (Loss).

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. This update requires annual disclosure of disaggregated rate reconciliation categories and income taxes paid by jurisdiction. The amendments are effective for public business entities for fiscal years beginning after December 15, 2024. Accordingly, this guidance is effective for the Company for the calendar year beginning January 1, 2025, on a prospective basis. Early adoption and retrospective application are permitted. Therefore, the Company has adopted a retrospective approach for the effective tax rate disclosure requirement.

A reconciliation from U.S. statutory rate of 21% to the effective rate and the reconciling item threshold are as follows:

	Year Ended December 31,
	2025		2024		2023
	Amount	Percent	Amount	Percent	Amount	Percent
U.S. Federal Statutory Tax Rate	(91,036)	21.0%	(100,424)	21.0%	(93,462)	21.0%
Foreign Tax Effects	1,557	(0.4%)	(70)	0.0%	9	0.0%
Tax Credits:
Research and development tax credits	(5,242)	1.2%	(8,618)	1.8%	(8,962)	2.0%
Changes in Valuation Allowances - Federal	90,691	(20.9%)	97,484	(20.4%)	70,246	(15.8%)
Nontaxable or Nondeductible Items:
Stock-based compensation	(13,743)	3.2%	4,076	(0.9%)	(643)	0.1%
Sec. 162(m) wage limitation	13,093	(3.0%)	7,155	(1.5%)	32,363	(7.3%)
Non deductible expense under collaboration agreement	6,201	(1.4%)	—	—	—	—
Other	23	0.0%	128	(0.0%)	469	(0.1%)
Effective Tax Rate	1,544	(0.4%)	(269)	0.0%	20	0.0%

Significant components of the Company’s net deferred tax assets as of December 31, 2025 and December 31, 2024, are as follows (amounts in thousands):

	Year Ended December 31,
	2025	2024
Deferred tax assets:
Net operating losses	$704,009	$479,714
Tax credits	93,045	84,574
Accruals and stock-based compensation	16,343	25,875
Lease liability	22,894	28,714
Section 174 capitalized research & development	1,746	117,456
Gross deferred tax assets	838,037	736,333
Valuation allowance	(785,595)	(674,155)
Total deferred tax assets	$52,442	$62,178
Deferred tax liabilities:
Right of use assets	$(14,850)	$(20,273)
Intangibles	(1,404)	(1,011)
Fixed assets	(36,188)	(39,803)
Total deferred tax liabilities	(52,442)	(61,087)
Total net deferred tax assets	$—	$1,091

QuantumScape Corporation

Notes to Consolidated Financial Statements — Continued

December 31, 2025

Recognition of deferred tax assets is appropriate when realization of such assets is more likely than not. Based upon the weight of available evidence, which includes the Company’s historical operating performance, cumulative net losses since inception, and financial conditions of the consolidated group, the Company has provided a full valuation allowance against all deferred tax assets as of December 31, 2025. The Company’s valuation allowance increased by $111.4 million and $129.7 million for the years ended December 31, 2025 and 2024, respectively. A reconciliation of the beginning and ending balances of the valuation allowance is as follows (amounts in thousands):

	Year Ended December 31,
	2025	2024
Beginning of the year	$(674,155)	$(544,408)
Increase	(111,440)	(129,747)
End of the year	$(785,595)	$(674,155)

As of December 31, 2025, the Company had U.S. federal and state net operating loss carryforwards of approximately $2.60 billion and $2.35 billion, respectively. The U.S. federal net operating loss carryforwards of $170.2 million generated prior to 2018 will expire at various dates beginning in 2030, if not utilized. The remaining U.S. federal net operating loss carryforwards of $2.43 billion can be carried forward indefinitely. The state net operating loss carryforwards will expire at various dates beginning in 2030, if not utilized.

In the event of a change in ownership, as defined under federal and state tax laws, the Company’s net operating loss and tax credit carryforwards could be subject to annual limitations. The annual limitations could result in the expiration of the net operating loss and tax credit carryforwards prior to utilization.

As of December 31, 2025, the Company also has U.S. federal and California research and development credits of $111.5 million and $81.4 million, respectively. The U.S. federal tax credit carryforwards will expire beginning in 2031 if not utilized. The state tax credit carryforwards do not expire.

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

A reconciliation of the beginning and ending balances of unrecognized tax benefits is as follows (amounts in thousands):

	Year Ended December 31,
	2025	2024	2023
Beginning of the year	$81,395	$68,057	$52,802
Increase—current year positions	10,036	14,826	15,113
Decrease—current year positions	—	—	—
Increase—prior year positions	—	—	142
Decrease—prior year positions	(604)	(1,488)	—
End of the year	$90,827	$81,395	$68,057

Due to the Company’s full valuation allowance, the unrecognized tax benefits would not materially impact the Company’s effective tax rate when recognized.

The Company’s policy is to classify interest and penalties associated with uncertain tax positions, if any, as a component of its income tax provision. For the years ended December 31, 2025, 2024 and 2023, the Company had no interest or penalties related to unrecognized tax benefits.

The U.S. federal, state and Japan income tax returns remain open under the statute of limitations, as all years since the Company’s formation are subject to potential tax examinations. To the extent the Company has tax attribute carryforwards, the tax years in which the attribute was generated may still be adjusted upon examination by the IRS or state tax authorities to the extent utilized in a future period.

QuantumScape Corporation

Notes to Consolidated Financial Statements — Continued

December 31, 2025

On July 4, 2025, the President signed into law the One Big Beautiful Bill Act (the “OBBBA”), which includes numerous changes to existing tax law including extending or making permanent certain business and international tax measures initially established under the 2017 Tax Cuts and Jobs Act that were set to expire. For example, the OBBBA permanently eliminates the requirement to capitalize and amortize U.S.-based research and experimental expenditures over five years, allowing these expenditures to be fully deductible in the tax year they were incurred. The OBBBA also permanently extends the full expensing of qualifying assets through accelerated bonus depreciation in the tax year such amounts were acquired. Given that the Company maintains a full valuation allowance, the impact of the tax law changes to the financial statements is not material.

Note 11. Related Party Transactions

In July 2025, the Company entered into an Amended and Restated Collaboration Agreement (the “PowerCo Amendment”) with PowerCo SE (“PowerCo”), a battery cell company wholly owned by the Volkswagen Group, which is a major investor in the Company, for the industrialization by PowerCo of QS technology based on QSE-5.

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

The Company determined that such payments should be accounted for in accordance with ASC 730-20 Research and Development Arrangements, as there is a presumption of a repayment obligation due to the significant related party relationship between the parties. Further, ASC 470-50 Debt – Modifications and Extinguishments indicates extinguishment transactions between related entities may be in essence capital transactions. During the year ended December 31, 2025, the Company received $19.5 million from PowerCo and such amount was recorded as a capital contribution to Additional Paid-In Capital in the Consolidated Statement of Shareholders’ Equity upon legal extinguishment. No shares were issued related to this capital transaction.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2025, the end of the period covered by this Report. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered by this Report, our disclosure controls and procedures were effective.

Management’s Report on Internal Controls Over Financial Reporting

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

Our management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2025. In making this assessment, management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) (2013 framework).

Based on this assessment, our management concluded that our internal control over financial reporting was effective as of December 31, 2025.

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarterly period ended December 31, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

None.

PART III

In accordance with General Instruction G.(3) of Form 10-K certain information required by this Part III will either be incorporated into this Report by reference to our definitive proxy statement for our 2025 Annual Meeting of Stockholders filed within 120 days after December 31, 2025 or will be included in an amendment to this Report filed within 120 days after December 31, 2025.

Item 10. Directors, Executive Officers and Corporate Governance.

The information that is responsive to this Item 10 of Form 10-K will be included in our 2026 Proxy Statement and is incorporated herein by reference.

Item 11. Executive Compensation

The information that is responsive to this Item 11 of Form 10-K will be included in our 2026 Proxy Statement and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information that is responsive to this Item 12 of Form 10-K will be included in our 2026 Proxy Statement and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information that is responsive to this Item 13 of Form 10-K will be included in our 2026 Proxy Statement and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services.

The information that is responsive to this Item 14 of Form 10-K will be included in our 2026 Proxy Statement and is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a) List the following documents filed as a part of the report:

(1) Financial Statements:

(2) Financial Statement Schedules. None.

(3) The exhibits listed below are filed as part of this Report are incorporated herein by reference, in each case as indicated below.

Exhibit Index

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date

2.1	Business Combination Agreement, dated as of September 2, 2020, by and among Kensington Capital Acquisition Corp., Kensington Capital Merger Sub Corp. and Legacy QuantumScape.	S-4/A	333-248930	2.1	November 12, 2020

2.2	Amendment No. 1 to Business Combination Agreement, dated as of September 21, 2020, by and among Kensington Capital Acquisition Corp., Kensington Capital Merger Sub Corp. and Legacy QuantumScape.	S-4/A	333-248930	2.2	November 12, 2020

3.1	Amended and Restated Certificate of Incorporation of the Company, as amended.	10-Q	001-39345	3.1	July 26, 2024

3.2	Amended and Restated Bylaws of the Company.	8-K	001-39345	3.1	October 25, 2022

4.1	Specimen Common Stock Certificate.	8-K	001-39345	4.1	December 2, 2020

4.2*	Description of Securities.

10.1#	Collaboration Agreement, dated as of July 5, 2024, by and between QuantumScape Battery, Inc. and PowerCo SE.	8-K	001-39345	10.1	July 11, 2024

10.2#	Amended and Restated Collaboration Agreement dated as of July 17, 2025, by and between QuantumScape Battery, Inc. and PowerCo SE.	8-K	001-39345	10.1	July 23, 2025

10.3	Registration Rights and Lock-up Agreement, dated as of September 2, 2020, by and among Kensington Capital Acquisition Corp. and the persons named therein.	8-K	001-39345	10.3	September 3, 2020

10.4	Lease, dated May 31, 2013, by and between SI 55, LLC and Legacy QuantumScape.	S-4/A	333-248930	10.18	November 12, 2020

10.5	Amendment to Lease, dated May 19, 2014, by and between SI 55, LLC and Legacy QuantumScape.	S-4/A	333-248930	10.19	November 12, 2020

10.6	Lease Agreement, dated April 2, 2021, between Exeter 1710 Automation, LLC and Legacy QuantumScape	S-1/A	333-251433	10.34	May 10, 2021

10.7	Second Amendment to Lease, dated June 22, 2021, between Legacy QuantumScape and SI 55, LLC.	8-K	001-39345	10.1	June 28, 2021

10.8	Guaranty of Lease, dated June 22, 2021, between Legacy QuantumScape and SI 55, LLC.	8-K	001-39345	10.2	June 28, 2021

10.9	Lease, dated November 1, 2021, by and between the 1750 Landlord and the Company.	8-K	001-39345	10.1	November 5, 2021

10.10	Lease, dated November 1, 2021, by and between the 1756/62 Landlord and the Company.	8-K	001-39345	10.2	November 5, 2021

10.11	Lease Termination Agreement by and between 1750 Landlord and the Company.	10-Q	001-39345	10.1	July 25, 2025

10.12	First Amendment to the Lease Agreement by and between 1756/62 Landlord and the Company.	10-Q	001-39345	10.2	July 25, 2025

10.13*	Sublease Agreement by and between the Company and Momentus Inc.

10.14+	Offer Letter from Legacy QuantumScape to Timothy Holme, dated January 1, 2011.	S-4/A	333-248930	10.13	November 12, 2020

10.15+	Offer Letter from Legacy QuantumScape to Kevin Hettrich, dated October 11, 2011.	S-4/A	333-248930	10.14	November 12, 2020

10.16+	Offer Letter from Legacy QuantumScape to Michael McCarthy, dated December 21, 2012.	S-4/A	333-248930	10.16	November 12, 2020

10.17+	Offer Letter from Legacy QuantumScape to Mohit Singh, dated April 3, 2013.	S-4/A	333-248930	10.17	November 12, 2020

10.18+	Offer Letter from QuantumScape Battery, Inc. to Srinivasan Sivaram	10-Q	001-39345	10.2	October 27, 2023

10.19+	Offer Letter from QuantumScape Battery, Inc. to Luca Fasoli dated March 26, 2025	10-Q	001-39345	10.3	July 25, 2025

10.20+	Form of Indemnification Agreement by and between the Registrant and its directors and officers.	8-K	001-39345	10.7	December 2, 2020

10.21+	The Registrant’s 2020 Equity Incentive Plan.	8-K	001-39345	10.8	December 2, 2020

10.22+	The Registrant’s 2020 Equity Incentive Plan — Form of Stock Option Agreement.	8-K	001-39345	10.9	December 2, 2020

10.23+	The Registrant’s 2020 Equity Incentive Plan — Form of Restricted Stock Unit Agreement.	8-K	001-39345	10.10	December 2, 2020

10.24+	The Registrant’s 2020 Equity Incentive Plan — Form of Restricted Stock Agreement.	8-K	001-39345	10.11	December 2, 2020

10.25+	The Registrant’s 2020 Employee Stock Purchase Plan.	8-K	001-39345	10.12	December 2, 2020

10.26+	Form of Performance Stock Option Agreement under the Extraordinary Performance Award Program	DEF 14A	001-39345	Appendix 1	November 8, 2021

10.27+	Employee Incentive Compensation Plan.	8-K	001-39345	10.1	March 15, 2021

10.28+	Form of Change in Control and Severance Agreement.	8-K	001-39345	10.2	March 15, 2021

10.29+	The Registrant’s Outside Director Compensation Policy	10-K	001-39345	10.30	February 26, 2025

19.1	QuantumScape Corporation Insider Trading Policy	10-K	001-39345	19.1	February 26, 2025

21.1*	List of Subsidiaries of the Registrant

23.1*	Consent of Independent Registered Public Accounting Firm, Ernst & Young LLP.

24.1*	Power of Attorney (included in signature page).

31.1*	Rule 13a-14(a) /15(d)-14(a) Certification of Principal Executive Officer.

31.2*	Rule 13a-14(a) /15(d)-14(a) Certification of Principal Financial Officer.

32.1†	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2†	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97.1	Compensation Recovery Policy	10-K	001-39345	97.1	February 27, 2024

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbases Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.
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

QuantumScape Corporation

Date: February 25, 2026	By:	/s/ Siva Sivaram
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

Name	Title	Date

/s/ Siva Sivaram	President, Chief Executive Officer and Director	February 25, 2026
Siva Sivaram	(Principal Executive Officer)

/s/ Kevin Hettrich	Chief Financial Officer	February 25, 2026
Kevin Hettrich	(Principal Financial and Accounting Officer)

/s/ Brad Buss	Director	February 25, 2026
Brad Buss

/s/ Jeneanne Hanley	Director	February 25, 2026
Jeneanne Hanley

/s/ Gena Lovett	Director	February 25, 2026
Gena Lovett

/s/ Günther Mendl	Director	February 25, 2026
Günther Mendl

/s/ Geoffrey Ribar	Director	February 25, 2026
Geoffrey Ribar

/s/ Dipender Saluja	Director	February 25, 2026
Dipender Saluja

/s/ Sebastian Schebera	Director	February 25, 2026
Sebastian Schebera

/s/ Dennis Segers	Director, Chairman	February 25, 2026
Dennis Segers

/s/ JB Straubel	Director	February 25, 2026
JB Straubel