Form 10-Q
period 2026-03-31
QuantumScape Corp
filed 2026-04-24
CIK 1811414

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

The number of shares of the registrant’s Class A Common Stock, par value $0.0001 per share outstanding was 578,338,434, and the number of shares of the registrant’s Class B Common Stock, par value $0.0001 per share outstanding was 36,806,642, as of April 17, 2026.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

QuantumScape Corporation

Condensed Consolidated Balance Sheets (Unaudited)

(In Thousands, Except per Share Amounts)

	March 31,	December 31,
	2026	2025
Assets
Current assets
Cash and cash equivalents	$145,068	$230,524
Marketable securities	759,636	740,283
Prepaid expenses and other current assets	11,178	10,835
Total current assets	915,882	981,642
Property and equipment, net	240,213	251,449
Right-of-use assets - operating lease	33,207	34,078
Right-of-use assets - finance lease	23,919	19,394
Other assets	15,870	21,593
Total assets	$1,229,091	$1,308,156
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$7,361	$11,819
Accrued liabilities	15,417	14,521
Accrued compensation and benefits	12,463	26,969
Operating lease liability, short-term	4,852	4,653
Finance lease liability, short-term	3,675	3,584
Total current liabilities	43,768	61,546
Operating lease liability, long-term	33,337	34,481
Finance lease liability, long-term	27,320	28,282
Other liabilities	15,000	14,874
Total liabilities	119,425	139,183
Commitment and contingencies (see Note 7)
Stockholders’ equity
Preferred stock- $0.0001 par value; 100,000 shares authorized, none issued and outstanding as of March 31, 2026 and December 31, 2025	—	—
Common stock - $0.0001 par value; 1,250,000 shares authorized (1,000,000 Class A and 250,000 Class B); 578,145 Class A and 36,968 Class B shares issued and outstanding as of March 31, 2026, 570,128 Class A and 37,502 Class B shares issued and outstanding as of December 31, 2025	61	61
Additional paid-in-capital	5,004,352	4,961,832
Accumulated other comprehensive income	(384)	644
Accumulated deficit	(3,894,363)	(3,793,564)
Total stockholders’ equity	1,109,666	1,168,973
Total liabilities and stockholders’ equity	$1,229,091	$1,308,156

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

QuantumScape Corporation

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) (Unaudited)

(In Thousands, Except per Share Amounts)

	Three Months Ended March 31,
	2026	2025
Operating expenses:
Research and development	$84,570	$95,589
General and administrative	24,609	27,986
Total operating expenses	109,179	123,575
Loss from operations	(109,179)	(123,575)
Other income (expense):
Interest expense	(478)	(528)
Interest income	8,890	9,769
Other income (expense)	(25)	80
Loss before income taxes	(100,792)	(114,254)
Income tax provision	(7)	(169)
Net loss	(100,799)	(114,423)
Other comprehensive income (loss):
Unrealized loss on marketable securities	(1,028)	(328)
Total comprehensive loss	(101,827)	(114,751)
Basic and Diluted net loss per share	$(0.16)	$(0.21)
Basic and Diluted weighted-average common shares outstanding	611,013	548,006

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

QuantumScape Corporation

Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)

(In Thousands)

	Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
Three Months Ended March 31, 2026	Shares	Amount	Capital	Deficit	Income	Equity
Balance as of December 31, 2025	607,630	$61	$4,961,832	$(3,793,564)	$644	$1,168,973
Exercise of stock options	284	—	614	—	—	614
Shares issued upon vesting of restricted stock units	7,199	—	16,528	—	—	16,528
Stock-based compensation	—	—	25,379	—	—	25,379
Net loss	—	—	—	(100,799)	—	(100,799)
Unrealized loss on marketable securities	—	—	—	—	(1,028)	(1,028)
Balance as of March 31, 2026	615,113	$61	$5,004,352	$(3,894,363)	$(384)	$1,109,666

	Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
Three Months Ended March 31, 2025	Shares	Amount	Capital	Deficit	Loss	Equity
Balance as of December 31, 2024	542,549	$54	$4,515,879	$(3,358,514)	$428	$1,157,847
Exercise of stock options	8,082	1	11,181	—	—	11,182
Shares issued upon vesting of restricted stock units	8,065	1	20,126	—	—	20,127
Shares issued under At-the-Market Offering, net of issuance costs	206	—	907	—	—	907
Stock-based compensation	—	—	33,286	—	—	33,286
Net loss	—	—	—	(114,423)	—	(114,423)
Unrealized loss on marketable securities	—	—	—	—	(328)	(328)
Balance as of March 31, 2025	558,902	$56	$4,581,379	$(3,472,937)	$100	$1,108,598

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

QuantumScape Corporation

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In Thousands)

	Three Months Ended March 31,
	2026	2025
Operating activities
Net loss	$(100,799)	$(114,423)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	14,760	18,335
Amortization of right-of-use assets and non-cash lease expense	2,554	2,046
Accretion of discounts on marketable securities	(4,498)	(5,048)
Stock-based compensation expense	30,509	40,639
Other	454	40
Changes in operating assets and liabilities:
Prepaid expenses and other current assets and other assets	(412)	472
Accounts payable, accrued liabilities and accrued compensation and benefits	(880)	(1,532)
Operating lease liability and other liabilities	(1,199)	(1,278)
Net cash used in operating activities	(59,511)	(60,749)
Investing activities
Purchases of property and equipment	(9,980)	(5,835)
Proceeds from maturities of marketable securities	231,953	281,220
Purchases of marketable securities	(247,836)	(213,352)
Other	174	—
Net cash (used in) provided by investing activities	(25,689)	62,033
Financing activities
Proceeds from exercise of stock options	614	11,182
Proceeds from issuance of common stock, net of issuance costs paid	—	1,007
Principal payment for finance lease	(870)	(784)
Net cash (used in) provided by financing activities	(256)	11,405
Net (decrease) increase in cash, cash equivalents and restricted cash	(85,456)	12,689
Cash, cash equivalents and restricted cash at beginning of period	244,179	158,914
Cash, cash equivalents and restricted cash at end of period	$158,723	$171,603
Supplemental disclosure:
Cash paid for interest	$478	$528
Purchases of property and equipment, not yet paid	$3,905	$4,624
Common stock issuance costs, not yet paid	$—	$110

The following table presents the Company’s cash, cash equivalents and restricted cash by category in the Company’s Condensed Consolidated Balance Sheets (Unaudited) (amounts in thousands):

	As of March 31,
	2026	2025
Cash and cash equivalents	$145,068	$153,555
Other assets	13,655	18,048
Total cash, cash equivalents and restricted cash	$158,723	$171,603

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

QuantumScape Corporation

Notes to Condensed Consolidated Financial Statements (Unaudited)

March 31, 2026

Note 1. Nature of Business

Organization

The original QuantumScape Corporation, now named QuantumScape Battery, Inc. (“Legacy QuantumScape”), a wholly owned subsidiary of the Company (as defined below), was founded in 2010 with the mission to revolutionize energy storage to enable a sustainable future. In 2020, QuantumScape became a publicly traded company through a business combination, after which QuantumScape Battery, Inc. became a wholly owned subsidiary of QuantumScape Corporation (the “Company”).

The Company is focused on the development and commercialization of its solid-state lithium-metal battery technology. Planned principal operations have not yet commenced. As of March 31, 2026, the Company had not derived revenue from its principal business activities.

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

Since 2012, the Company has had a relationship with the Volkswagen Group, including its affiliates Volkswagen Group of America, Inc. (“VWGoA”) and Volkswagen Group of America Investments, LLC (“VGA”), collectively referred to as “Volkswagen.” Volkswagen, as a related party, is an approximately 26.2% voting interest holder of the Company as of both March 31, 2026 and December 31, 2025.

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

Unaudited Interim Condensed Consolidated Financial Statements

The accompanying interim Condensed Consolidated Balance Sheets as of March 31, 2026, the interim Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), the interim Condensed Consolidated Statements of Stockholders’ Equity for the three months ended March 31, 2026 and 2025, and the interim Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2026 and 2025, are unaudited. The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited annual consolidated financial statements and, in management’s opinion, include adjustments consisting of only normal recurring adjustments necessary for the fair statement of the Company’s financial position as of March 31, 2026 and its results of operations for the three months ended March 31, 2026 and 2025, and cash flows for the three months ended March 31, 2026 and 2025. The financial data and the other financial information disclosed in the notes to these condensed consolidated financial statements related to the three-month period is also unaudited. The results of operations for the three months ended March 31, 2026 and 2025 are not necessarily indicative of the results to be expected for the full fiscal year or any other period.

These unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the related notes included in the Company’s audited annual consolidated financial statements for the year ended December 31, 2025, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, filed on February 25, 2026 (the “Annual Report”).

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to credit risk consist principally of cash and cash equivalents and marketable securities. As of March 31, 2026 and December 31, 2025, approximately $61.3 million and $117.8 million of our total cash and cash equivalents and marketable securities, are held in U.S. money market funds, and $590.7 million and $590.8 million are invested in U.S. government and agency securities, respectively. The Company seeks to mitigate its credit risk with respect to cash and cash equivalents and marketable securities by making deposits with what we believe to be large, reputable financial institutions and investing in high credit rated shorter-term instruments.

Cash and Cash Equivalents and Restricted Cash

Management considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

Restricted cash is maintained under an agreement that legally restricts the use of such funds and is reported within other assets as the date of availability or disbursement for all restricted cash is more than one year from March 31, 2026.

Restricted cash is comprised of $13.7 million as of March 31, 2026 and $18.0 million as of March 31, 2025, all of which is pledged as a form of security for the Company’s lease agreements for its facilities. The restricted cash is maintained in certificates of deposits as of March 31, 2026.

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

Property and Equipment

Property and equipment are recorded at historical cost, less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful life of the related asset. Improvements that increase functionality of the fixed asset, as well as estimated costs for asset retirement obligations, are capitalized and depreciated over the asset’s remaining useful life. Deposits for purchases of property and equipment are included in construction-in-progress. Construction-in-progress is not depreciated until the asset is placed in service. Fully depreciated assets are retained in property and equipment, net, until removed from service.

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

Impairment of Long-Lived Assets

The Company evaluates the carrying value of long-lived assets when indicators of impairment exist. The carrying value of a long-lived asset is considered impaired when the estimated separately identifiable, undiscounted cash flows from such an asset are less than the carrying value of the asset. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair value of the long-lived asset. There were no material impairment charges in the three months ended March 31, 2026 and March 31, 2025.

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

The Company has determined that it operates in one operating segment and one reportable segment, as the CODM reviews financial information presented on a consolidated basis. The operating segment has not derived revenue from its business activities as of March 31, 2026. The CODM uses net loss for purposes of making operating decisions, allocating resources, and evaluating financial performance. Significant expenses for the three months ended March 31, 2026, and 2025 include non-cash stock-based compensation of 30.5 million and 40.6 million, and depreciation and amortization of 14.8 million and 18.3 million, which are reflected in the Consolidated Statement of Cash Flows. Significant expenses for the three months ended March 31, 2026, and 2025, respectively, also include personnel costs of $36.0 million and $37.9 million. Other expenses include materials, facilities, other research, development, and administrative expenses, which are recorded within operating expenses. Other segment items included in consolidated net loss are interest income, interest expense, and other income (loss), which are reflected in the Consolidated Statements of Operations and Comprehensive Income (Loss) for the three months ended March 31, 2026 and 2025.

The long-lived assets outside of United States are not material as of March 31, 2026. The measure of segment assets is reported on the consolidated balance sheet as total assets. Refer to the Consolidated Balance Sheets as of March 31, 2026 and December 31, 2025 for total consolidated assets.

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

The Company accounts for forfeitures when they occur. Stock-based compensation expense related to stock options was immaterial for the three months ended March 31, 2026.

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

The ESPP provides eligible employees with the opportunity to purchase shares of the Company’s Class A Common Stock at a discount through payroll deductions. There were no shares purchased under the ESPP during the three months ended March 31, 2026. As of March 31, 2026, 8.1 million shares of Class A Common Stock were reserved for future issuance under the ESPP.

The Company has established the corporate bonus plan to settle in the form of restricted stock units to eligible employees upon the achievement of certain service and performance conditions (“the Bonus Plan”). The awards under the Bonus Plan are classified as a liability prior to the settlement of vested restricted stock units, upon which the liability is reclassified into equity. The Company recognizes compensation expense for the annual Bonus Plan to be settled in restricted stock units on a straight-line basis over the requisite service period of approximately a year. The Bonus Plan awards are measured at the grant date fair value, i.e., the closing price of the Company’s Class A Common Stock on the grant date, which is the settlement date.

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

The Company has no material provision for income taxes for the March 31, 2026 and 2025. The Company has no material current tax expense from losses and no deferred expense from the valuation allowance. The Company’s effective tax rate differs from the U.S. statutory rate primarily due to a valuation allowance against its net deferred tax assets as it is more likely than not that some or all of the deferred tax assets will not be realized.

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

Note 4. Fair Value Measurement

The Company’s financial assets subject to fair value measurements on a recurring basis and the level of inputs used for such measurements were as follows (amounts in thousands):

	Fair Value Measured as of March 31, 2026
	Level 1	Level 2	Total
Assets included in:
Money market funds(1)	$61,339	$—	$61,339
Commercial paper(2)	—	115,296	115,296
U.S. government and agency securities(2)	—	590,682	590,682
Corporate notes and bonds(2)	—	128,407	128,407
Total fair value	$61,339	$834,385	$895,724

	Fair Value Measured as of December 31, 2025
	Level 1	Level 2	Total
Assets included in:
Money market funds(1)	$117,773	$—	$117,773
Commercial paper(2)	—	141,108	141,108
U.S. government and agency securities(2)	—	590,808	590,808
Corporate notes and bonds(2)	—	99,608	99,608
Total fair value	$117,773	$831,524	$949,297

(1)
Money market funds are included in cash and cash equivalents on the Condensed Consolidated Balance Sheets.
(2)
Marketable securities consist of commercial paper, U.S. government and agency securities, corporate notes and bonds. As of March 31, 2026 and December 31, 2025, marketable securities with original maturities of three months or less of $74.7 million and $91.2 million, respectively, are included in cash and cash equivalents on the Condensed Consolidated Balance Sheets.

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

The Company had no financial liabilities subject to fair value measurements on a recurring basis as of March 31, 2026 and December 31, 2025.

There have been no changes to the valuation methods utilized during the three months ended March 31, 2026. As of March 31, 2026 and December 31, 2025, the carrying values of cash and cash equivalents, accounts payable and accrued liabilities approximate their respective fair values due to their short-term nature.

Marketable Securities

The following table summarizes, by major security type, the Company’s assets that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy. Amortized cost net of unrealized gain (loss) is equal to fair value as of March 31, 2026 and December 31, 2025. The fair value as of March 31, 2026 and December 31, 2025 are as follows (amounts in thousands):

	March 31, 2026
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Level 1 securities
Money market funds	$61,339	$—	$—	$61,339
Level 2 securities
Commercial paper	115,296	—	—	115,296
U.S. government and agency securities	590,932	76	(326)	590,682
Corporate notes and bonds	128,541	11	(145)	128,407
Total	$896,108	$87	$(471)	$895,724

	December 31, 2025
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Level 1 securities
Money market funds	$117,773	$—	$—	$117,773
Level 2 securities
Commercial paper	141,108	—	—	141,108
U.S. government and agency securities	590,215	593		590,808
Corporate notes and bonds	99,557	68	(17)	99,608
Total	$948,653	$661	$(17)	$949,297

Realized gains and losses and interest income from the investment are included in interest income.

The Company regularly reviews its available-for-sale marketable securities in an unrealized loss position and evaluates the current expected credit loss by considering factors such as historical experience, market data, issuer-specific factors, and current economic conditions. The following tables display additional information regarding gross unrealized losses and fair value by major security type for the 50 and 3 marketable securities in unrealized loss positions held by the Company as of March 31, 2026 and December 31, 2025, respectively (amounts in thousands):

	March 31, 2026
	Less than 12 Consecutive Months		12 Consecutive Months or Longer		Total
	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value
U.S. government and agency securities	$(326)	$355,412	$—	$—	$(326)	$355,412
Corporate notes and bonds	(145)	109,162	—	—	(145)	109,162
Total	$(471)	$464,574	$—	$—	$(471)	$464,574

	December 31, 2025
	Less than 12 Consecutive Months		12 Consecutive Months or Longer		Total
	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value
U.S. government and agency securities	$—	$—	$—	$—	$—	$—
Corporate notes and bonds	(17)	17,253	—	—	(17)	17,253
Total	$(17)	$17,253	$—	$—	$(17)	$17,253

The unrealized losses were attributable to changes in interest rates that impacted the value of the investments, and not increased credit risk. There were no sales of available-for-sale marketable securities during the three months ended March 31, 2026 and 2025. The Company does not intend to sell the investments that are in an unrealized loss position, nor is it more likely than not that the Company will be required to sell the investments before the recovery of the amortized cost basis, which may be its maturity. Accordingly, the Company did not record an allowance for credit losses associated with these investments.

The estimated amortized cost and fair value of available-for-sale securities by contractual maturity as of March 31, 2026 are as follows (amounts in thousands):

	March 31, 2026
	Amortized Cost	Fair Value
Due within one year	$862,694	$862,416
Due after one year and through five years	33,414	33,308
Total	$896,108	$895,724

Note 5. Balance Sheet Components

Property and Equipment

Property and equipment as of March 31, 2026 and December 31, 2025 consisted of the following (amounts in thousands):

	March 31,	December 31
	2026	2025
Computer equipment, hardware, and software	$7,440	$7,275
Furniture and fixtures	123,819	123,806
Leasehold improvements	113,460	110,693
Machinery and equipment	161,284	160,009
Construction-in-progress	36,381	41,782
Property and equipment, gross	442,384	443,565
Accumulated depreciation and amortization	(202,171)	(192,116)
Property and equipment, net	$240,213	$251,449

Depreciation and amortization expense related to property and equipment was $14.6 million and $18.1 million for the three months ended March 31, 2026 and 2025, respectively.

Accrued Liabilities

Accrued liabilities as of March 31, 2026 and December 31, 2025 consisted of the following (amounts in thousands):

	March 31,	December 31,
	2026	2025
Litigation-related accrual	$4,655	$3,900
Accrued property and equipment	2,536	4,243
Other	8,226	6,378
Accrued liabilities	$15,417	$14,521

Other Liabilities

Other liabilities as of March 31, 2026 and December 31, 2025 consisted of the following (amounts in thousands):

	March 31,	December 31,
	2026	2025
Asset retirement obligation	$13,836	$13,710
Long-term advance payments and others	1,164	1,164
Other liabilities	$15,000	$14,874

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

The Company’s leases do not have any contingent rent payments and do not contain residual value guarantees.

The components of lease related expense are as follows (amounts in thousands):

	Three Months Ended March 31,
Lease costs	2026	2025
Finance lease costs:
Amortization of right-of-use assets	$1,467	$718
Interest on lease liabilities	478	528
Operating lease costs	1,720	2,250
Sublease income	(436)	—
Variable lease costs	614	1,277
Total lease expense	$3,843	$4,773

The components of supplemental cash and non-cash information related to leases are as follows (amounts in thousands):

	Three Months Ended March 31,
	2026	2025
Operating outgoing cash flows - finance lease	$478	$528
Financing outgoing cash flows - finance lease	870	784
Operating outgoing cash flows - operating lease	1,769	2,248
Right-of-use assets obtained in exchange for new operating lease liabilities	217	—

The table below displays additional information for leases as of March 31, 2026 and December 31, 2025:

	March 31, 2026	December 31, 2025
Finance lease
Weighted-average remaining lease term - finance lease (in years)	6.5	6.8
Weighted-average discount rate - finance lease	6.06%	6.06%
Operating lease
Weighted-average remaining lease term - operating lease (in years)	6.4	6.6
Weighted-average discount rate - operating lease	6.52%	6.52%

As of March 31, 2026, future minimum payments during the next five years and thereafter are as follows (amounts in thousands):

Fiscal Year	Operating Leases	Finance Lease
2026 (remaining nine months)	$5,390	$4,069
2027	7,314	5,566
2028	7,129	5,719
2029	7,129	5,876
2030	7,343	6,038
2031	7,563	6,204
Thereafter	5,166	4,228
Total	47,034	37,700
Less present value discount	(8,845)	(6,705)
Lease liabilities	38,189	30,995

As the Company’s lease agreements do not provide an implicit rate, the Company used an estimated incremental borrowing rate that will be incurred to borrow on a collateralized basis over a similar term at the lease commencement date or modification date in determining the present value of lease payments.

Asset Retirement Obligations

The Company establishes assets and liabilities for the present value of estimated future costs to return certain of our leased facilities to their original condition upon the termination or expiration of a lease. The recognition of an asset retirement obligation requires the Company to make assumptions and judgments including the actions required to satisfy the liability, inflation rates and the credit-adjusted risk-free rate. The initially recognized asset retirement cost is included in the leasehold improvements, and amortized using the same method and useful life as the long-lived asset to which it relates. Accretion expense is recognized over time as the discounted liability is accreted to its expected settlement value. The Company recorded asset retirement obligation of approximately $13.8 million and $13.7 million as of March 31, 2026 and December 31, 2025, respectively, in Other liabilities in the Condensed Consolidated Balance Sheets.

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

For many legal matters, particularly those in early stages, the Company cannot reasonably estimate the possible loss (or range of loss), if any. The Company records an accrual for legal matters at the time or times it determines that a loss is both probable and reasonably estimable. As of March 31, 2026 and December 31, 2025, the amount accrued for each matter was individually not material, and the aggregate amount accrued was approximately $4.7 million as of March 31, 2026 and $4 million as of December 31, 2025. Regarding matters for which no accrual has been made (including the potential for losses in excess of amounts accrued), the Company currently believes, based on its own investigations, that any losses (or ranges of losses) that are reasonably possible and estimable will not, in the aggregate, have a material adverse effect on its financial position, results of operations, or cash flows. However, the ultimate outcome of legal proceedings involves judgments, estimates, and inherent uncertainties and cannot be predicted with certainty. Should the ultimate outcome of any legal matter be unfavorable, the Company’s business, financial condition, results of operations, or cash flows could be materially and adversely affected. The Company may also incur substantial legal fees, which are expensed as incurred, in defending against legal claims.

Other commitments

The Company’s minimum purchase commitments consist of non-cancellable agreements to purchase goods and services, primarily for materials, and licenses and hosting services, entered into in the ordinary course of business.

As of March 31, 2026, future minimum purchase commitments in aggregate during the next five years and thereafter are as follows (amounts in thousands):

Fiscal Year	Minimum Purchase Commitments
2026 (remaining nine months)	$1,796
2027	1,923
2028	259
2029	—
2030	—
2031	—
Thereafter	—
Total	$3,978

Note 8. Stockholders’ Equity

As of March 31, 2026 and December 31, 2025, 1,350,000,000 shares, $0.0001 par value per share, are authorized, of which, 1,000,000,000 shares are designated as Class A Common Stock, 250,000,000 shares are designated as Class B Common Stock, and 100,000,000 shares are designated as Preferred Stock.

Common Stock

Holders of common stock are entitled to dividends when, as, and if, declared by the Company’s Board of Directors (the “Board”), subject to the rights of the holders of all classes of stock outstanding having priority rights to dividends. As of March 31, 2026, the Company had not declared any dividends. The holder of each share of Class A Common Stock is entitled to one vote, and the holder of each share of Class B Common Stock is entitled to ten votes.

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

As of March 31, 2026, 163,592,934 shares of Class A Common Stock are authorized for issuance pursuant to awards under the 2020 Plan, plus any shares of Class A Common Stock subject to stock options, restricted stock units or other awards that were assumed in the Business Combination and terminate as a result of being unexercised or are forfeited or repurchased by the Company, with the maximum number of shares to be added to the 2020 Plan equal to 69,846,580 shares of Class A Common Stock.

Stock Options

There were no options granted during the three months ended March 31, 2026 or March 31, 2025. The aggregate intrinsic value of options exercised during the three months ended March 31, 2026 and 2025 was $1.5 million and $25.3 million, respectively. As of March 31, 2026, about 3.3 million shares subject to options were outstanding and exercisable with aggregate intrinsic value of $9.0 million and weighted average remaining contractual term of 3.3 years.

As of March 31, 2026, there was no unrecognized compensation cost related to stock options.

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

In February 2025, certain named executive officers and certain other senior employees entered into agreements with the Company to waive the stock options granted to them under the Company’s 2021 EPA Program. The total number of shares of the Company’s Class A Common Stock underlying such waived stock options was 4.0 million. As such, these stock options were cancelled in February 2025. In February 2026, certain other senior employees entered into agreements with the Company to waive the stock options granted to them under the Company’s 2021 Extraordinary Performance Award Program. The total number of shares of the Company’s Class A Common Stock underlying such waived stock options was 0.8 million, which represents the remaining awards under the EPA Program. As such, all remaining awards under the EPA Program were cancelled and no outstanding awards under the EPA program as of March 31, 2026.

For the three months ended March 31, 2026, the Company recorded an immaterial stock-based compensation expense related to the EPA Program. For the three months ended March 31, 2025, the Company recorded stock-based compensation expense of $6.0 million related to the EPA Program, including $5.7 million for the EPA awards cancelled in February 2025 where the unamortized expense was fully recognized. As of March 31, 2026, there was no unrecognized stock-based compensation expense related to the EPA Program.

Restricted Stock Units Activities

In 2024 and 2025, the Company granted 4.2 million and 5.4 million shares of restricted stock units with service and performance conditions (“PSU”), respectively, to members of the Company’s management team and certain other employees under the Company’s 2020 Plan. The performance conditions for these PSUs are related to the Company’s product development milestones through May 2027, and May 2028, respectively. These PSUs will expire in May 2027 and May 2028, respectively, if performance conditions are not met. For the three months ended March 31, 2026 and 2025, the Company recorded stock-based compensation expense of $5.1 million and $3.8 million, respectively, related to these PSUs, for the product development milestones achieved or considered probable of achievement.

The Company’s Bonus Plan is settled in the form of restricted stock units to eligible employees upon the achievement of certain service and performance conditions. These performance conditions are related to the Company’s product development, operational, and business milestones for the year. The stock-based compensation expense related to the Bonus Plan were recorded as liabilities under Accrued compensation and benefits prior to the settlement of vested restricted stock units, upon which the liability is reclassified into equity. In February 2026, approximately 2.3 million restricted stock units were granted and vested under the 2025 Bonus Plan for settlement, and as a result, approximately $14.3 million was reclassified from Accrued compensation to additional paid-in capital. This represents a non-cash financing activity during the three months ended March 31, 2026. For the three months ended March 31, 2026 and 2025, the Company recorded $5.1 million and $7.4 million, respectively, to stock-based compensation related to the Bonus Plans. No shares have been granted under the 2026 Bonus Plan as of March 31, 2026.

Restricted stock units with service conditions only (“RSU”) and PSU activities under the Plans are as follows:

	RSUs Outstanding		PSUs Outstanding
	Number of Units (in thousands)	Weighted Average Grant Date Fair Value	Number of Units (in thousands)	Weighted Average Grant Date Fair Value
Balance as of December 31, 2025	28,957	$5.17	7,376	$4.75
Granted	825	9.24	2,349	7.03
Vested	(2,900)	6.55	(4,299)	6.18
Forfeited	(364)	5.93	—	—
Balance as of March 31, 2026	26,518	$5.14	5,426	$4.60

The fair value of RSUs which vested during the three months ended March 31, 2026 and March 31, 2025 was $20.9 million and $15.4 million, respectively. The fair value of PSUs which vested during the three months ended March 31, 2026 and March 31, 2025 was $30.6 million and $25.6 million, respectively, both consisting of the settlement under the prior year Bonus Plan and the PSUs granted to the management team and certain other employees.

As of March 31, 2026, unrecognized stock-based compensation expense related to unvested RSUs and PSUs were $122.1 million and $8.9 million, respectively, and are expected to be recognized over a weighted average period of 2.5 years and 1.2 years, respectively.

Stock-Based Compensation Expense

Total stock-based compensation expense recognized in the accompanying Condensed Consolidated Statements of Operations and Comprehensive Loss for all awards is as follows (amounts in thousands):

	Three Months Ended March 31,
	2026	2025
Research and development	$19,595	$25,738
General and administrative	10,914	14,901
Total stock-based compensation expense	$30,509	$40,639

Note 9. Net Loss Per Share

Basic net loss per share is computed by dividing the net loss by the weighted-average number of shares of common stock outstanding during the period. Diluted earnings per share adjusts basic earnings per share for the potentially dilutive impact of stock options. As the Company has reported a loss for the three months ended March 31, 2026 and 2025, potentially dilutive securities are antidilutive and accordingly, basic net loss per share equals diluted net loss per share.

The following table sets forth the computation of basic and diluted loss per share of Class A Common Stock and Class B Common Stock (amounts in thousands, except per share amounts):

	Three Months Ended March 31,
	2026	2025
Numerator:
Net loss	$(100,799)	$(114,423)
Denominator:
Basic and Diluted weighted-average common shares outstanding	611,013	548,006
Basic and Diluted net loss per share	$(0.16)	$(0.21)

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

The following table presents the potential common stock outstanding that was excluded from the computation of diluted net loss per share of common stock as of the periods presented because including them would have been antidilutive (amounts in thousands):

	As of March 31,
	2026	2025
Options	3,345	11,970
RSUs	26,518	23,319
PSUs	8,462	10,412
Total	38,325	45,701

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

The Company determined that such payments should be accounted for in accordance with ASC 730-20 Research and Development Arrangements, as there is a presumption of a repayment obligation due to the significant related party relationship between the parties. Further, ASC 470-50 Debt – Modifications and Extinguishments indicates extinguishment transactions between related entities may be in essence capital transactions. There were no such payments from PowerCo during the three months ended March 31, 2026.

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

Overview

We are developing next-generation solid-state lithium-metal battery technology for electric vehicles (“EVs”) and other applications. We believe that our technology will enable a new category of battery that meets the requirements for broader market adoption. The lithium-metal solid-state battery technology that we are developing is being designed to offer greater energy density, faster charging, and greater safety when compared to today’s conventional lithium-ion batteries.

We are a development-stage company with no revenue to date, have incurred a loss from operations of approximately $109.2 million, for the three months ended March 31, 2026, and an accumulated deficit of approximately $3.9 billion from our inception through March 31, 2026. We expect to incur significant expenses and continuing losses for the foreseeable future.

Key Trends, Opportunities and Uncertainties

We are a pre-revenue company. We believe that our performance and future success depend on several factors that present significant opportunities for us but also pose significant risks and challenges, including those discussed below and in the section titled “Risk Factors” appearing elsewhere in this Report.

Product Development

We have demonstrated capabilities of our solid-state separator and battery technology in single-layer and multilayer cell cycling data, and in 2022, shipped our first A0 prototype battery cells to multiple original equipment manufacturers (“OEMs”) for testing. Following that shipment, we continued focusing our research and development on subsequent generations of prototype samples incorporating advances in cell functionality, process and reliability, as well as bringing online our pilot line in San Jose, California. In 2023, we announced our first targeted commercial product, the QSE-5, a cell with a capacity of approximately 5 amp-hours. In 2024, we began producing low volumes of our first B-sample cells, and we began shipping these cells for automotive customer testing. These are B-samples of our first product, QSE-5, with an energy density of over 800 Wh/L and <15 minute 10% to 80% fast-charging capability. In 2025, together with Volkswagen and PowerCo, we had the first live demonstration of our solid-state lithium-metal battery technology powering a Ducati V21L electric motorcycle at the IAA Mobility event. The demonstration included B1 samples of our QSE-5 cell from our more efficient separator production processes. In 2025, we also installed our highly automated battery cell pilot production line at our facilities in San Jose, California to, upon ramp up, provide a sufficient quantity of separators and cells for internal development, customer sampling, and higher volumes of QSE-5 cells.

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

In 2025, we installed our highly automated battery cell pilot production line at our facilities in San Jose, California. Our pilot line, upon ramp up, is intended to serve four purposes. First, to provide a sufficient quantity of separators and cells for internal development and customer sampling and testing. Second, to provide the basis for continued production process development and to help inform equipment selection and specifications for future production activities by us or our partners. Third, we target the initial production of QSE-5 cells from the pilot line. Fourth, to support collaboration and future technology transfer activities as part of the collaboration and licensing arrangements with PowerCo as well as potential future commercial arrangements. Delays in the successful start-up and continued development of our pilot line may impact both our development and future scale-up timelines.

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

In July 2024, we entered into the Collaboration Agreement with PowerCo (the “Collaboration Agreement”) with the goal of PowerCo industrializing QS technology based on QSE-5. PowerCo was formed by Volkswagen in 2022 as a company intended to consolidate Volkswagen’s activities in the development and production of battery cells. In connection with the Collaboration Agreement and subject to the completion of certain milestones, we and PowerCo intend to enter into the PowerCo IP License Agreement under which we will grant PowerCo a non-exclusive, limited, royalty-bearing license to use the QS technology based on QSE-5 for the purpose of manufacturing and selling batteries primarily for automotive applications, and PowerCo will pre-pay an initial royalty fee of $130 million, against which any future royalties due will be credited. The initial royalty is subject to a time-based diminishing clawback if the PowerCo IP License Agreement is terminated early by PowerCo under certain conditions. In July 2025, we entered into an amendment and restatement of the Collaboration Agreement (the “PowerCo Amendment”, together with the Collaboration Agreement, the “PowerCo Collaboration Agreement”), and entered into a statement of work outlining the scope and responsibilities of the joint scale-up team working at our battery development pilot line in San Jose, California for the development, validation, demonstration, and initial commercialization of QS battery cell technology based on QSE-5 and toward the transfer of such technology into cell size determined by PowerCo (the “Project”). PowerCo has agreed to contribute up to $130.7 million for the Project over the next two years, subject to the completion of certain milestones by the joint scale-up team.

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

Access to Capital

As of March 31, 2026, our cash and cash equivalents and marketable securities were approximately $904.7 million. Changes to our technology development, operating costs and scale-up, including our ability to meet the milestones for entry into the PowerCo IP License Agreement, receipt of the related initial royalty fee from PowerCo, and achievement of the Project milestones for receipt of Project contributions from PowerCo, could materially impact us and the availability of our capital resources. We may also need additional cash resources due to changed business conditions or other developments, including unanticipated delays in negotiations with automotive OEMs or other customers and tier-one automotive suppliers or other suppliers, supply chain challenges, competitive pressures, inflation, instability in global economic markets, increased trade tariffs, and regulatory developments, among others. To the extent that our current resources are insufficient to satisfy our cash requirements, we may need to seek additional equity or debt financing. If such financing is not available, or if the financing terms are onerous or less desirable than we expect, we may be forced to decrease our level of investment in product development or scale back our operations, which could have an adverse impact on our business and financial prospects.

Regulatory Landscape

We operate in an industry that is subject to many established environmental regulations, which have generally become more stringent over time, particularly in hazardous waste generation and disposal and pollution control. Regulations in our target markets include economic incentives to purchasers of EVs, tax credits for EV manufacturers, and economic penalties that may apply to a car manufacturer based on its fleet-wide emissions which may indirectly benefit us to the extent that the regulations expand the market size of EVs. While we also expect environmental regulations to provide a tailwind to our growth, it is possible for certain regulations to result in margin pressures. Trade restrictions and tariffs are subject to unknown and unpredictable changes that could impact our ability to meet projected sales or margins. In addition, there are government regulations pertaining to battery safety, transportation of batteries, use of batteries in cars, and factory safety. We will ultimately have to comply with these regulations to sell our batteries into the market. The license and sale of our battery technologies abroad is likely to be subject to more stringent export controls in the future.

Basis of Presentation

We currently conduct our business through one operating segment. As a pre-revenue company focused on the development and commercialization of our solid-state lithium-metal battery technology, our activities to date have been limited and were conducted primarily in the United States. Our historical results are reported under United States of America generally accepted accounting principles (“U.S. GAAP”) and in U.S. dollars. Upon commencement of commercial operations, we expect to expand our global operations substantially, including in the United States and the European Union, and as a result we expect our future results to be sensitive to foreign currency transaction and translation risks and other financial risks that are not reflected in our historical financial statements. As a result, we expect that the financial results we report for periods after we begin commercial operations will not be comparable to the financial results included in this Report.

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

Operating Expenses

Research and Development Expense

To date, our research and development expenses have consisted primarily of personnel-related expenses for scientists, experienced engineers and technicians as well as costs associated with the construction and ramp up of our pilot line in San Jose, including the material and supplies to support the product development and process engineering efforts. As we ramp up our engineering operations to complete the development of our solid-state, lithium-metal batteries and required process engineering to meet automotive cost targets, we anticipate that research and development expenses will increase significantly for the foreseeable future as we continue to invest in additional plant and equipment for product development (e.g., multilayer cell stacking, packaging engineering), building prototypes, and testing of battery cells as our team works to meet the full set of automotive product requirements. We also recognize significant non-cash stock-based compensation to employees directly involved in research and development activities. For stock-based compensation awards with performance conditions, such as the restricted stock units with performance conditions (“PSUs”), the non-cash expense recognized is based on a probability assessment of the performance conditions, and as such, research and development expenses may fluctuate in the future as the performance conditions are re-assessed at each reporting period. For more information on the PSUs, see Note 8, Stockholders’ Equity, to our unaudited consolidated financial statements included elsewhere in this Report.

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

Results of Operations

Comparison of the Three Months Ended March 31, 2026 to the Three Months Ended March 31, 2025

The following table sets forth our historical operating results for the periods indicated (amounts in thousands):

	Three Months Ended March 31,		$	%
	2026	2025	Change	Change
Operating expenses:
Research and development	$84,570	$95,589	$(11,019)	(12)%
General and administrative	24,609	27,986	(3,377)	(12)%
Total operating expenses	109,179	123,575	(14,396)	(12)%
Loss from operations	(109,179)	(123,575)	14,396	(12)%
Other income (expense):
Interest expense	(478)	(528)	50	(9)%
Interest income	8,890	9,769	(879)	(9)%
Other income (expense)	(25)	80	(105)	(131)%
Loss before income taxes	(100,792)	(114,254)	13,462	(12)%
Income tax (provision) benefit	(7)	(169)	162	(96)%
Net loss	(100,799)	(114,423)	13,624	(12)%
Other comprehensive income (loss):
Unrealized loss on marketable securities	(1,028)	(328)	(700)	213%
Total comprehensive loss	$(101,827)	$(114,751)	$12,924	(11)%

Research and Development

The decrease in research and development expense in the three months ended March 31, 2026 compared to the three months ended March 31, 2025 primarily resulted from a non-cash stock-based compensation expense decrease of $6.1 million primarily due to full amortization of awards, forfeitures and lower headcount, a decrease of $2.8 million in depreciation and amortization and a decrease of $2.0 million in personnel costs.

General and Administrative

The decrease in general and administrative expenses in the three months ended March 31, 2026 compared to the three months ended March 31, 2025 primarily resulted from a non-cash stock-based compensation expense decrease of $4.0 million primarily due to full amortization of awards, forfeitures and lower headcount.

Other Income (Expense)

Interest Income

The decrease in interest income during the three months ended March 31, 2026 compared to the three months ended March 31, 2025 was mainly due to the decrease in interest rates.

Other Income (Expense)

Other income (expense) for the three months ended March 31, 2026 and the three months ended March 31, 2025, respectively, are not material individually or in aggregate.

Income Tax (Provision) Benefit

The income tax provision for the three months ended March 31, 2026 and March 31, 2025 were not material.

Liquidity and Capital Resources

As of March 31, 2026 and December 31, 2025, our cash and cash equivalents and marketable securities were approximately $904.7 million and $970.8 million, respectively. Our cash equivalents are invested in U.S. money market funds, U.S. Treasury bonds and commercial paper. Our marketable securities are invested in U.S. Treasury notes and bonds, commercial paper, and corporate notes and bonds.

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

Cash Flows and Material Cash Requirements

The following table provides a summary of our cash flow data for the periods indicated (amounts in thousands):

	For the Three Months Ended March 31,
	2026	2025
Net cash used in operating activities	$(59,511)	$(60,749)
Net cash (used in) provided by investing activities	(25,689)	62,033
Net cash (used in) provided by financing activities	(256)	11,405

Operating Activities

Our cash flows used in operating activities to date have been primarily driven by the growth in our underlying business to support the research and development of next-generation battery technology. As of March 31, 2026, our operating lease commitments are approximately $7.2 million during the next twelve months and approximately $39.8 million thereafter. From time to time, we also enter into non-cancellable service and purchase commitments. We are expecting cash used in operating activities to include payments of approximately $2.3 million in the next twelve months and approximately $1.7 million thereafter through 2027 for our non-cancellable commitments as of March 31, 2026.

Cash used in operating activities for the three months ended March 31, 2026 was primarily driven by a net loss of $100.8 million, offset by non-cash expense of $30.5 million related to stock-based compensation, non-cash expense of $14.8 million related to depreciation and amortization, non-cash lease expense and amortization of right-of-use assets of $2.6 million. Cash used in the operating activities was further driven by $4.5 million related to accretion of discounts on marketable securities and a decrease of $1.2 million in operating lease liability due to rent payments.

Cash used in operating activities for the three months ended March 31, 2025 was primarily driven by a net loss of $114.4 million, offset by non-cash expense of $40.6 million related to stock-based compensation, non-cash expense of $18.3 million related to depreciation and amortization, non-cash lease expense and amortization of right-of-use assets of $2.0 million. Cash used in the operating activities was further driven by $5.0 million related to amortization of premiums and accretion of discounts on marketable securities, a decrease of $1.5 million in accounts payable, accrued liabilities and accrued compensation and benefits, and a decrease of $1.3 million in operating lease liability.

Investing Activities

Our cash flows from investing activities to date have been comprised of purchases of property and equipment and purchases, maturities and sales of our marketable securities. We expect the level of capital investment to increase substantially in the near future as we acquire the property and equipment to build out our pilot line.

Cash used in investing activities for the three months ended March 31, 2026 primarily consists of $247.8 million used for the purchase of marketable securities and $10.0 million used for the purchase of various property and equipment, primarily to support our research and development activities. These were offset by proceeds from the maturity of marketable securities of $232.0 million.

Cash provided by investing activities for the three months ended March 31, 2025 primarily consists of proceeds from the maturity of marketable securities of $281.2 million. These were offset by $213.4 million used for the purchase of marketable securities and $5.8 million used for the purchase of various property and equipment, primarily to support our research and development activities.

Financing Activities

Our cash flows from financing activities primarily consist of proceeds from the issuance of common stock and exercise of stock options. A finance lease commitment for one of our buildings will result in net cash payments of $5.5 million in the next twelve months and payments of $32.2 million thereafter.

Cash inflows and outflows from financing activities during the three months ended March 31, 2026 were immaterial individually, resulting in net cash used in financing activities of $0.3 million.

Cash provided by financing activities during the three months ended March 31, 2025 primarily consists of $11.2 million received from the exercise of stock options.

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

Recent Accounting Pronouncements

See Note 3, Recent Accounting Pronouncements, to the unaudited condensed consolidated financial statements elsewhere in this Report for more information about recent accounting pronouncements, the timing of their adoption, and, to the extent it has made one, of their potential impact on our financial condition and its results of operations and cash flows.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes to the Company’s market risk during the three months ended March 31, 2026. For a discussion of the Company’s exposure to market risk, refer to the Company’s market risk disclosures set forth in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” of our Annual Report.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2026, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended March 31, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

Information regarding legal proceedings is available in Note 7, Commitments and Contingencies, to the unaudited condensed consolidated financial statements elsewhere in this Report.

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
•
Increasing exposure to artificial intelligence related risks and challenges.

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

Our Regulatory Risks

•
Evolving or unfavorable global trade policies, including tariffs, trade barriers and export/import regulations related to the battery and EV industry.
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

We rely on third-party suppliers for components and equipment necessary to develop and manufacture our solid-state batteries, including key supplies, such as our cathode material and manufacturing equipment for both our solid-state separator and battery cells. We are collaborating with key suppliers but have not yet entered into agreements for the supply of production quantities for many of these materials. To the extent that we are unable to enter into commercial agreements with these suppliers on beneficial terms, or these suppliers experience difficulties or delays ramping up their supply of materials to meet our requirements, the commercialization of our battery technology will be delayed. For example, we have previously experienced minor disruptions to the supply of process gas and have also experienced and could continue to experience disruption to the supply of petroleum-derived products as a result of certain weather and geopolitical events and conflicts and any related political or economic responses and counter-responses or otherwise by various global actors. The global conflicts in Russia, Iran and the Middle East, among others, have led to an increase in the price of petroleum and petroleum-derived products, which has in certain instances increased and may in the future further increase the cost of manufacturing, input material pricing and logistics costs. These challenges may be exacerbated in situations where we source certain of our materials and equipment exclusively from one or a few suppliers.

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

Currency fluctuations, trade barriers, tariffs or shortages and other general economic or political conditions may limit our ability to obtain key materials, components or equipment for our solid-state batteries or significantly increase freight charges, raw material costs and other expenses associated with our business, which could further materially and adversely affect our results of operations, financial condition and prospects. In particular, tariffs and trade barriers, whether imposed as part of trade disputes, protective measures, or broader geopolitical strategies, could substantially increase the cost or negatively affect the availability of components and materials critical to our operations, disrupting operations or putting significant pressure on our overall cost structure or that of our partners. For example, in February 2026, the United States imposed additional tariffs on all imports into the United States, with certain limited exceptions, for a period of 150 days. These tariffs, any additional tariffs imposed on foreign goods, as well as retaliation by a foreign government against such tariffs or policies may affect, directly or indirectly, the prices and supply of key materials necessary for our or our supply chain operations. Such developments may also create uncertainty in the supplier landscape, causing suppliers to reassess their own sourcing strategies or delay shipments, further impacting our ability to plan and execute on our operational goals. We may also be subject to a number of geopolitical risks, including U.S. and foreign government trade restrictions or sanctions and any political or economic responses or counter-responses to such restrictions or sanctions. As global competition for raw materials continues to intensify, particularly in light of rising demand for battery technologies, including due to policy-driven market instability or the reallocation of global supply in response to protectionist measures, we may face difficulties securing critical supplies on favorable terms or at all, which could materially harm our ability to produce batteries at scale and threaten the viability of our business.

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

We incurred a loss from operations of approximately $109.2 million, and a net loss of approximately $100.8 million for the three months ended March 31, 2026, and an accumulated deficit of approximately $3.9 billion from our inception in 2010 through March 31, 2026. We believe that we will continue to incur operating losses each quarter until at least the time significant production of our lithium-metal solid-state batteries begins, and such production is not expected to begin in the near future.

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

Significant capital and other resources may be required in efforts to enhance our current IT systems, implement new IT systems, protect against information security breaches, security incidents, and system disruptions, or to alleviate problems caused by actual or suspected information security breaches and other data security incidents and system disruptions. The resources required may increase over time as the methods used by hackers and others engaged in online criminal activities and otherwise seeking to obtain unauthorized access to systems or data, and to disrupt systems, are increasingly sophisticated and constantly evolving, including due to advances in technology such as artificial intelligence and other emerging technologies. In addition, the risk of cyberattacks may be heightened due to wars, global conflicts and other geopolitical events. Such cyberattacks could disrupt the economy more generally and could also impact our operations either directly or indirectly.

Security breaches and/or incidents can also remain undetected for an extended period, including situations in which hackers mine data over time or optimize the timing and potency of their cyberattacks or disruptions. Any failure or perceived failure by us or our service providers, suppliers, customers, and partners, to prevent or timely detect information security breaches or other security incidents or system disruptions, or to comply with privacy policies or any actual or asserted legal obligations relating to privacy or information security, or any compromise of security that results in or is perceived or reported to result in unauthorized access to, or loss, theft, alteration, release, transfer, unavailability, or other processing of, our information, or any personal information or other customer data or confidential information, that we or our service providers, suppliers, customers, and partners, maintain or otherwise process, could cause our potential customers to lose trust in us, result in loss or theft of proprietary or sensitive data and intellectual property, could harm our reputation and competitive position and could expose us to legal claims, demands, and litigation, regulatory investigations and proceedings, and fines, penalties, and other liability. Any such actual or perceived security breach, security incident or disruption could also divert the efforts of our technical and management personnel and could require us to incur significant costs and operational consequences in connection with investigating, remediating, eliminating and putting in place additional equipment and devices designed to prevent actual or perceived security breaches and other incidents and system disruptions. We and/or our service providers, suppliers, customers, and partners have experienced information security incidents in the past. While none of these incidents has had a material impact on our business, operations, or financial condition to date, the frequency and sophistication of such incidents continue to increase across the industry, and we cannot guarantee that future incidents will not result in material impact on our business, prospects, financial condition and operating results.

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

We are involved in a variety of litigation, other claims, suits, regulatory actions or government investigations and inquiries and commercial or contractual disputes that, from time to time, are significant. See Note 7, Commitments and Contingencies, to the unaudited consolidated financial statements included elsewhere in this Report for a description of certain litigation matters that we are involved in.

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

Any allegations of or violations of anti-corruption, anti-bribery, anti-money laundering, or financial and economic sanctions laws could subject us to whistleblower complaints, adverse media coverage, investigations, and severe administrative, civil and criminal sanctions, collateral consequences, remedial measures and legal expenses, all of which could materially and adversely affect our business, results of operations, financial condition and reputation. Responding to any investigation or action will likely result in a materially significant diversion of management’s attention and resources and significant defense costs and other professional fees. In addition, changes in economic sanctions laws in the future could adversely impact our business and investments in our Class A Common Stock. Finally, entry into certain transactions with foreign entities may be subject to government regulations, including review related to foreign direct investment by U.S. or foreign government entities. If a transaction with a foreign entity was subject to regulatory review, such regulatory review might limit our ability to enter into a desired strategic alliance and thus our ability to carry out our long-term business strategy.

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

Our batteries, and the sale of EVs and motor vehicles in general, are subject to substantial regulations under international, federal, state and local laws, including U.S. and non-U.S. export controls, sanctions and other trade compliance laws. We expect to incur significant costs in complying with these regulations. Regulations related to the battery and EV industry and alternative energy are currently evolving and we face risks associated with changes to these regulations as well as the potential for heightened regulatory scrutiny and enforcement activity. For example, laws and regulations may be passed that make manufacturers financially responsible for the collection, treatment, recycling and disposal of certain products, including batteries for EVs, or that impose restrictions on the sourcing of raw materials or components from certain jurisdictions or suppliers. The costs of complying with such requirements, as they now exist or as may be introduced in the future, and the associated administrative burden could adversely affect our financial condition and results of operations, particularly if we are unable to pass on such costs to our customers or if we're negatively impacted to obtain the components and materials critical to our operations from global suppliers. In addition, compliance with trade laws may require us to obtain licenses, restrict sales to certain customers, distributors, or jurisdictions, or implement controls on the use, resale, or transfer of our products and services, any of which could delay or prevent transactions and increase our operating costs.

Internationally, there may be laws and regulations in the United States or in jurisdictions we have not yet entered or laws we are unaware of in jurisdictions we have entered that may restrict our sales or other business practices. The laws in this area can be complex, difficult to interpret, frequently changing, and in some cases, inconsistent across jurisdictions. Continued regulatory limitations and other obstacles that may interfere with our ability to engage with partners or commercialize our products can negatively impact demand for our future product, increase our supply chain complexity and production costs, reduce the competitiveness of our products, or restrict our ability to sell products or raise capital, any or all of which could have a negative and material impact on our business, prospects, financial condition and results of operations.

In addition, the complex relationships between the United States and the countries in which we may conduct business pose inherent risks, including that political, diplomatic, and national security factors may result in global trade restrictions and changes in trade policies and export regulations that affect the EV industry. As geopolitical conflicts, such as the wars in Ukraine and in the Middle East, and broader global trade tensions, continue or escalate, they may lead to further disruption, instability and volatility in global markets and industries that could negatively impact our operations, supply chain, and future sales. The U.S. government and other governments have already imposed severe sanctions and export controls against Russia and Belarus, as well as against entities in China and other countries that are supporting Russia’s invasion of Ukraine, and may impose additional measures in the future. The impact of these measures, as well as potential responses to them by Russia, China, and other countries, is currently unknown and they could adversely affect the global economy, our business, supply chain, partners or customers.

The U.S. government has and may continue to make significant changes in U.S. trade policy, including further expanding its controls on exports and imposing new tariffs on imports globally, which could negatively impact U.S. trade and result in the adoption of retaliatory tariffs by other countries, leading to heightened trade tensions and potential disruption to global trade flows. More specifically, the U.S. government has imposed significant tariffs on and prohibited imports of products from China, as well as increased scrutiny of imports through customs enforcement and supply chain traceability requirements. In retaliation, China has implemented additional tariffs on a wide range of American products, imposed controls on exports of rare earth minerals to the United States and may impose additional tariffs and controls on inputs used by the EV industry. Such tariffs and prohibitions, if expanded, could have a significant impact on our business, adversely affect supply chains, and may impact our ability to access materials or production equipment in a timely manner, including around the importation of parts of our batteries and certain production equipment that is manufactured in, or with inputs from, China. If we attempt to renegotiate prices with suppliers or diversify our supply chain in response to tariffs, such efforts may not yield immediate results or may be ineffective, and alternative suppliers may be limited or more costly. We might also consider increasing prices to our customers once we commence sales of our products; however, this could reduce the competitiveness of our products and adversely affect net sales.

We cannot predict what actions may ultimately be taken with respect to tariffs or trade relations between the United States and other countries, what products may be subject to such actions, or what actions may be taken by other countries in retaliation. If we fail to manage these dynamics successfully, gross margins and profitability could be adversely affected. As of the date of this report, tariffs have not had a material impact on our business, but should there be further disruption, instability and volatility in global markets and industries resulting from the dynamics of geopolitical relations between the United States and China, or the United States and other countries, our business could be materially and adversely affected, including due to volatility of prices and lead times of equipment and materials sourced from or with a supply chain passing through China and other impacted countries.

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

To the extent regulations change, including with respect to export controls, sanctions, tariffs, and other trade compliance or industry-specific requirements, we may not be in compliance with applicable international, federal, state or local regulations, which would have an adverse effect on our business. Compliance with changing regulations could be burdensome, time consuming, and expensive. In addition, any failure or perceived failure to comply with applicable regulations could result in fines, penalties, restrictions on our ability to conduct business, loss of export privileges, or other enforcement actions, as well as reputational harm. To the extent compliance with new regulations is cost prohibitive, or limits our ability to source materials, manufacture products, or transact with customers or partners, our business, prospects, financial condition and operating results would be adversely affected.

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

The trading price of our Class A Common Stock has been and may in the future continue to be subject to extreme volatility. For example, from November 27, 2020, the date our Class A Common Stock began publicly trading, through March 31, 2026, our Class A Common Stock has experienced an intra-day trading high of $132.73 per share and an intra-day trading low of $3.40 per share. At certain times during such period, the daily fluctuations in the trading price of our Class A Common Stock were substantially greater than 10%. We cannot predict the magnitude of future fluctuations in the trading price of our Class A Common Stock. The trading price of our Class A Common Stock may be affected by a number of factors, including events described in the risk factors set forth in this Report and in our other reports filed with the SEC from time to time, as well as our operating results, financial condition and other events or factors. Any of the factors listed below could have a material adverse effect on your investment in our securities. Factors affecting the trading price of our securities may include:

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

As of March 31, 2026, our executive officers, directors and their affiliates as a group and each of our stockholders who own 10% or more of our outstanding Class A Common Stock or our Class B Common Stock (together, the “Common Stock”), in the aggregate, beneficially own approximately 14.7% of our Class A Common Stock and approximately 100% of our Class B Common Stock outstanding, representing approximately 47.9% of the vote. As a result, these stockholders, including Volkswagen, will be able to exercise a significant level of control over all matters requiring stockholder approval, including the election of directors, any amendment of our Amended and Restated Certificate of Incorporation (the “Certificate of Incorporation”) and approval of significant corporate transactions. In addition, Volkswagen holds the right to designate two directors to our Board. Currently, Dr. Günther Mendl, Head of the Center of Excellence Battery at Volkswagen AG, and Sebastian Schebera, Head of Strategic Partnerships at Volkswagen AG, are members of our Board. This control could have the effect of delaying or preventing a change of control or changes in our management and will make the approval of certain transactions difficult or impossible without the support of these stockholders and of their votes. Further, shares of Class B Common Stock have 10 votes per share, while shares of Class A Common Stock have one vote per share. Even though the holders of our Class B Common Stock are not party to any agreement that requires them to vote together, they may have interests that differ from yours and may vote in a way with which you disagree, and which may be adverse to your interests. This concentrated control may have the effect of delaying, preventing or deterring a change in control of us, could deprive our stockholders of an opportunity to receive a premium for their capital stock as part of a sale of us, and might ultimately affect the market price of shares of our Class A Common Stock.

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

QuantumScape Corporation

Date: April 24, 2026	By:	/s/ Siva Sivaram
Siva Sivaram
President and Chief Executive Officer (Principal Executive Officer)

Date: April 24, 2026	By:	/s/ Kevin Hettrich
Kevin Hettrich
Chief Financial Officer (Principal Financial and Accounting Officer)