Form 10-Q
period 2026-06-30
QuantumScape Corp
filed 2026-07-24
CIK 1811414

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

The number of shares of the registrant’s Class A Common Stock, par value $0.0001 per share outstanding was 587,219,164, and the number of shares of the registrant’s Class B Common Stock, par value $0.0001 per share outstanding was 31,894,343, as of July 17, 2026.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Unless the context otherwise requires, all references to “QuantumScape,” “we,” “us,” “our,” or the “Company” in this Quarterly Report on Form 10-Q (this “Report”) refer to QuantumScape Corporation and its subsidiaries.

The Company makes forward-looking statements in this Report and in documents incorporated herein by reference. All statements, other than statements of present or historical fact included in or incorporated by reference in this Report, regarding the Company’s future financial performance, the development of the Company’s battery technology, as well as the Company’s strategy, future operations, financial position, estimated revenues and losses, projected costs, prospects, plans and objectives of management are forward-looking statements. When used in this Report, the words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “prospective,” “should,” “will,” “would,” the negative of such terms, and other similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words. These forward-looking statements are based on management’s current expectations, assumptions, hopes, beliefs, intentions and strategies regarding future events and are based on currently available information as to the outcome and timing of future events. The Company cautions you that these forward-looking statements are subject to risks and uncertainties, including those described in Part II, Item 1A, “Risk Factors” in this Report, most of which are difficult to predict and many of which are beyond the control of the Company and incidental to its business. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

QuantumScape Corporation

Condensed Consolidated Balance Sheets (Unaudited)

(In Thousands, Except per Share Amounts)

	June 30,	December 31,
	2026	2025
Assets
Current assets
Cash and cash equivalents	$132,872	$230,524
Marketable securities	726,130	740,283
Prepaid expenses and other current assets	10,083	10,835
Total current assets	869,085	981,642
Property and equipment, net	229,435	251,449
Right-of-use assets - operating lease	32,094	34,078
Right-of-use assets - finance lease	22,451	19,394
Other assets	15,680	21,593
Total assets	$1,168,745	$1,308,156
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$6,336	$11,819
Accrued liabilities	14,961	14,521
Accrued compensation and benefits	17,153	26,969
Operating lease liability, short-term	4,963	4,653
Finance lease liability, short-term	3,768	3,584
Total current liabilities	47,181	61,546
Operating lease liability, long-term	32,043	34,481
Finance lease liability, long-term	26,344	28,282
Other liabilities	15,205	14,874
Total liabilities	120,773	139,183
Commitment and contingencies (see Note 7)
Stockholders’ equity
Preferred stock- $0.0001 par value; 100,000 shares authorized, none issued and outstanding as of June 30, 2026 and December 31, 2025	—	—
Common stock - $0.0001 par value; 1,250,000 shares authorized (1,000,000 Class A and 250,000 Class B); 587,077 Class A and 32,032 Class B shares issued and outstanding as of June 30, 2026, 570,128 Class A and 37,502 Class B shares issued and outstanding as of December 31, 2025	62	61
Additional paid-in-capital	5,041,507	4,961,832
Accumulated other comprehensive income	(994)	644
Accumulated deficit	(3,992,603)	(3,793,564)
Total stockholders’ equity	1,047,972	1,168,973
Total liabilities and stockholders’ equity	$1,168,745	$1,308,156

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

QuantumScape Corporation

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) (Unaudited)

(In Thousands, Except per Share Amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Operating expenses:
Research and development	$82,533	$101,177	$167,103	$196,766
General and administrative	23,594	22,409	48,203	50,395
Total operating expenses	106,127	123,586	215,306	247,161
Loss from operations	(106,127)	(123,586)	(215,306)	(247,161)
Other income (expense):
Interest expense	(466)	(516)	(944)	(1,044)
Interest income	8,355	8,940	17,245	18,709
Other income (expense)	191	288	166	368
Loss before income taxes	(98,047)	(114,874)	(198,839)	(229,128)
Income tax (provision) benefit	(193)	176	(200)	7
Net loss	$(98,240)	$(114,698)	$(199,039)	$(229,121)
Other comprehensive income (loss):
Unrealized loss on marketable securities	(610)	(213)	(1,638)	(541)
Total comprehensive loss	$(98,850)	$(114,911)	$(200,677)	$(229,662)
Basic and Diluted net loss per share	$(0.16)	$(0.20)	$(0.32)	$(0.41)
Basic and Diluted weighted-average common shares outstanding	617,077	561,698	614,062	554,890

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

QuantumScape Corporation

Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)

(In Thousands)

	Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
Three Months Ended June 30, 2026	Shares	Amount	Capital	Deficit	Income	Equity
Balance as of March 31, 2026	615,113	$61	$5,004,352	$(3,894,363)	$(384)	$1,109,666
Exercise of stock options and employee stock purchase plan	476	—	2,993	—	—	2,993
Shares issued upon vesting of restricted stock units	3,520	1	213	—	—	214
Stock-based compensation	—	—	23,595	—	—	23,595
Capital contribution under collaboration agreement - related party	—	—	10,353	—	—	10,353
Net loss	—	—	—	(98,240)	—	(98,240)
Unrealized loss on marketable securities	—	—	—	—	(610)	(610)
Balance as of June 30, 2026	619,109	$62	$5,041,507	$(3,992,603)	$(994)	$1,047,972

	Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
Six Months Ended June 30, 2026	Shares	Amount	Capital	Deficit	Income	Equity
Balance as of December 31, 2025	607,630	$61	$4,961,832	$(3,793,564)	$644	$1,168,973
Exercise of stock options and employee stock purchase plan	760	—	3,607	—	—	3,607
Shares issued upon vesting of restricted stock units	10,719	1	16,741	—	—	16,742
Stock-based compensation	—	—	48,974	—	—	48,974
Capital contribution under collaboration agreement - related party	—	—	10,353	—	—	10,353
Net loss	—	—		(199,039)	—	(199,039)
Unrealized loss on marketable securities	—	—	—	—	(1,638)	(1,638)
Balance as of June 30, 2026	619,109	$62	$5,041,507	$(3,992,603)	$(994)	$1,047,972

	Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
Three Months Ended June 30, 2025	Shares	Amount	Capital	Deficit	Income	Equity
Balance as of March 31, 2025	558,902	$56	$4,581,379	$(3,472,937)	$100	$1,108,598
Exercise of stock options and employee stock purchase plan	1,878	—	4,477	—	—	4,477
Shares issued upon vesting of restricted stock units	4,536	—	113	—	—	113
Stock-based compensation	—	—	26,519	—	—	26,519
Net loss	—	—	—	(114,698)	—	(114,698)
Unrealized loss on marketable securities	—	—	—	—	(213)	(213)
Balance as of June 30, 2025	565,316	$56	$4,612,488	$(3,587,635)	$(113)	$1,024,796

	Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
Six Months Ended June 30, 2025	Shares	Amount	Capital	Deficit	Income	Equity
Balance as of December 31, 2024	542,549	$54	$4,515,879	$(3,358,514)	$428	$1,157,847
Exercise of stock options and employee stock purchase plan	9,960	1	15,658	—	—	15,659
Shares issued upon vesting of restricted stock units	12,601	1	20,239	—	—	20,240
Shares issued under At-the-Market Offering, net of issuance costs	206	—	907	—	—	907
Stock-based compensation	—	—	59,805	—	—	59,805
Net loss	—	—	—	(229,121)	—	(229,121)
Unrealized loss on marketable securities	—	—	—	—	(541)	(541)
Balance as of June 30, 2025	565,316	$56	$4,612,488	$(3,587,635)	$(113)	$1,024,796

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

QuantumScape Corporation

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In Thousands)

	Six Months Ended June 30,
	2026	2025
Operating activities
Net loss	$(199,039)	$(229,121)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	28,148	37,805
Amortization of right-of-use assets and non-cash lease expense	5,132	4,114
Accretion of discounts on marketable securities	(8,254)	(9,113)
Stock-based compensation expense	57,834	66,894
Write-off of property and equipment	1,857	14,888
Other	(232)	(279)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets and other assets	814	3,108
Accounts payable, accrued liabilities and accrued compensation and benefits	(111)	(6,860)
Operating lease liability and other liabilities	(2,408)	(4,025)
Net cash used in operating activities	(116,259)	(122,589)
Investing activities
Purchases of property and equipment	(14,598)	(14,421)
Proceeds from maturities of marketable securities	514,243	537,564
Purchases of marketable securities	(493,466)	(384,132)
Other	220	278
Net cash provided by investing activities	6,399	139,289
Financing activities
Proceeds from exercise of stock options and employee stock purchase plan	3,607	15,659
Proceeds from issuance of common stock	—	1,033
Common stock issuance costs paid	—	(227)
Principal payment for finance lease	(1,752)	(1,580)
Cash received under collaboration agreement - related party	10,353	—
Net cash provided by financing activities	12,208	14,885
Net (decrease) increase in cash, cash equivalents and restricted cash	(97,652)	31,585
Cash, cash equivalents and restricted cash at beginning of period	244,179	158,914
Cash, cash equivalents and restricted cash at end of period	$146,527	$190,499
Supplemental disclosure:
Cash paid for interest	$944	$1,044
Purchases of property and equipment, not yet paid	$2,828	$7,051

The following table presents the Company’s cash, cash equivalents and restricted cash by category in the Company’s Condensed Consolidated Balance Sheets (Unaudited) (amounts in thousands):

	As of June 30,
	2026	2025
Cash and cash equivalents	$132,872	$172,451
Other assets	13,655	18,048
Total cash, cash equivalents and restricted cash	$146,527	$190,499

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

QuantumScape Corporation

Notes to Condensed Consolidated Financial Statements (Unaudited)

June 30, 2026

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

The Company is focused on the development and commercialization of its solid-state lithium-metal battery technology. Planned principal operations have not yet commenced. As of June 30, 2026, the Company had not derived revenue from its principal business activities.

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

Since 2012, the Company has had a relationship with the Volkswagen Group, including its affiliates Volkswagen Group of America, Inc. (“VWGoA”) and Volkswagen Group of America Investments, LLC (“VGA”), collectively referred to as “Volkswagen.” Volkswagen, as a related party, is an approximately 27.3% and 26.2% voting interest holder of the Company as of June 30, 2026 and December 31, 2025, respectively.

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

Unaudited Interim Condensed Consolidated Financial Statements

The accompanying interim Condensed Consolidated Balance Sheets as of June 30, 2026, the interim Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), the interim Condensed Consolidated Statements of Stockholders’ Equity for the three and six months ended June 30, 2026 and 2025, and the interim Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2026 and 2025, are unaudited. The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited annual consolidated financial statements and, in management’s opinion, include adjustments consisting of only normal recurring adjustments necessary for the fair statement of the Company’s financial position as of June 30, 2026 and its results of operations for the three and six months ended June 30, 2026 and 2025, and cash flows for the six months ended June 30, 2026 and 2025. The financial data and the other financial information disclosed in the notes to these condensed consolidated financial statements related to the three-month period is also unaudited. The results of operations for the three and six months ended June 30, 2026 and 2025 are not necessarily indicative of the results to be expected for the full fiscal year or any other period.

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

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to credit risk consist principally of cash and cash equivalents and marketable securities. As of June 30, 2026 and December 31, 2025, approximately $75.7 million and $117.8 million of our total cash and cash equivalents and marketable securities, are held in U.S. money market funds, and $558.3 million and $590.8 million are invested in U.S. government and agency securities, respectively. The Company seeks to mitigate its credit risk with respect to cash and cash equivalents and marketable securities by making deposits with what we believe to be large, reputable financial institutions and investing in high credit rated shorter-term instruments.

Cash and Cash Equivalents and Restricted Cash

Management considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

Restricted cash is maintained under an agreement that legally restricts the use of such funds and is reported within other assets as the date of availability or disbursement for all restricted cash is more than one year from June 30, 2026.

Restricted cash is comprised of $13.7 million as of both June 30, 2026 and December 31, 2025, all of which is pledged as a form of security for the Company’s lease agreements for its facilities. The restricted cash is maintained in certificates of deposits as of June 30, 2026.

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

Impairment of Long-Lived Assets

The Company evaluates the carrying value of long-lived assets when indicators of impairment exist. The carrying value of a long-lived asset is considered impaired when the estimated separately identifiable, undiscounted cash flows from such an asset are less than the carrying value of the asset. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair value of the long-lived asset. During the three and six months ended June 30, 2026, the Company recorded approximately $1.2 million and $1.9 million in impairment charges, respectively, related to assets with no remaining future benefit. During the three and six months ended June 30, 2025, the Company recorded approximately $14.8 million and $14.9 million in impairment charges, respectively, related to assets no longer in use. These charges are recorded in Research and Development expense in the Consolidated Statements of Operations and Comprehensive Income (Loss).

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

The Company has determined that it operates in one operating segment and one reportable segment, as the CODM reviews financial information presented on a consolidated basis. The operating segment has not derived revenue from its business activities as of June 30, 2026. The CODM uses net loss for purposes of making operating decisions, allocating resources, and evaluating financial performance. For the three and six months ended June 30, 2026 significant expenses include non-cash stock-based compensation of $27.3 million and $57.8 million, depreciation and amortization of $13.4 million and $28.1 million, and personnel costs of $35.2 million and $71.2 million, respectively. For the three and six months ended June 30, 2025, significant expenses include non-cash stock-based compensation of $26.3 million and $66.9 million, depreciation and amortization of $19.5 million and $37.8 million, write-off of property and equipment of $14.8 million and $14.9 million, and personnel costs of $34.6 million and $72.6 million, respectively. Other expenses include materials, facilities, other research, development, and administrative expenses, which are recorded within operating expenses. Other segment items included in consolidated net loss are interest income, interest expense, and other income (expense), which are reflected in the Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and six months ended June 30, 2026, and 2025.

The long-lived assets outside of United States are not material as of June 30, 2026. The measure of segment assets is reported on the consolidated balance sheet as total assets. Refer to the Consolidated Balance Sheets as of June 30, 2026 and December 31, 2025 for total consolidated assets.

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

Stock-Based Compensation

The Company measures and recognizes compensation expense for all stock-based awards made to employees and directors, including stock options, restricted stock units and restricted shares, based on estimated fair values recognized over the requisite service period. The Company accounts for forfeitures when they occur. The Company recognized no stock-based compensation expense related to stock options for the three months ended June 30, 2026. Such expense was immaterial for the six months ended June 30, 2026.

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

The fair values of restricted stock units granted with service and performance conditions (“Milestone PSUs”) are based on the closing price of the Company’s Class A Common Stock on the grant date. The vesting schedule of such awards is based entirely on the attainment of both service and performance conditions. Each quarter the Company assesses whether it is probable that it will achieve each performance condition and if so, the future time when the Company expects to achieve that performance condition, the “expected vesting date”. When the Company first determines that a performance condition has become probable of being achieved, the Company allocates the entire expense for the related tranche over the number of quarters between the grant date and expected vesting date, which represents the requisite service period. The requisite service period at any given time is generally the period between the grant date and the expected time when the performance condition will be achieved with the service condition also being met.

The fair values of performance stock units with a service condition and a market condition based on the Company’s relative total shareholder return (“TSR”) measured against a designated peer group (“Market PSUs”) are estimated at the grant date using a Monte Carlo simulation model. This valuation method considers the potential range of TSR outcomes relative to the peer group over the performance period and uses assumptions including the expected volatility of the Company’s stock price for the period, risk-free interest rate, and individual correlation to the peer group. The requisite service period is the three-year performance period, and the awards vest at the end of that period subject to the grantee’s continued service through the vesting date. The number of units that ultimately vest depends on the level of the market condition achieved. The fair value of the award is determined at the grant date and is not subsequently adjusted for changes in the Company’s TSR or the likelihood of achieving the market condition. Stock-based compensation expense is recognized on a straight-line basis over the vesting term of the awards, regardless of whether the market condition is ultimately achieved.

The Company’s 2020 Employee Stock Purchase Plan (the “ESPP”) is compensatory in accordance with ASC 718-50-25. The Company measures and recognizes compensation expense for shares to be issued under the ESPP based on estimated grant date fair value recognized on a straight-line basis over the offering period.

The ESPP provides eligible employees with the opportunity to purchase shares of the Company’s Class A Common Stock at a discount through payroll deductions. Stock-based compensation expense related to the ESPP was immaterial for the three and six months ended June 30, 2026.

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

The Company has no material provision for income taxes for the three and six months ended June 30, 2026 and 2025. The Company has no material current tax expense from losses and no deferred expense from the valuation allowance. The Company’s effective tax rate differs from the U.S. statutory rate primarily due to a valuation allowance against its net deferred tax assets as it is more likely than not that some or all of the deferred tax assets will not be realized.

Note 3. Recent Accounting Pronouncements

Recent Accounting Pronouncements Not Yet Adopted

In November 2024, the FASB issued Accounting Standards Update (“ASU”) 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which requires disclosure of specified information about certain costs and expenses in the notes to financial statements at interim and annual reporting periods. The ASU is effective for all public business entities for annual periods beginning after December 15, 2026 and interim periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted for annual financial statements that have not yet been issued or made available for issuance. The Company is currently evaluating the impact that the adoption of this standard will have on its consolidated financial statements.

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

Note 4. Fair Value Measurement

The Company’s financial assets subject to fair value measurements on a recurring basis and the level of inputs used for such measurements were as follows (amounts in thousands):

	Fair Value Measured as of June 30, 2026
	Level 1	Level 2	Total
Assets included in:
Money market funds(1)	$75,654	$—	$75,654
Commercial paper(2)	—	56,686	56,686
U.S. government and agency securities(2)	—	558,279	558,279
Corporate notes and bonds(2)	—	157,907	157,907
Total fair value	$75,654	$772,872	$848,526

	Fair Value Measured as of December 31, 2025
	Level 1	Level 2	Total
Assets included in:
Money market funds(1)	$117,773	$—	$117,773
Commercial paper(2)	—	141,108	141,108
U.S. government and agency securities(2)	—	590,808	590,808
Corporate notes and bonds(2)	—	99,608	99,608
Total fair value	$117,773	$831,524	$949,297

(1)
Money market funds are included in cash and cash equivalents on the Condensed Consolidated Balance Sheets.
(2)
Marketable securities consist of commercial paper, U.S. government and agency securities, corporate notes and bonds. As of June 30, 2026 and December 31, 2025, marketable securities with original maturities of three months or less of $46.7 million and $91.2 million, respectively, are included in cash and cash equivalents on the Condensed Consolidated Balance Sheets.

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

The Company had no financial liabilities subject to fair value measurements on a recurring basis as of June 30, 2026 and December 31, 2025.

There have been no changes to the valuation methods utilized during the six months ended June 30, 2026. As of June 30, 2026 and December 31, 2025, the carrying values of cash and cash equivalents, accounts payable and accrued liabilities approximate their respective fair values due to their short-term nature.

Marketable Securities

The following table summarizes, by major security type, the Company’s assets that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy. Amortized cost net of unrealized gain (loss) is equal to fair value as of June 30, 2026 and December 31, 2025. The fair value as of June 30, 2026 and December 31, 2025 are as follows (amounts in thousands):

	June 30, 2026
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Level 1 securities
Money market funds	$75,654	$—	$—	$75,654
Level 2 securities
Commercial paper	56,686	—	—	56,686
U.S. government and agency securities	559,045	7	(773)	558,279
Corporate notes and bonds	158,135	2	(230)	157,907
Total	$849,520	$9	$(1,003)	$848,526

	December 31, 2025
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Level 1 securities
Money market funds	$117,773	$—	$—	$117,773
Level 2 securities
Commercial paper	141,108	—	—	141,108
U.S. government and agency securities	590,215	593		590,808
Corporate notes and bonds	99,557	68	(17)	99,608
Total	$948,653	$661	$(17)	$949,297

Realized gains and losses and interest income from the investment are included in interest income.

The Company regularly reviews its available-for-sale marketable securities in an unrealized loss position and evaluates the current expected credit loss by considering factors such as historical experience, market data, issuer-specific factors, and current economic conditions. The following tables display additional information regarding gross unrealized losses and fair value by major security type for the 71 and 3 marketable securities in unrealized loss positions held by the Company as of June 30, 2026 and December 31, 2025, respectively (amounts in thousands):

	June 30, 2026
	Less than 12 Consecutive Months		12 Consecutive Months or Longer		Total
	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value
U.S. government and agency securities	$(773)	$495,786	$—	$—	$(773)	$495,786
Corporate notes and bonds	(230)	140,264	—	—	(230)	140,264
Total	$(1,003)	$636,050	$—	$—	$(1,003)	$636,050

	December 31, 2025
	Less than 12 Consecutive Months		12 Consecutive Months or Longer		Total
	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value
U.S. government and agency securities	$—	$—	$—	$—	$—	$—
Corporate notes and bonds	(17)	17,253	—	—	(17)	17,253
Total	$(17)	$17,253	$—	$—	$(17)	$17,253

The unrealized losses were attributable to changes in interest rates that impacted the value of the investments, and not increased credit risk. There were no sales of available-for-sale marketable securities during the three and six months ended June 30, 2026 and 2025. The Company does not intend to sell the investments that are in an unrealized loss position, nor is it more likely than not that the Company will be required to sell the investments before the recovery of the amortized cost basis, which may be its maturity. Accordingly, the Company did not record an allowance for credit losses associated with these investments.

The estimated amortized cost and fair value of available-for-sale securities by contractual maturity as of June 30, 2026 are as follows (amounts in thousands):

	June 30, 2026
	Amortized Cost	Fair Value
Due within one year	$831,612	$830,667
Due after one year and through five years	17,908	17,859
Total	$849,520	$848,526

Note 5. Balance Sheet Components

Property and Equipment

Property and equipment as of June 30, 2026 and December 31, 2025 consisted of the following (amounts in thousands):

	June 30,	December 31
	2026	2025
Computer equipment, hardware, and software	$7,451	$7,275
Furniture and fixtures	123,819	123,806
Leasehold improvements	114,034	110,693
Machinery and equipment	165,580	160,009
Construction-in-progress	34,426	41,782
Property and equipment, gross	445,310	443,565
Accumulated depreciation and amortization	(215,875)	(192,116)
Property and equipment, net	$229,435	$251,449

Depreciation and amortization expense related to property and equipment was $13.1 million and $19.2 million for the three months ended June 30, 2026 and 2025, respectively. Depreciation and amortization expense related to property and equipment was $27.7 million and $37.4 million for the six months ended June 30, 2026 and 2025, respectively.

Accrued Liabilities

Accrued liabilities as of June 30, 2026 and December 31, 2025 consisted of the following (amounts in thousands):

	June 30,	December 31,
	2026	2025
Litigation-related accrual	$4,655	$3,900
Accrued property and equipment	1,922	4,243
Other	8,384	6,378
Accrued liabilities	$14,961	$14,521

Other Liabilities

Other liabilities as of June 30, 2026 and December 31, 2025 consisted of the following (amounts in thousands):

	June 30,	December 31,
	2026	2025
Asset retirement obligation	$14,041	$13,710
Long-term advance payments and others	1,164	1,164
Other liabilities	$15,205	$14,874

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

The Company’s leases do not have any contingent rent payments and do not contain residual value guarantees.

The components of lease related expense are as follows (amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Lease costs	2026	2025	2026	2025
Finance lease costs:
Amortization of right-of-use assets	$1,468	$719	$2,935	$1,437
Interest on lease liabilities	466	516	944	1,044
Operating lease costs	1,726	2,256	3,446	4,506
Sublease income	(436)	—	(872)	—
Variable lease costs	679	1,021	1,293	2,298
Total lease expense	$3,903	$4,512	$7,746	$9,285

The components of supplemental cash and non-cash information related to leases are as follows (amounts in thousands):

	Six Months Ended June 30,
	2026	2025
Operating outgoing cash flows - finance lease	$944	$1,044
Financing outgoing cash flows - finance lease	1,752	1,580
Operating outgoing cash flows - operating lease	3,554	4,519
Right-of-use assets obtained in exchange for new operating lease liabilities	217	—

The table below displays additional information for leases as of June 30, 2026 and December 31, 2025:

	June 30, 2026	December 31, 2025
Finance lease
Weighted-average remaining lease term - finance lease (in years)	6.3	6.8
Weighted-average discount rate - finance lease	6.06%	6.06%
Operating lease
Weighted-average remaining lease term - operating lease (in years)	6.1	6.6
Weighted-average discount rate - operating lease	6.52%	6.52%

As of June 30, 2026, future minimum payments during the next five years and thereafter are as follows (amounts in thousands):

Fiscal Year	Operating Leases	Finance Lease
2026 (remaining six months)	$3,600	$2,721
2027	7,307	5,566
2028	7,126	5,719
2029	7,129	5,876
2030	7,343	6,038
2031	7,563	6,204
Thereafter	5,167	4,228
Total	45,235	36,352
Less present value discount	(8,229)	(6,240)
Lease liabilities	$37,006	$30,112

As the Company’s lease agreements do not provide an implicit rate, the Company used an estimated incremental borrowing rate that will be incurred to borrow on a collateralized basis over a similar term at the lease commencement date or modification date in determining the present value of lease payments.

Asset Retirement Obligations

The Company establishes assets and liabilities for the present value of estimated future costs to return certain of our leased facilities to their original condition upon the termination or expiration of a lease. The recognition of an asset retirement obligation requires the Company to make assumptions and judgments including the actions required to satisfy the liability, inflation rates and the credit-adjusted risk-free rate. The initially recognized asset retirement cost is included in the leasehold improvements, and amortized using the same method and useful life as the long-lived asset to which it relates. Accretion expense is recognized over time as the discounted liability is accreted to its expected settlement value. The Company recorded asset retirement obligation of approximately $14.0 million and $13.7 million as of June 30, 2026 and December 31, 2025, respectively, in Other liabilities in the Condensed Consolidated Balance Sheets.

Note 7. Commitments and Contingencies

From time to time, and in the ordinary course of business, the Company is subject to certain claims, charges and litigation concerning matters arising in connection with the conduct of the Company’s business activities.

Shareholder Derivative Litigation

Two shareholder derivative suits were filed in February 2021 in the United States District Court for the Northern District of California against current and former officers and directors of the Company and have been consolidated into one action. VGA is also a defendant. The Company is the nominal defendant. The operative complaint alleges that the individual defendants breached various duties to the Company and contains similar allegations to the settled and dismissed securities class action previously brought against the Company and three of its executives in January 2021, in which it was alleged that materially false and misleading statements were made concerning the Company’s business, operations, and prospects, including information regarding its battery technology. The action is currently stayed. Another derivative suit was filed in October 2024 in the same court. The action was related to the consolidated action and is currently stayed.

In June through August 2022, four derivative suits were filed in the Court of Chancery of the State of Delaware against current and former directors and officers of the Company. The Company is the nominal defendant. The complaints allege that the individual defendants breached various duties to the Company. VGA is named as a defendant in three of those actions. In September 2022, the actions were consolidated and stayed. A consolidated amended complaint was filed in July 2024.

A derivative action was filed in the United States District Court for the District of Delaware on February 22, 2024, against current and former directors and officers of the Company. The Company is the nominal defendant. The complaint alleges that the individual defendants breached various duties to the Company and includes a claim for contribution related to the securities class action. The complaint also alleges that plaintiff previously sent a litigation demand to the Board and alleges that the demand has effectively been rejected. The action is currently stayed.

Two additional derivative actions were filed in the Court of Chancery of the State of Delaware in May 2024 and October 2024, against current and former directors and officers of the Company. The Company is the nominal defendant. The complaints allege that the individual defendants breached various duties to the Company. The complaints also allege that the plaintiffs previously sent a litigation demand to the Board and allege that the demands had effectively been rejected. The action filed in May 2024 is currently stayed.

A settlement in principle addressing remedial actions related to the above-described derivative actions was reached in February 2026. No settlement amount has been determined yet, and the specific terms remain subject to negotiation, final documentation, notice to stockholders, and court approval.

Private Attorneys General Actions

The Company is a defendant in two Private Attorneys General Act (“PAGA”) wage-and-hour actions filed in Santa Clara County Superior Court by former employees, along with a related class action in arbitration. The complaints allege violations of California’s Labor Code. The actions are presently stayed. The Company denies the allegations. In June 2026, the parties reached an agreement to settle the claims for an immaterial amount. Such agreement was approved by the court in July 2026.

For many legal matters, particularly those in early stages, the Company cannot reasonably estimate the possible loss (or range of loss), if any. The Company records an accrual for legal matters at the time or times it determines that a loss is both probable and reasonably estimable. As of June 30, 2026 and December 31, 2025, the amount accrued for each matter was individually not material, and the aggregate amount accrued was approximately $4.7 million as of June 30, 2026 and $4 million as of December 31, 2025. Regarding matters for which no accrual has been made (including the potential for losses in excess of amounts accrued), the Company currently believes, based on its own investigations, that any losses (or ranges of losses) that are reasonably possible and estimable will not, in the aggregate, have a material adverse effect on its financial position, results of operations, or cash flows. However, the ultimate outcome of legal proceedings involves judgments, estimates, and inherent uncertainties and cannot be predicted with certainty. Should the ultimate outcome of any legal matter be unfavorable, the Company’s business, financial condition, results of operations, or cash flows could be materially and adversely affected. The Company may also incur substantial legal fees, which are expensed as incurred, in defending against legal claims.

Other commitments

The Company’s minimum purchase commitments consist of non-cancellable agreements to purchase goods and services, primarily for materials, and licenses and hosting services, entered into in the ordinary course of business.

As of June 30, 2026, future minimum purchase commitments in aggregate during the next five years and thereafter are as follows (amounts in thousands):

Fiscal Year	Minimum Purchase Commitments
2026 (remaining six months)	$1,477
2027	2,475
2028	812
2029	505
2030	483
2031	483
Thereafter	638
Total	$6,873

Note 8. Stockholders’ Equity

As of June 30, 2026 and December 31, 2025, 1,350,000,000 shares, $0.0001 par value per share, are authorized, of which, 1,000,000,000 shares are designated as Class A Common Stock, 250,000,000 shares are designated as Class B Common Stock, and 100,000,000 shares are designated as Preferred Stock.

Common Stock

Holders of common stock are entitled to dividends when, as, and if, declared by the Company’s Board of Directors (the “Board”), subject to the rights of the holders of all classes of stock outstanding having priority rights to dividends. As of June 30, 2026, the Company had not declared any dividends. The holder of each share of Class A Common Stock is entitled to one vote, and the holder of each share of Class B Common Stock is entitled to ten votes.

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

As of June 30, 2026, 163,592,934 shares of Class A Common Stock are authorized for issuance pursuant to awards under the 2020 Plan, plus any shares of Class A Common Stock subject to stock options, restricted stock units or other awards that were assumed in the Business Combination and terminate as a result of being unexercised or are forfeited or repurchased by the Company, with the maximum number of shares to be added to the 2020 Plan equal to 69,846,580 shares of Class A Common Stock.

Stock Options

There were no options granted during the six months ended June 30, 2026 or June 30, 2025. The aggregate intrinsic value of options exercised during the six months ended June 30, 2026 and 2025 was $2.2 million and $29.7 million, respectively. As of June 30, 2026, about 3.2 million shares subject to options were outstanding and exercisable with aggregate intrinsic value of $12.2 million and weighted average remaining contractual term of 3.1 years.

As of June 30, 2026, there was no unrecognized compensation cost related to stock options.

Extraordinary Performance Award (“EPA”) Program

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

In February 2025, certain named executive officers and certain other senior employees entered into agreements with the Company to waive the stock options granted to them under the Company’s 2021 EPA Program. The total number of shares of the Company’s Class A Common Stock underlying such waived stock options was 4.0 million. As such, these stock options were cancelled in February 2025. In February 2026, certain other senior employees entered into agreements with the Company to waive the stock options granted to them under the Company’s 2021 EPA Program. The total number of shares of the Company’s Class A Common Stock underlying such waived stock options was 0.8 million, which represents the remaining awards under the EPA Program. As such, all remaining awards under the EPA Program were cancelled and no outstanding awards under the EPA program as of June 30, 2026.

For the six months ended June 30, 2026, the Company recorded an immaterial stock-based compensation expense related to the EPA Program. No such expense was recorded for the three months ended June 30, 2026. For the three months ended June 30, 2025, the Company recorded a credit in stock-based compensation expense of $0.8 million primarily due to forfeited awards in the current period related to the EPA Program. For the six months ended June 30, 2025, the Company recorded stock-based compensation expense of $5.2 million related to the EPA Program, including $5.7 million for the EPA awards cancelled in February 2025 where the unamortized expense was fully recognized. As of June 30, 2026, there was no unrecognized stock-based compensation expense related to the EPA Program.

Restricted Stock Units Activities

In 2024, 2025 and the six months ended June 30, 2026, the Company granted 4.2 million, 5.4 million and 3.8 million Milestone PSUs, respectively, to members of the Company’s management team and certain other employees under the Company’s 2020 Plan. The performance conditions for these PSUs are related to the Company’s product development and commercial milestones through May 2029. These Milestone PSUs will expire in May 2027, May 2028 and May 2029, respectively, if performance conditions are not met. For the three and six months ended June 30, 2026, the Company recorded stock-based compensation expense of $2.9 million and $8.0 million, respectively, related to these Milestone PSUs, for the product development milestones achieved or considered probable of achievement. For the three and six months ended June 30, 2025, the Company recorded stock-based compensation expense of $3.0 million and $6.8 million, respectively, related to these Milestone PSUs, for the product development milestones achieved or considered probable of achievement. As of June 30, 2026, the Company had approximately $4.5 million of total unrecognized stock-based compensation expense related to the Milestone PSUs for the milestone currently considered not probable of achievement.

During the three and six months ended June 30, 2026, the Company granted 1.3 million Market PSUs to members of the Company’s management team and certain other employees under the Company’s 2020 Plan. The fair value of the Market PSU is measured on the grant date using a Monte Carlo simulation model. The market condition is the Company’s TSR relative to the TSR of the peer group, expressed in terms of the Company’s TSR percentile rank among the peer group, over a three-calendar-year performance period. Vesting of the Market PSUs is also subject to the grantee’s continued service through the end of the performance period.

Below are the significant assumptions used in the Monte Carlo simulation to determine the grant-date fair value for the Market PSUs:

Six Months Ended June 30,
2026
Volatility	84.87%
Risk-free interest rate	3.69%
Expected term (in years)	2.72
Expected dividend	—

The grant-date fair value of the Market PSUs granted during the three and six months ended June 30, 2026 was $9.22 per unit. For the three and six months ended June 30, 2026, the Company recorded an immaterial expense related to the Market PSUs.

The Company’s Bonus Plan is settled in the form of restricted stock units to eligible employees upon the achievement of certain service and performance conditions. These performance conditions are related to the Company’s product development, operational, and business milestones for the year. The stock-based compensation expense related to the Bonus Plan were recorded as liabilities under Accrued compensation and benefits prior to the settlement of vested restricted stock units, upon which the liability is reclassified into equity. In February 2026, approximately 2.3 million restricted stock units were granted and vested under the 2025 Bonus Plan for settlement, and as a result, approximately $14.3 million was reclassified from Accrued compensation to additional paid-in capital. This represents a non-cash financing activity during the six months ended June 30, 2026. For the three months ended June 30, 2026 and 2025, the Company recorded $3.7 million and an immaterial credit, respectively, to stock-based compensation related to the Bonus Plans. For the six months ended June 30, 2026 and 2025, the Company recorded stock-based compensation expense of approximately $8.9 million and $7.1 million, respectively, related to the current year and prior year Bonus Plans. No shares have been granted under the 2026 Bonus Plan as of June 30, 2026.

Restricted stock units with service conditions only (“RSU”) and PSU activities under the Plans are as follows:

	RSUs Outstanding		PSUs Outstanding
	Number of Units (in thousands)	Weighted Average Grant Date Fair Value	Number of Units (in thousands)	Weighted Average Grant Date Fair Value
Balance as of December 31, 2025	28,957	$5.17	7,376	$4.75
Granted	10,306	7.12	7,481	7.32
Vested	(6,393)	6.10	(4,326)	6.19
Forfeited	(1,221)	5.55	—	—
Balance as of June 30, 2026	31,649	$5.60	10,531	$5.98

The fair value of RSUs which vested during the six months ended June 30, 2026 and June 30, 2025 was $49.2 million and $27.4 million, respectively. The fair value of PSUs which vested during the six months ended June 30, 2026 was $30.8 million, consisting of the settlement under the 2025 Bonus Plan and the Milestone PSUs granted to the management team and certain other employees. The fair value of PSUs which vested during the six months ended June 30, 2025 was $32.9 million, consisting of the final settlement under the 2024 Bonus Plan and the Milestone PSUs granted to management team and certain other employees.

As of June 30, 2026, unrecognized stock-based compensation expense related to unvested RSUs and PSUs considered probable of vesting was $164.1 million and $38.6 million, respectively, and is expected to be recognized over a weighted average period of 2.9 years and 2.1 years, respectively.

Stock-Based Compensation Expense

Total stock-based compensation expense recognized in the accompanying Condensed Consolidated Statements of Operations and Comprehensive Loss for all awards is as follows (amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Research and development	$18,066	$17,169	$37,661	$42,907
General and administrative	9,259	9,086	20,173	23,987
Total stock-based compensation expense	$27,325	$26,255	$57,834	$66,894

Note 9. Net Loss Per Share

Basic net loss per share is computed by dividing the net loss by the weighted-average number of shares of common stock outstanding during the period. Diluted earnings per share adjusts basic earnings per share for the potentially dilutive impact of stock options. As the Company has reported a loss for the three and six months ended June 30, 2026 and 2025, potentially dilutive securities are antidilutive and accordingly, basic net loss per share equals diluted net loss per share.

The following table sets forth the computation of basic and diluted loss per share of Class A Common Stock and Class B Common Stock (amounts in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Numerator:
Net loss	$(98,240)	$(114,698)	$(199,039)	$(229,121)
Denominator:
Basic and Diluted weighted-average common shares outstanding	617,077	561,698	614,062	554,890
Basic and Diluted net loss per share	$(0.16)	$(0.20)	$(0.32)	$(0.41)

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

The following table presents the potential common stock outstanding that was excluded from the computation of diluted net loss per share of common stock as of the periods presented because including them would have been antidilutive (amounts in thousands):

	As of June 30,
	2026	2025
Options	3,202	9,836
RSUs	31,649	37,102
PSUs	12,802	9,734
Total	47,653	56,672

Note 10. Related Party Transactions

In July 2025, the Company entered into an Amended and Restated Collaboration Agreement (the “PowerCo Amendment”) with PowerCo SE (“PowerCo”), a battery cell company wholly owned by the Volkswagen Group, which is a major investor in the Company, for the industrialization by PowerCo of QS technology based on QSE-5.

Under the PowerCo Amendment, QS and PowerCo entered into a statement of work outlining the scope and responsibilities of the joint scale-up team working on the Company’s battery development. Under the PowerCo Amendment, PowerCo agreed that it would contribute up to $130.7 million for the project over the next two years, subject to the completion of certain technical milestones and other project goals by the joint scale-up team. The Amendment does not require the Company to repay funds contributed under the statement of work, and there are no restrictions on the use of the cash receipts.

The Company determined that such payments should be accounted for in accordance with ASC 730-20 Research and Development Arrangements, as there is a presumption of a repayment obligation due to the significant related party relationship between the parties. Further, ASC 470-50 Debt – Modifications and Extinguishments indicates extinguishment transactions between related entities may be in essence capital transactions. During the three and six months ended June 30, 2026, the Company received $10.4 million from PowerCo and such amount was recorded as a capital contribution to Additional Paid-In Capital in the Consolidated Statement of Shareholders’ Equity upon legal extinguishment. No shares were issued related to this capital transaction.

Note 11. Subsequent Events

In July 2026, the Company and PowerCo entered into an amendment (the “2026 Amendment”) to the PowerCo Amendment to update the program structure and milestones. The 2026 Amendment replaces the prior statement of work and related cost reimbursement structure with payments based on the achievement of milestones, including the delivery and validation of battery cells over the next two years. Under the 2026 Amendment, the maximum aggregate amount the Company will receive from PowerCo for the program is $75.4 million, inclusive of amounts paid to date.

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

We are a development-stage company with no revenue to date, have incurred a loss from operations of approximately $106.1 million and $215.3 million, respectively, for the three and six months ended June 30, 2026, and an accumulated deficit of approximately $4.0 billion from our inception through June 30, 2026. We expect to incur significant expenses and continuing losses for the foreseeable future.

Key Trends, Opportunities and Uncertainties

We are a pre-revenue company. We believe that our performance and future success depend on several factors that present significant opportunities for us but also pose significant risks and challenges, including those discussed below and in the section titled “Risk Factors” appearing elsewhere in this Report.

Product Development

We have demonstrated capabilities of our solid-state separator and battery technology in single-layer and multilayer cell cycling data, and in 2022, shipped our first A0 prototype battery cells to multiple original equipment manufacturers (“OEMs”) for testing. Following that shipment, we continued focusing our research and development on subsequent generations of prototype samples incorporating advances in cell functionality, process and reliability, as well as bringing online our pilot line in San Jose, California. In 2023, we announced our first targeted commercial product, the QSE-5, a cell with a capacity of approximately 5 amp-hours. In 2024, we began producing low volumes of our first B-sample cells, and we began shipping these cells for automotive customer testing. These are B-samples of our first product, QSE-5, with an energy density of over 800 Wh/L and <15 minute 10% to 80% fast-charging capability. In 2025, together with Volkswagen and PowerCo, we had the first live demonstration of our solid-state lithium-metal battery technology powering a Ducati V21L electric motorcycle at the IAA Mobility event. The demonstration included B1 samples of our QSE-5 cell from our more efficient separator production processes. In 2025, we also installed our highly automated battery cell pilot production line at our facilities in San Jose, California to, upon ramp up, provide a sufficient quantity of separators and cells for internal development, customer sampling, and higher volumes of QSE-5 cells; in February 2026, we inaugurated the line and began the line’s initial ramp up in capacity.

Our research and development currently includes programs for the following areas:

•
Continued improvement of the cathode. Our cathodes use a conventional cathode active material such as nickel-manganese-cobalt mixed with a catholyte made of an organic liquid. We plan to benefit from industry cathode chemistry improvements and/or cost reduction, which in the future may include use of other cathode active materials, including cobalt-free compositions (e.g., lithium-iron-phosphate), as well as cathode processing advances such as dry electrode processing. Over the years, we have developed catholytes made of differing mixtures of organic liquid electrolyte in an effort to optimize performance across multiple metrics such as voltage, temperature, power, and safety, among others. We continue to test solid, gel and liquid catholytes from time to time in our cells. The solid catholyte is part of our ongoing research and development investigation into inorganic catholytes. Our solid-state cathode platform is being designed to enable higher rates of charge and discharge for even thicker cathode electrodes, which, when combined with a lithium-metal anode, may further increase cell energy densities.
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

In 2025 we integrated our higher throughput separator production process into baseline cell production. Our Cobra separator process is intended to improve throughput, efficiency, footprint, and scalability of our separator production. We are focused on the throughput and capability of our pilot line in San Jose, California. As part of the continued expansion of our throughput we are automating our production process and purchasing higher throughput battery-cell production equipment.

In 2025, we installed our highly automated battery cell pilot production line at our facilities in San Jose, California and inaugurated the line in February 2026, beginning its initial ramp up. Our pilot line, upon ramp up, is intended to serve four purposes. First, to provide a sufficient quantity of separators and cells for internal development and customer sampling and testing. Second, to provide the basis for continued production process development and to help inform equipment selection and specifications for future production activities by us or our partners. Third, we target the initial production of QSE-5 cells from the pilot line. Fourth, to support collaboration and future technology transfer activities as part of the collaboration and licensing arrangements with PowerCo as well as potential future commercial arrangements. Delays in the successful start-up and continued development of our pilot line may impact both our development and future scale-up timelines.

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

Commercialization and Market Focus

We are currently focused on automotive EV applications, which have among the most stringent sets of requirements for batteries. Meanwhile, we see opportunities for our solid-state battery technology in other large and growing markets including consumer electronics, data centers, aerospace & defense, and others and we intend to explore such opportunities as appropriate. The automotive qualification process generally includes several major delivery milestones of A, B and C samples. Each major sampling stage may consist of several generations of increasingly mature prototypes. The timelines for each stage involve uncertainty and will be influenced by a number of factors, including product and process development risks; the specification, ordering, and qualification of production equipment; other supply chain dynamics; and OEM validation timeframes.

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

In July 2024, we entered into the Collaboration Agreement with PowerCo (the “Collaboration Agreement”) with the goal of PowerCo industrializing QS technology based on QSE-5. PowerCo was formed by Volkswagen in 2022 as a company intended to consolidate Volkswagen’s activities in the development and production of battery cells. In connection with the Collaboration Agreement and subject to the completion of certain milestones, we and PowerCo intend to enter into the PowerCo IP License Agreement under which we will grant PowerCo a non-exclusive, limited, royalty-bearing license to use the QS technology based on QSE-5 for the purpose of manufacturing and selling batteries primarily for automotive applications, and PowerCo will pre-pay an initial royalty fee of $130 million, against which any future royalties due will be credited. The initial royalty is subject to a time-based diminishing clawback if the PowerCo IP License Agreement is terminated early by PowerCo under certain conditions. In July 2025, we entered into an amendment and restatement of the Collaboration Agreement (the “PowerCo Amendment”, together with the Collaboration Agreement, the “PowerCo Collaboration Agreement”), and entered into a statement of work outlining the scope and responsibilities of the joint scale-up team working at our battery development pilot line in San Jose, California for the development, validation, demonstration, and initial commercialization of QS battery cell technology based on QSE-5 and toward the transfer of such technology into cell size determined by PowerCo (the “Project”). In July 2026, we and PowerCo entered into an amendment (the “2026 Amendment”) to the PowerCo Amendment to update the program structure and milestones. The 2026 Amendment replaces the prior statement of work and related cost reimbursement structure with payments based on the achievement of milestones, including the delivery and validation of battery cells over the next two years. Under the 2026 Amendment, the maximum aggregate amount we will receive from PowerCo for the program is $75.4 million, inclusive of amounts paid to date.

In addition to the signed agreements with PowerCo with the goal of commercializing our battery technology, we intend to continue working closely with automotive OEMs to make our solid-state battery cells widely available over time. We have also signed agreements, including customer sampling, technology evaluation and joint research and development agreements, with a number of OEMs, ranging from leading manufacturers by global revenue to premium performance and luxury carmakers, to collaborate with us in the testing and validating of our solid-state battery cells with the goal to include such cells into pre-production prototype vehicles and ultimately into serial production vehicles.

We believe that our technology enables a variety of business models and presents opportunities with a variety of potential customers, such as automotive OEMs, end-users, and licensees, as applicable. In addition to the collaboration with PowerCo, which contemplates a capital-light licensing arrangement, we may operate solely-owned manufacturing facilities, license technology or sell components to other manufacturers, or enter into joint venture arrangements, among other approaches. We intend to continue to invest in research and development to improve battery cell performance, improve production processes, and reduce cost.

Access to Capital

As of June 30, 2026, our cash and cash equivalents and marketable securities were approximately $859.0 million. Changes to our technology development, operating costs and scale-up, including our ability to meet the milestones for entry into the PowerCo IP License Agreement, receipt of the related initial royalty fee from PowerCo, and achievement of the Project milestones for receipt of Project contributions from PowerCo, could materially impact us and the availability of our capital resources. We may also need additional cash resources due to changed business conditions or other developments, including unanticipated delays in negotiations with automotive OEMs or other customers and tier-one automotive suppliers or other suppliers, supply chain challenges, competitive pressures, inflation, instability in global economic markets, increased trade tariffs, and regulatory developments, among others. To the extent that our current resources are insufficient to satisfy our cash requirements, we may need to seek additional equity or debt financing. If such financing is not available, or if the financing terms are onerous or less desirable than we expect, we may be forced to decrease our level of investment in product development or scale back our operations, which could have an adverse impact on our business and financial prospects.

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

Operating Expenses

Research and Development Expense

To date, our research and development expenses have consisted primarily of personnel-related expenses for scientists, experienced engineers and technicians as well as costs associated with the construction and ramp up of our pilot line in San Jose, including the material and supplies to support the product development and process engineering efforts. As we ramp up our engineering operations to complete the development of our solid-state, lithium-metal batteries and required process engineering to meet automotive cost targets, we anticipate that research and development expenses will increase significantly for the foreseeable future as we continue to invest in additional plant and equipment for product development (e.g., multilayer cell stacking, packaging engineering), building prototypes, and testing of battery cells as our team works to meet the full set of automotive product requirements. We also recognize significant non-cash stock-based compensation to employees directly involved in research and development activities. For stock-based compensation awards with performance conditions, such as the Milestone PSUs, the non-cash expense recognized is based on a probability assessment of the performance conditions, and as such, research and development expenses may fluctuate in the future as the performance conditions are re-assessed at each reporting period. For more information on the Milestone PSUs, see Note 8, Stockholders’ Equity, to our unaudited consolidated financial statements included elsewhere in this Report.

As we ramp toward commercialization of our technology, we will begin to incur expenses that are directly associated with such, including allocation of indirect costs from research and development.

General and Administrative Expense

General and administrative expenses consist mainly of personnel-related expenses for our executive, sales and marketing, insurance and other administrative functions as well as outside professional services, including legal, accounting and other advisory services. We are continuing to expand our supporting systems, in anticipation of planning for and supporting the commercialization of our technology and due to the ongoing requirements of being a public company. Accordingly, we expect our general and administrative expenses to increase in the near term and for the foreseeable future. Upon commencement of commercial operations, we also expect general and administrative expenses to include customer and sales support and advertising costs. We also recognize significant non-cash stock-based compensation to executives and certain employees. The non-cash expenses recognized for the Milestone PSUs are based on a probability assessment of the performance conditions, and as such, general and administrative expenses may fluctuate in the future as the performance conditions are re-assessed at each reporting period.

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

Income Tax (Provision) Benefit

Our income tax provision consists of an estimate for U.S. federal and state income taxes and foreign income tax based on enacted rates, as adjusted for allowable credits, deductions, uncertain tax positions, changes in deferred tax assets and liabilities, and changes in tax law. We maintain a valuation allowance against the full value of our U.S. federal, state, and foreign deferred tax assets because we believe the recoverability of the tax assets is not more likely than not.

Results of Operations

Comparison of the Three and Six Months Ended June 30, 2026 to the Three and Six Months Ended June 30, 2025

The following table sets forth our historical operating results for the periods indicated (amounts in thousands):

	Three Months Ended June 30,		$	%	Six Months Ended June 30,		$	%
	2026	2025	Change	Change	2026	2025	Change	Change
Operating expenses:
Research and development	$82,533	$101,177	$(18,644)	(18)%	$167,103	$196,766	$(29,663)	(15)%
General and administrative	23,594	22,409	1,185	5%	48,203	50,395	(2,192)	(4)%
Total operating expenses	106,127	123,586	(17,459)	(14)%	215,306	247,161	(31,855)	(13)%
Loss from operations	(106,127)	(123,586)	17,459	(14)%	(215,306)	(247,161)	31,855	(13)%
Other income (expense):
Interest expense	(466)	(516)	50	(10)%	(944)	(1,044)	100	(10)%
Interest income	8,355	8,940	(585)	(7)%	17,245	18,709	(1,464)	(8)%
Other income (expense)	191	288	(97)	(34)%	166	368	(202)	(55)%
Loss before income taxes	(98,047)	(114,874)	16,827	(15)%	(198,839)	(229,128)	30,289	(13)%
Income tax (provision) benefit	(193)	176	(369)	(210)%	(200)	7	(207)	(2957)%
Net loss	(98,240)	(114,698)	16,458	(14)%	(199,039)	(229,121)	30,082	(13)%
Other comprehensive income (loss):
Unrealized loss on marketable securities	(610)	(213)	(397)	186%	(1,638)	(541)	(1,097)	203%
Total comprehensive loss	$(98,850)	$(114,911)	$16,061	(14)%	$(200,677)	$(229,662)	$28,985	(13)%

Research and Development

The decrease in research and development expense in the three months ended June 30, 2026 compared to the three months ended June 30, 2025 primarily resulted from a decrease of $13.6 million in impairment loss, a decrease of $5.6 million in depreciation and amortization and a decrease of $2.1 million in facility costs, primarily offset by an increase of $1.3 million in materials costs and an increase of $0.9 million in non-cash stock-based compensation expense.

The decrease in research and development expense in the six months ended June 30, 2026 compared to the six months ended June 30, 2025 primarily resulted from a decrease of $13.0 million in impairment loss, a decrease of $8.3 million in depreciation and amortization, a decrease of $5.2 million in non-cash stock-based compensation expense and a decrease of $3.4 million in facility costs.

General and Administrative

The increase in general and administrative expenses in the three months ended June 30, 2026 compared to the three months ended June 30, 2025 primarily resulted from an increase of $0.9 million in professional service fees and office administration costs.

The decrease in general and administrative expenses in the six months ended June 30, 2026 compared to the six months ended June 30, 2025 primarily resulted from a decrease of $3.8 million in non-cash stock-based compensation expense, primarily offset by an increase of $1.3 million in professional service fees and office administration costs.

Other Income (Expense)

Interest Income

The decrease in interest income during the three and six months ended June 30, 2026 compared to the three and six months ended June 30, 2025 was mainly due to the decrease in interest rates.

Other Income (Expense)

Other income (expense) for the three and six months ended June 30, 2026 and the three and six months ended June 30, 2025, respectively, are not material individually or in aggregate.

Income Tax (Provision) Benefit

The income tax provision for the three and six months ended June 30, 2026 and 2025 were not material.

Liquidity and Capital Resources

As of June 30, 2026 and December 31, 2025, our cash and cash equivalents and marketable securities were approximately $859.0 million and $970.8 million, respectively. Our cash equivalents are invested in U.S. money market funds, U.S. Treasury bonds and commercial paper. Our marketable securities are invested in U.S. Treasury notes and bonds, commercial paper, and corporate notes and bonds.

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

During the year ended December 31, 2024, we sold 24.9 million shares of our Class A Common Stock pursuant to an at-the-market offering (the “ATM offering”) and received approximately $128.5 million in proceeds, net of issuance costs paid.

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

Cash Flows and Material Cash Requirements

The following table provides a summary of our cash flow data for the periods indicated (amounts in thousands):

	For the Six Months Ended June 30,
	2026	2025
Net cash used in operating activities	$(116,259)	$(122,589)
Net cash provided by investing activities	6,399	139,289
Net cash provided by financing activities	12,208	14,885

Operating Activities

Our cash flows used in operating activities to date have been primarily driven by the growth in our underlying business to support the research and development of next-generation battery technology. As of June 30, 2026, our operating lease commitments are approximately $7.2 million during the next twelve months and approximately $38.0 million thereafter. From time to time, we also enter into non-cancellable service and purchase commitments. We are expecting cash used in operating activities to include payments of approximately $3.0 million in the next twelve months and approximately $3.9 million thereafter for our non-cancellable commitments as of June 30, 2026.

Cash used in operating activities for the six months ended June 30, 2026 was primarily driven by a net loss of $199.0 million, offset by non-cash expense of $57.8 million related to stock-based compensation, non-cash expense of $28.1 million related to depreciation and amortization, non-cash lease expense and amortization of right-of-use assets of $5.1 million. Cash used in the operating activities was further driven by $8.3 million related to accretion of discounts on marketable securities and a decrease of $2.4 million in operating lease liability and other liabilities due to payments.

Cash used in operating activities for the six months ended June 30, 2025 was primarily driven by a net loss of $229.1 million, offset by non-cash expense of $66.9 million related to stock-based compensation, non-cash expense of $37.8 million related to depreciation and amortization, write-off of fixed assets of $14.9 million, non-cash lease expense and amortization of right-of-use assets of $4.1 million. Cash used in the operating activities was further driven by $9.1 million related to amortization of premiums and accretion of discounts on marketable securities, a decrease of $6.9 million in accounts payable, accrued liabilities and accrued compensation and benefits, and a decrease of $2.6 million in operating lease liability.

Investing Activities

Our cash flows from investing activities to date have been comprised of purchases of property and equipment and purchases, maturities and sales of our marketable securities. We expect to continue making significant capital investments in the near term to acquire property and equipment in support of our pilot line and future product roadmap.

Cash provided by investing activities for the six months ended June 30, 2026 primarily consists of proceeds from the maturity of marketable securities of $514.2 million. These were offset by $493.5 million used for the purchase of marketable securities and $14.6 million used for the purchase of various property and equipment, primarily to support our research and development activities.

Cash provided by investing activities for the six months ended June 30, 2025 primarily consists of proceeds from the maturity of marketable securities of $537.6 million. These were offset by $384.1 million used for the purchase of marketable securities and $14.1 million used for the purchase of various property and equipment, primarily to support our research and development activities.

Financing Activities

Our cash flows from financing activities primarily consist of proceeds from the issuance of common stock and exercise of stock options. A finance lease commitment for one of our buildings will result in net cash payments of $5.5 million in the next twelve months and payments of $30.9 million thereafter.

Cash provided by financing activities during the six months ended June 30, 2026 primarily consists of $10.4 million capital contribution received under the PowerCo Collaboration Agreement with no shares issued, and $3.6 million received from the exercise of stock options and our employee stock purchase plan.

Cash provided by financing activities during the six months ended June 30, 2025 primarily consists of $15.7 million received from the exercise of stock options and our employee stock purchase plan.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes to the Company’s market risk during the three months ended June 30, 2026. For a discussion of the Company’s exposure to market risk, refer to the Company’s market risk disclosures set forth in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” of our Annual Report.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2026, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended June 30, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Our solid-state separator is in the development stage and has never been used before for battery applications (or to our knowledge, for any other applications). There are significant quality, consistency, reliability, throughput, cost and production process challenges to be solved in order for the separators to be produced and used commercially. We have had and are likely to continue to encounter engineering challenges as we increase the lateral dimensions, reduce the thickness and defects and increase the production volume of our separators. As we increase the size of our separators and battery cells, we may encounter additional manufacturing, quality, reliability, and yield challenges. In addition, we are continuously evaluating multiple cathode material compositions for inclusion in our battery cells. We also have not validated that the current cell design meets all automotive requirements. If we are not able to overcome these barriers in developing and producing separators and battery cells at commercial volumes or meeting our customers’ requirements, our business would likely fail.

We have tested single-layer and multilayer cells in commercially relevant areas that measure approximately 60x75mm to 70x85mm, and shipped our first A0 prototype battery cells in 2022. In 2024, we shipped the first B0 prototype samples of our QSE-5 cell and in 2025 the first B1 prototypes. While we target our first commercial product, the QSE-5, to have a capacity of approximately 5 amp-hours, the exact capacity, number of layers and dimensions may vary and depend upon specific customer preference, cell design considerations, and other factors. Achieving pilot-line, prototype, or process milestones does not assure commercial-scale production, cost targets, customer qualification, or market adoption, and delays or failures in any of these areas could materially and adversely affect our business, prospects, financial condition, and results of operations.

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

We have installed a pilot line in San Jose, California, which serves as the foundation for our production ramp-up. We must successfully operate this line to provide a sufficient quantity of high-quality separators and cells for internal development, customer sampling and testing, and higher volumes of QSE-5 cells. Ultimately, we need to continue the build out and ramp up of our pilot line to serve as the basis for continued production process development, including to support collaboration and future technology transfer activities as part of the collaboration and licensing arrangements with PowerCo as well as potential future commercial arrangements. However, we could encounter significant delays and cost overruns related to planning, permitting, construction, equipment delivery, installation, qualification, and utilities infrastructure installation, and operations ramp-up of our pilot line, including due to factors related to its design and execution. Examples include global supply chain issues that impact our equipment suppliers, supplier non-performance and equipment damage in transit. In particular, we have experienced short-term power outages at our San Jose facilities that have been resolved, but similar disruptions may occur in the future; delays associated with material shortage and backups at key shipping ports could impact the capacity at which we can run the facility; and certain of our construction contractors have previously reported delays, including due to labor strikes of their employees that were ultimately resolved but may reoccur in the future. If we, or our partners, are unable to substantially improve our production processes to increase yield and throughput to achieve the cost, reliability, performance and volume levels required for commercial shipments, our business could be materially impacted. The readiness of our pilot line and our investments in automation do not eliminate the risks associated with equipment integration and reliability, yield instability, supplier performance and availability, or delays and difficulties in transferring and scaling our production processes to our partners’ facilities, any of which could delay or prevent the commercialization of our technology and materially and adversely affect our business.

In addition, we must continue to advance our current production processes to include more automation, such as automated film handling, and use higher volume equipment and processes, such as higher throughput equipment. There are significant engineering and mechanical challenges that we must overcome to advance the scale up of our battery cells, including shortening cycle time, improving process control and equipment reliability, and reducing consumables (including energy usage), with the target end goal of increasing the quality, consistency, reliability and throughput of our separators and battery cells without compromising performance (e.g. energy density, power, cycle life, and safety). We have not yet validated a production process or acquired the equipment necessary to produce higher volumes of our separator, cathode electrode or related cell assembly components that meet customer requirements. Our scale-up plans also depend in part on the continued successful development, integration, and improvement of advanced separator-manufacturing processes, including our higher throughput separator production process, and there can be no assurance that process improvements demonstrated at pilot scale can be reproduced at commercial scale or within our expected timelines. If we are unable to solve these packaging and reliability challenges in a scalable, low-cost way, our business is likely to fail.

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

Once commercial production of our solid-state battery cells commences, they may contain defects in design and manufacture that may cause them to not perform as expected or that may require repairs, recalls, and design changes. Our battery technology is inherently complex and incorporates technology and components that have not been used for other applications and that may contain defects and errors, particularly when first introduced. We have a limited frame of reference from which to evaluate the long-term performance of our solid-state batteries. There can be no assurance that we will be able to develop batteries that meet all our customers’ specifications, or that we or our partners will be able to detect and fix any defects in our solid-state batteries prior to the sale to potential consumers. If batteries based on our technology fail to perform as expected, this could adversely affect our sales, brand, business, prospects and results of operations.

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

As we expand our engagements with multiple customers, including beyond the automotive market, we may need to support different technical requirements, qualification processes, product configurations, and timelines. These activities may require significant engineering and operational resources and could increase development costs or delay commercialization. If we are unable to effectively manage these engagements with multiple customers in a timely manner, our business and prospects could be adversely affected.

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

In July 2025, we entered into the PowerCo Amendment and a statement of work outlining the scope and responsibilities of the joint scale-up team. As part of the PowerCo Amendment, the terms of the PowerCo IP License Agreement have been amended to provide PowerCo the right to produce up to an additional 5 GWh of QS battery cell technology based on QSE-5 annually, including for customers outside the Volkswagen Group, bringing the potential maximum production by PowerCo under the PowerCo IP License Agreement to 85 GWh annually. In July 2026, we and PowerCo entered into an amendment (the “2026 Amendment”) to the PowerCo Amendment to update the program structure and milestones. The 2026 Amendment replaces the prior statement of work and related cost reimbursement structure with payments based on the achievement of milestones, including the delivery and validation of battery cells over the next two years. Under the 2026 Amendment, the maximum aggregate amount we will receive from PowerCo for the program is $75.4 million, inclusive of amounts paid to date.

There is no assurance that we will be able to complete the development of the solid-state battery cells or achieve the technical milestones in the time frame required by the PowerCo Collaboration Agreement or to satisfy PowerCo’s business needs, or that the joint scale-up team will cooperate successfully or complete in a timely and cost-effective manner the responsibilities assigned to them under the PowerCo Collaboration Agreement. If we are not able to reach certain milestones under the PowerCo Collaboration Agreement, PowerCo has no obligation to enter into the PowerCo IP License Agreement and we will not receive the initial royalty fee otherwise due to us thereunder and will not realize any of the benefits otherwise expected from this agreement. Additionally, continued billings to PowerCo are subject to completion of certain technical milestones or other contractual payment schedules, and therefore our results may vary significantly from quarter to quarter. There can be no assurance that the joint scale-up team will complete certain technical milestones or that PowerCo will pay for the project. Any reduction, delay, or termination of the collaboration or this project or its funding could disrupt our development timelines, impact on our engagements with other customers and partners, and materially impact our business and financial results. The amounts of royalties to be paid under the PowerCo IP License Agreement, if entered into, will depend on the performance of our solid-state battery and the demand for the vehicles that Volkswagen develops specifically to use with the solid-state battery cells produced under the PowerCo IP License Agreement. If we cannot complete the development of our solid-state battery cells, if PowerCo does not select our solid-state battery cell for commercialization or if there is a delay in the introduction of the Volkswagen vehicles that intend to use our solid-state battery cells, our business will be harmed.

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

Our existing and future commercial agreements may limit or delay our ability to expand our customer base, collaborate with other customers and commercialize our intellectual property, including certain intellectual property jointly developed under such agreements. Certain agreements may also require us to prioritize certain customers’ commercialization efforts and focus on developing products that are configured to our customers’ specifications with potentially limited end-use applications, which could have an adverse impact on our results of operations if we divert resources to address these customer specific requirements and obligations. Additionally, certain agreements may require us to provide certain customers with advantageous business terms, restricting our ability to negotiate competitive terms with others and potentially reduce our anticipated revenue from royalty payments. These obligations could deter other potential partners and limit or delay our opportunities to generate revenue through licensing our technology, impacting our overall business flexibility and financial outcomes. The concentration of our customer base increases our risks related to the financial condition of our customers, and the fluctuations in financial condition of a single customer or the failure of a single customer to perform its obligations could have a material and adverse effect on our results of operations and cash flow. We currently rely on a limited number of strategic counterparties in the automotive and battery industries, and we may work with only a limited number of partners at any given time. As a result, any delay, dispute, reprioritization, or non-renewal by any single partner could have a material and adverse effect on our business, results of operations, and cash flow.

As we develop our business ecosystem, we will increasingly become reliant on partners and customers to scale up and commercialize our technology, and for certain expected funding inflows, and will be exposed to risks related to our partners and customers.

Our licensing model requires building a global ecosystem of partners, including but not limited to our customers, suppliers and vendors, around our technology platform. As we advance our licensing model by collaborating with existing and potential partners, we will become more reliant on our partners to scale up and commercialize our technology, preserve the value of our license, and will also limit our ability to retain direct control over decisions around manufacturing and commercializing our technology. As our partners and customers continue to execute their respective business plans alongside us, there are inherent risks associated with their ability to meet manufacturing timelines, manage labor relations, and sustain supplier and customer relationships that will increasingly be outside of our control. Furthermore, we might not be able to obtain strict exclusivity with our partners and customers, which could enable them to work directly with other partners, customers and third parties, limiting our ability to continue or extend existing collaborations and potentially reducing our anticipated revenue from royalty payments or other similar financial arrangements. In addition, our development and scale-up activities, as well as certain expected funding inflows, increasingly depend on our strategic partners. If our strategic partners reduce or withdraw their support, fail to meet their contractual or financial obligations, delay key decisions, or terminate or decline to expand existing programs, our commercialization timeline, liquidity, and business prospects could be materially harmed. These factors could result in a material adverse effect on our business and financial results.

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

The battery market in which we compete continues to evolve and is highly competitive and rapidly changing. To date, we have focused our efforts on our lithium-metal solid-state battery technology, which is being designed to outperform conventional lithium-ion battery technology. However, lithium-ion battery technology has been widely adopted and our current competitors have, and future competitors may have, greater resources than we do and may also be able to devote greater resources to the development of their current and future technologies. These competitors also may have greater access to customers, including licensees, and may be able to establish cooperative or strategic relationships amongst themselves or with third parties that may further enhance their resources and competitive positioning. In addition, lithium-ion battery manufacturers may continue to reduce cost and expand supply of conventional batteries and thereby reduce the prospects for our business or negatively impact the ability for us to sell or license our products at a market-competitive price with sufficient margins. The lithium-ion battery industry may also experience periods of excess manufacturing capacity; this imbalance between demand and supply capacity may create further downward pressure on prices and could lead to competitors selling at or below material costs. In such scenarios, even if our batteries outperform conventional technologies, our competitive advantage may become irrelevant if customers prefer lower-cost conventional battery solutions or if we cannot offer pricing that meets market expectations, further threatening the viability of our business. For example, Chinese production has significantly driven down the costs of lithium-ion batteries for EVs through massive scale and government support. As of 2025, China’s average battery pack price was approximately 56% lower than costs in Europe and approximately 44% lower than costs in the United States. Continued reductions in the cost of conventional lithium-ion batteries or competing technologies could limit adoption of our technology and adversely affect our business.

Many automotive OEMs, a number of battery technology companies, and consortiums subsidized by countries, such as China, are researching and investing in solid-state battery efforts and, in some cases, in battery development and production. There are a number of companies seeking to develop alternative approaches to solid-state battery technology, including lithium-metal batteries. We expect competition in battery technology and EVs to intensify due to increased demand for EVs and a regulatory push for EV adoption, continued globalization, and consolidation in the worldwide automotive industry. For example, PowerCo is intended to consolidate Volkswagen’s activities along the value chain for batteries—from processing raw materials to developing a unified Volkswagen battery to managing the European gigafactories. Additionally, in 2024, China announced the China All-Solid-State Battery Collaborative Innovation Platform, which brings together government, academia and industry to develop and manufacture solid-state batteries that can compete globally. Developments in alternative technologies or improvements in battery technologies made by competitors may materially adversely affect the sales, pricing and gross margins of our batteries. If a competing technology is developed with superior operational or price performance, or is commercialized more rapidly, our business will be harmed. For example, early results of silicon-anode battery technologies suggest they may offer significant competition to our business. These technologies claim to deliver higher energy densities, faster charging times, and potentially lower costs, which could reduce the demand for our solid-state batteries or require us to adjust our pricing or margins to remain competitive. Furthermore, a sustained decline in battery prices—whether due to overcapacity, aggressive pricing by competitors, performance compromises, or subsidies—could make it difficult for us to recover our costs, no matter how advanced our technology is. If we fail to accurately and timely predict and ensure that our battery technology can address customers’ changing needs or emerging technological trends, or if our customers fail to achieve the benefits expected from our solid-state batteries, our business will be harmed.

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

Our growth and future demand for our products is highly dependent upon the adoption by consumers of alternative fuel vehicles in general and EVs in particular. In recent years, many countries, companies and consumers have accelerated targets with respect to decreasing dependency on fossil fuels, which in turn is expected to increase demand for EVs; however, the market for new EVs continues to evolve rapidly and is also characterized by rapidly changing technologies, competitive pricing and other competitive factors, evolving government regulation and industry standards, and changing consumer demands and behaviors. In addition, several challenges could slow the adoption of EVs, including the availability and affordability of raw materials critical to EV production, such as lithium, nickel, and cobalt, the adequacy of EV charging infrastructure, and concerns over battery performance, safety, and recyclability. Furthermore, economic uncertainty, fluctuating interest rates and energy prices, and geopolitical events, such as trade restrictions or conflicts affecting supply chains, could also affect consumer purchasing decisions. Automotive OEMs may delay, reduce, or discontinue EV development programs, battery procurement plans, capital expenditures, or technology collaborations as a result of market conditions, competitive pressures, or financial constraints. Any reduction in OEM investment in electrification initiatives could delay commercialization of our technology. For example, automotive companies across Europe have announced plant closures and layoffs to address weak demand, high costs, and competition from China in the EV market, and a number of other automotive OEMs have delayed, scaled back, or discontinued certain of their EV programs and models. If the market for EVs in general does not develop as expected, or develops more slowly than expected, our business, prospects, financial condition and operating results could be harmed.

Our ability to successfully pursue new markets and applications is uncertain, and failure to do so could adversely affect our business, financial condition and results of operations.

Our long‑term growth strategy depends in part on our ability to expand beyond our initial target markets and successfully commercialize our solid‑state battery technology across additional vehicle platforms, customers, and end markets. These efforts require us to identify attractive new markets and applications, demonstrate the performance, reliability and cost competitiveness of our technology for such use cases, and convert potential customers into meaningful commercial relationships and orders. Markets outside of our initial target markets may be highly competitive, rapidly evolving, and subject to different technical, regulatory, and customer requirements. We may be unable to successfully and timely adapt our technology, establish commercial relationships, or compete effectively in these markets, which could adversely affect our growth prospects. For example, we are exploring opportunities in growing markets including consumer electronics, data centers, aerospace & defense, and others, and there can be no assurance that our technology will be successful in these new markets or that we will be able to penetrate such new markets at all.

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

We incurred a loss from operations of approximately $106.1 million and $215.3 million, and a net loss of approximately $98.2 million and $199.0 million for the three and six months ended June 30, 2026, respectively, and an accumulated deficit of approximately $4.0 billion from our inception in 2010 through June 30, 2026. We believe that we will continue to incur operating losses each quarter until at least the time significant production of our lithium-metal solid-state batteries begins, and such production is not expected to begin in the near future.

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

Under a licensing model, for example if we enter into the PowerCo IP License Agreement with PowerCo, we can leverage our battery technology by licensing it to third parties for commercialization and manufacturing. This approach could reduce capital requirements by limiting investments in infrastructure and operations and potentially enable faster market penetration. However, licensing could lead to lower revenue, reduced control over production, and distribution challenges. Licensing agreements may also pose risks of third-party noncompliance, inconsistent execution, quality issues, or competitive disadvantages. Additionally, relying on third-party licensees could result in missed market opportunities or reputational damage due to negative association with certain third parties, ultimately impacting our profitability and growth. Our licensing and technology-transfer strategy also exposes us to the risk that partners fail to implement our technology successfully, require greater support than expected, do not maintain adequate quality or process discipline, or raise disputes over intellectual property, performance, exclusivity, field of use, or royalties and milestone entitlements, any of which could materially and adversely affect our business.

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

Our ability to manage our business is highly dependent on IT systems and our website, systems, and data have been and may in the future be subject to intentional or inadvertent disruption, security incidents, or alleged violations of laws, regulations, or other obligations relating to data handling could adversely impact our reputation and future sales.

We are highly dependent upon a variety of information systems to operate our business. The information systems (including internal and external systems such as our website or systems used by partners, service providers, suppliers, customers, and other third parties’) supporting our research, development, and the production of our batteries, and the data we maintain, including our intellectual property, have been and may in the future be subject to intentional or inadvertent disruption, such as telecommunications or network failures, security incidents, or alleged violations of laws, regulations, or other obligations relating to data handling. Any such matters, or perceptions that any of them have occurred, could result in private claims, demands and litigation, regulatory investigations and other proceedings, as well as fines and other liabilities, which could adversely impact our reputation and future sales. We expect to face significant challenges with respect to information security and maintaining the security and integrity of our systems and other systems used in our business, as well as with respect to the data stored on or processed by these systems. Advances in technology, including increased adoption of artificial intelligence technology by us and third-party service providers, suppliers, customers, and other third-party partners, an increased level of sophistication and expertise of hackers, new discoveries in the field of cryptography or other technological developments can result in actual or perceived compromise or breach of, or other security incident with respect to, the systems used in our business or of security measures used in our business to protect intellectual property, confidential information, personal information, and other data. Additionally, remote working further increases the security threats that we and our third-party service providers, suppliers, and customers face.

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

We are increasingly incorporating artificial intelligence capabilities into our business operations, for example we are integrating advanced artificial intelligence models into our pilot line. Artificial intelligence technology is complex and rapidly evolving and presents risks and challenges that may impact our business, including subjecting us to significant competitive, legal, regulatory, operational and other risks. There is no guarantee that use of artificial intelligence will enhance our technologies, benefit our business operations, or produce products and services that are preferred by our partners and customers. Additionally, artificial intelligence algorithms or training methodologies may be flawed, and datasets may contain irrelevant, insufficient, biased or proprietary information, including the intellectual property of others, which can result in output errors and inadvertent infringement of others’ intellectual property rights, and may give rise to legal liability and materially harm our business. The use of artificial intelligence may also result in inadvertent data leakage or unauthorized exposure of data and confidential business information or increase the risks of cybersecurity incidents more generally. Our competitors may also be more successful in their artificial intelligence strategy and develop competitive products with the aid of artificial intelligence technology. As a result, any issues in the development and use of artificial intelligence by us or our suppliers, partners and competitors, combined with an uncertain regulatory environment, may result in reputational harm, liability, or other adverse consequences to our business operations.

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

We face various risks related to epidemics, pandemics, and other outbreaks. Pandemics have previously and may in the future result in changes in consumer and business behavior. Epidemics, pandemics or other outbreaks have impacted and may in the future impact our potential customers and our suppliers by disrupting the manufacturing, delivery and overall supply chain of battery, EV and equipment manufacturers and suppliers and have and may in the future lead to a global decrease in battery and EV sales in markets around the world.

In the event of an epidemic, pandemic or other outbreak, we have and may face similar adverse effects as experienced during the COVID-19 pandemic. For example, we have and may be required to take a variety of measures as may be required by government authorities or that we determine are in the best interests of our employees, suppliers, vendors and business partners, and any such measures may adversely affect our future production plans, supply chain sales and marketing activities, business and results of operations.

The extent to which any such epidemic, pandemic or other outbreak would impact our business, prospects and results of operations will depend on future developments, which are highly uncertain and cannot be predicted. Even after any such epidemic, pandemic or other outbreak has subsided, we may continue to experience an adverse impact to our business as a result of the global economic impact, including any recession that has occurred or may occur in the future, or due to changes in consumer behavior.

Our Regulatory Risks

Global trade issues and changes in and uncertainties with respect to trade policies and export regulations, including import and export license requirements, trade sanctions or restrictions, tariffs and international trade disputes, could substantially harm our business and operating results.

Our batteries, and the sale of EVs and motor vehicles in general, are subject to substantial regulations under international, federal, state and local laws, including U.S. and non-U.S. export controls, sanctions and other trade compliance laws. We expect to incur significant costs in complying with these regulations. Regulations related to the battery and EV industry and alternative energy are currently evolving and we face risks associated with changes to these regulations as well as the potential for heightened regulatory scrutiny and enforcement activity. For example, laws and regulations may be passed that make manufacturers financially responsible for the collection, treatment, recycling and disposal of certain products, including batteries for EVs, or that impose restrictions on the sourcing of raw materials or components from certain jurisdictions or suppliers. The costs of complying with such requirements, as they now exist or as may be introduced in the future, and the associated administrative burden could adversely affect our financial condition and results of operations, particularly if we are unable to pass on such costs to our customers or if we’re negatively impacted to obtain the components and materials critical to our operations from global suppliers. In addition, compliance with trade laws may require us to obtain licenses, restrict sales to certain customers, distributors, or jurisdictions, or implement controls on the use, resale, or transfer of our products and services, any of which could delay or prevent transactions and increase our operating costs.

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

The trading price of our Class A Common Stock has been and may in the future continue to be subject to extreme volatility. For example, from November 27, 2020, the date our Class A Common Stock began publicly trading, through June 30, 2026, our Class A Common Stock has experienced an intra-day trading high of $132.73 per share and an intra-day trading low of $3.40 per share. At certain times during such period, the daily fluctuations in the trading price of our Class A Common Stock were substantially greater than 10%. We cannot predict the magnitude of future fluctuations in the trading price of our Class A Common Stock. The trading price of our Class A Common Stock may be affected by a number of factors, including events described in the risk factors set forth in this Report and in our other reports filed with the SEC from time to time, as well as our operating results, financial condition and other events or factors. Any of the factors listed below could have a material adverse effect on your investment in our securities. Factors affecting the trading price of our securities may include:

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

For awards containing service, performance and market conditions, where all conditions must be satisfied prior to vesting, compensation expense is recognized over the requisite service period, which is based on management’s estimate of the probability and timing of the performance condition being satisfied, assessed at each reporting period. These estimates require management’s judgments and changes in the probability-based assumptions can materially affect the timing of recognition of stock-based compensation expense and consequently, the related amount recognized in our statements of operations and comprehensive income.

Concentration of ownership among a few stockholders and our executive officers, directors and their affiliates and the dual class structure of our Common Stock may prevent other stockholders from influencing significant corporate decisions, including the outcome of important transactions, including a change in control.

As of June 30, 2026, our executive officers, directors and their affiliates as a group and each of our stockholders who own 10% or more of our outstanding Class A Common Stock or our Class B Common Stock (together, the “Common Stock”), in the aggregate, beneficially own approximately 14.4% of our Class A Common Stock and approximately 100% of our Class B Common Stock outstanding, representing approximately 44.6% of the vote. As a result, these stockholders, including Volkswagen, will be able to exercise a significant level of control over all matters requiring stockholder approval, including the election of directors, any amendment of our Amended and Restated Certificate of Incorporation (the “Certificate of Incorporation”) and approval of significant corporate transactions. In addition, Volkswagen holds the right to designate two directors to our Board. Currently, Dr. Günther Mendl, Head of the Center of Excellence Battery at Volkswagen AG, and Sebastian Schebera, Head of Strategic Partnerships at Volkswagen AG, are members of our Board. This control could have the effect of delaying or preventing a change of control or changes in our management and will make the approval of certain transactions difficult or impossible without the support of these stockholders and of their votes. Further, shares of Class B Common Stock have 10 votes per share, while shares of Class A Common Stock have one vote per share. Even though the holders of our Class B Common Stock are not party to any agreement that requires them to vote together, they may have interests that differ from yours and may vote in a way with which you disagree, and which may be adverse to your interests. This concentrated control may have the effect of delaying, preventing or deterring a change in control of us, could deprive our stockholders of an opportunity to receive a premium for their capital stock as part of a sale of us, and might ultimately affect the market price of shares of our Class A Common Stock.

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

As a public company, we incur significant legal, accounting, administrative and other costs and expenses associated with being subject to the reporting requirements of the Exchange Act, corporate governance requirements and listing standards. In addition, the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), including the requirements of Section 404, as well as rules and regulations subsequently implemented by the SEC, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 and any rules and regulations promulgated and to be promulgated thereunder, the Public Company Accounting Oversight Board and the securities exchanges, impose additional reporting and other obligations on public companies. Meeting the standards and controls required of a public company in the United States requires significant ongoing costs. It is possible that we will be required to further expand our employee base and hire additional employees to support our operations, particularly as such standards and controls continue to change over time, which will increase our operating costs in future periods.

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

Item 5. Other Information.

Securities Trading Plans of Directors and Executive Officers

During our last fiscal quarter, the following officers, as defined in Rule 16a-1(f), adopted a “Rule 10b5-1 trading arrangement” as defined in Regulation S-K Item 408, as follows:

On June 10, 2026, Dr. Timothy Holme, our Chief Technology Officer, adopted a Rule 10b5-1 trading arrangement providing for the sale from time to time of an aggregate of up to 3,381,234 shares of our Class A Common Stock. The trading arrangement is intended to satisfy the affirmative defense in Rule 10b5-1(c). The duration of the trading arrangement is until June 16, 2027, or earlier if all transactions under the trading arrangement are completed.

On June 5, 2026, Kevin Hettrich, our Chief Financial Officer, adopted a Rule 10b5-1 trading arrangement providing for the sale from time to time of an aggregate of up to 426,000 shares of our Class A Common Stock. The trading arrangement is intended to satisfy the affirmative defense in Rule 10b5-1(c). The duration of the trading arrangement is until August 23, 2027, or earlier if all transactions under the trading arrangement are completed.

No other officers or directors, as defined in Rule 16a-1(f), adopted and/or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as defined in Regulation S-K Item 408, during the last fiscal quarter.

Executive Officer Temporary Modified Work Arrangement

We are providing the following disclosures in lieu of filing a Current Report on Form 8-K relating to Item 5.02 (Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers):

On July 22, 2026, we and Dr. Timothy Holme, our Chief Technology Officer, agreed to a temporary modified work arrangement for the period from August 2026 through May 2027, after which he will resume his full responsibilities. The arrangement will allow Dr. Holme to spend an extended period with his family while continuing to contribute to the Company. During this period, Dr. Holme will remain an employee of the Company and continue to serve as Chief Technology Officer in a modified capacity, overseeing our long-term research and development priorities, while certain of his day-to-day responsibilities will be reassigned to other long-tenured members of our senior technical team. We value Dr. Holme’s ongoing leadership and look forward to his return to full duties.

In connection with the arrangement, the Compensation Committee of our Board of Directors approved changes to Dr. Holme’s compensation for this period, including pausing his base salary and the vesting of his restricted stock units subject solely to service-based vesting conditions. His other outstanding equity awards will continue to vest during this period in accordance with their existing terms.

Item 6. Exhibits.

Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date

2.1	Business Combination Agreement, dated as of September 2, 2020, by and among Kensington Capital Acquisition Corp., Kensington Capital Merger Sub Corp. and Legacy QuantumScape.	S-4/A	333-248930	2.1	November 12, 2020
2.2	Amendment No. 1 to Business Combination Agreement, dated as of September 21, 2020, by and among Kensington Capital Acquisition Corp., Kensington Capital Merger Sub Corp. and Legacy QuantumScape.	S-4/A	333-248930	2.2	November 12, 2020

3.1	Amended and Restated Certificate of Incorporation of the Company, as amended.	10-Q	001-39345	3.1	July 26, 2024

3.2	Amended and Restated Bylaws of the Company.	8-K	001-39345	3.1	October 25, 2022

10.1*+	The Registrant’s Outside Director Compensation Policy.

10.2#	Amendment to the Amended and Restated Collaboration Agreement dated as of July 16, 2026, by and between QuantumScape Battery, Inc. and PowerCo SE.	8-K	001-39345	10.1	July 22, 2026

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1†	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2†	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.
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

QuantumScape Corporation

Date: July 24, 2026	By:	/s/ Siva Sivaram
Siva Sivaram
President and Chief Executive Officer (Principal Executive Officer)

Date: July 24, 2026	By:	/s/ Kevin Hettrich
Kevin Hettrich
Chief Financial Officer (Principal Financial and Accounting Officer)