Form 10-Q
period 2026-09-30
QuantumScape Corp
filed 2026-10-23
CIK 1811414

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

The number of shares of the registrant’s Class A Common Stock, par value $0.0001 per share outstanding was 590,302,892, and the number of shares of the registrant’s Class B Common Stock, par value $0.0001 per share outstanding was 31,755,903, as of October 14, 2026.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

QuantumScape Corporation

Condensed Consolidated Balance Sheets (Unaudited)

(In Thousands, Except per Share Amounts)

	September 30,	December 31,
	2026	2025
Assets
Current assets
Cash and cash equivalents	$75,599	$230,524
Marketable securities	744,184	740,283
Prepaid expenses and other current assets	12,923	10,835
Total current assets	832,706	981,642
Property and equipment, net	218,977	251,449
Right-of-use assets - operating lease	30,962	34,078
Right-of-use assets - finance lease	20,984	19,394
Other assets	15,452	21,593
Total assets	$1,119,081	$1,308,156
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$5,999	$11,819
Accrued liabilities	17,046	14,521
Accrued compensation and benefits	19,835	26,969
Operating lease liability, short-term	5,100	4,653
Finance lease liability, short-term	3,863	3,584
Total current liabilities	51,843	61,546
Operating lease liability, long-term	30,732	34,481
Finance lease liability, long-term	25,353	28,282
Other liabilities	15,809	14,874
Total liabilities	123,737	139,183
Commitment and contingencies (see Note 7)
Stockholders’ equity
Preferred stock- $0.0001 par value; 100,000 shares authorized, none issued and outstanding as of September 30, 2026 and December 31, 2025	—	—
Common stock - $0.0001 par value; 1,250,000 shares authorized (1,000,000 Class A and 250,000 Class B); 590,244 Class A and 31,815 Class B shares issued and outstanding as of September 30, 2026, 570,128 Class A and 37,502 Class B shares issued and outstanding as of December 31, 2025	62	61
Additional paid-in-capital	5,074,451	4,961,832
Accumulated other comprehensive (loss) income	(2,089)	644
Accumulated deficit	(4,077,080)	(3,793,564)
Total stockholders’ equity	995,344	1,168,973
Total liabilities and stockholders’ equity	$1,119,081	$1,308,156

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

QuantumScape Corporation

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) (Unaudited)

(In Thousands, Except per Share Amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Operating expenses:
Research and development	$73,881	$92,074	$240,984	$288,840
General and administrative	18,543	22,919	66,746	73,314
Total operating expenses	92,424	114,993	307,730	362,154
Loss from operations	(92,424)	(114,993)	(307,730)	(362,154)
Other income (expense):
Interest expense	(451)	(503)	(1,395)	(1,547)
Interest income	8,066	9,997	25,311	28,706
Other income	427	876	593	1,244
Loss before income taxes	(84,382)	(104,623)	(283,221)	(333,751)
Income tax provision	(95)	(1,201)	(295)	(1,194)
Net loss	$(84,477)	$(105,824)	$(283,516)	$(334,945)
Other comprehensive income (loss):
Unrealized gain (loss) on marketable securities	(1,095)	656	(2,733)	115
Total comprehensive loss	$(85,572)	$(105,168)	$(286,249)	$(334,830)
Basic and Diluted net loss per share	$(0.14)	$(0.18)	$(0.46)	$(0.59)
Basic and Diluted weighted-average common shares outstanding	620,557	588,728	616,251	566,293

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

QuantumScape Corporation

Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)

(In Thousands)

	Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
Three Months Ended September 30, 2026	Shares	Amount	Capital	Deficit	Loss	Equity
Balance as of June 30, 2026	619,109	$62	$5,041,507	$(3,992,603)	$(994)	$1,047,972
Exercise of stock options	69	—	108	—	—	108
Shares issued upon vesting of restricted stock units	2,881	—	—	—	—	—
Stock-based compensation	—	—	14,333	—	—	14,333
Capital contribution under collaboration agreement - related party	—	—	18,503	—	—	18,503
Net loss	—	—	—	(84,477)	—	(84,477)
Unrealized loss on marketable securities	—	—	—	—	(1,095)	(1,095)
Balance as of September 30, 2026	622,059	$62	$5,074,451	$(4,077,080)	$(2,089)	$995,344

	Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
Nine Months Ended September 30, 2026	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
Balance as of December 31, 2025	607,630	$61	$4,961,832	$(3,793,564)	$644	$1,168,973
Exercise of stock options and employee stock purchase plan	829	—	3,715	—	—	3,715
Shares issued upon vesting of restricted stock units	13,600	1	16,741	—	—	16,742
Stock-based compensation	—	—	63,307	—	—	63,307
Capital contribution under collaboration agreement - related party	—	—	28,856	—	—	28,856
Net loss	—	—	—	(283,516)	—	(283,516)
Unrealized loss on marketable securities	—	—	—	—	(2,733)	(2,733)
Balance as of September 30, 2026	622,059	$62	$5,074,451	$(4,077,080)	$(2,089)	$995,344

	Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
Three Months Ended September 30, 2025	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
Balance as of June 30, 2025	565,316	$56	$4,612,488	$(3,587,635)	$(113)	$1,024,796
Exercise of stock options	3,218	1	7,985	—	—	7,986
Shares issued upon vesting of restricted stock units	3,326	—	25	—	—	25
Shares issued under At-the-Market Offering, net of issuance costs	29,288	3	263,266	—	—	263,269
Stock-based compensation	—	—	24,840	—	—	24,840
Net loss	—	—	—	(105,824)	—	(105,824)
Unrealized gain on marketable securities	—	—	—	—	656	656
Balance as of September 30, 2025	601,148	$60	$4,908,604	$(3,693,459)	$543	$1,215,748

	Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
Nine Months Ended September 30, 2025	Shares	Amount	Capital	Deficit	Income	Equity
Balance as of December 31, 2024	542,549	$54	$4,515,879	$(3,358,514)	$428	$1,157,847
Exercise of stock options and employee stock purchase plan	13,178	2	23,643	—	—	23,645
Shares issued upon vesting of restricted stock units	15,927	1	20,264	—	—	20,265
Shares issued under At-the-Market Offering, net of issuance costs	29,494	3	264,173	—	—	264,176
Stock-based compensation	—	—	84,645	—	—	84,645
Net loss	—	—	—	(334,945)	—	(334,945)
Unrealized gain on marketable securities	—	—	—	—	115	115
Balance as of September 30, 2025	601,148	$60	$4,908,604	$(3,693,459)	$543	$1,215,748

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

QuantumScape Corporation

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In Thousands)

	Nine Months Ended September 30,
	2026	2025
Operating activities
Net loss	$(283,516)	$(334,945)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	40,802	51,974
Amortization of right-of-use assets and non-cash lease expense	7,728	5,859
Accretion of discounts on marketable securities	(11,496)	(13,696)
Stock-based compensation expense	74,147	96,117
Write-off of property and equipment	4,607	24,410
Other	(462)	(2,936)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets and other assets	(2,017)	1,120
Accounts payable, accrued liabilities and accrued compensation and benefits	2,110	(9,045)
Operating lease liability	(3,517)	(3,692)
Other liabilities	295	(1,489)
Net cash used in operating activities	(171,319)	(186,323)
Investing activities
Purchases of property and equipment	(19,047)	(24,001)
Proceeds from maturities of marketable securities	689,168	830,664
Purchases of marketable securities	(684,299)	(824,858)
Other	669	1,106
Net cash used in investing activities	(13,509)	(17,089)
Financing activities
Proceeds from exercise of stock options and employee stock purchase plan	3,715	23,645
Proceeds from issuance of common stock	—	268,654
Common stock issuance costs paid	—	(4,387)
Principal payment for finance lease	(2,649)	(2,388)
Cash received under collaboration agreement - related party	28,856	—
Net cash provided by financing activities	29,922	285,524
Net (decrease) increase in cash, cash equivalents and restricted cash	(154,906)	82,112
Cash, cash equivalents and restricted cash at beginning of period	244,179	158,914
Cash, cash equivalents and restricted cash at end of period	$89,273	$241,026
Supplemental disclosure:
Cash paid for interest	$1,395	$1,547
Purchases of property and equipment, not yet paid	$3,058	$4,862

The following table presents the Company’s cash, cash equivalents and restricted cash by category in the Company’s Condensed Consolidated Balance Sheets (Unaudited) (amounts in thousands):

	As of September 30,
	2026	2025
Cash and cash equivalents	$75,599	$225,826
Other assets	13,674	15,200
Total cash, cash equivalents and restricted cash	$89,273	$241,026

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

QuantumScape Corporation

Notes to Condensed Consolidated Financial Statements (Unaudited)

September 30, 2026

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

The Company is focused on the development and commercialization of its solid-state lithium-metal battery technology. Planned principal operations have not yet commenced. As of September 30, 2026, the Company had not derived revenue from its principal business activities.

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

Since 2012, the Company has had a relationship with the Volkswagen Group, including its affiliates Volkswagen Group of America, Inc. (“VWGoA”) and Volkswagen Group of America Investments, LLC (“VGA”), collectively referred to as “Volkswagen.” Volkswagen, as a related party, is an approximately 27.3% and 26.2% voting interest holder of the Company as of September 30, 2026 and December 31, 2025, respectively.

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

Unaudited Interim Condensed Consolidated Financial Statements

The accompanying interim Condensed Consolidated Balance Sheets as of September 30, 2026, the interim Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), the interim Condensed Consolidated Statements of Stockholders’ Equity for the three and nine months ended September 30, 2026 and 2025, and the interim Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2026 and 2025, are unaudited. The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited annual consolidated financial statements and, in management’s opinion, include adjustments consisting of only normal recurring adjustments necessary for the fair statement of the Company’s financial position as of September 30, 2026 and its results of operations for the three and nine months ended September 30, 2026 and 2025, and cash flows for the nine months ended September 30, 2026 and 2025. The financial data and the other financial information disclosed in the notes to these condensed consolidated financial statements related to the three-month and nine-month periods are also unaudited. The results of operations for the three and nine months ended September 30, 2026 and 2025 are not necessarily indicative of the results to be expected for the full fiscal year or any other period.

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

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to credit risk consist principally of cash and cash equivalents and marketable securities. As of September 30, 2026 and December 31, 2025, approximately $40.3 million and $117.8 million of our total cash and cash equivalents and marketable securities, are held in U.S. money market funds, and $556.0 million and $590.8 million are invested in U.S. government and agency securities, respectively. The Company seeks to mitigate its credit risk with respect to cash and cash equivalents and marketable securities by making deposits with what we believe to be large, reputable financial institutions and investing in high credit rated shorter-term instruments.

Cash and Cash Equivalents and Restricted Cash

Management considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

Restricted cash is maintained under an agreement that legally restricts the use of such funds and is reported within other assets as the date of availability or disbursement for all restricted cash is more than one year from September 30, 2026.

Restricted cash is comprised of $13.7 million as of both September 30, 2026 and December 31, 2025, all of which is pledged as a form of security for the Company’s lease agreements for its facilities. The restricted cash is maintained in an interest bearing demand deposit account as of September 30, 2026.

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

Impairment of Long-Lived Assets

The Company evaluates the carrying value of long-lived assets when indicators of impairment exist. The carrying value of a long-lived asset is considered impaired when the estimated separately identifiable, undiscounted cash flows from such an asset are less than the carrying value of the asset. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair value of the long-lived asset. During the three and nine months ended September 30, 2026, the Company recorded approximately $2.7 million and $4.6 million in impairment charges, respectively, related to assets with no remaining future benefit. During the three and nine months ended September 30, 2025, the Company recorded approximately $9.5 million and $24.4 million in impairment charges, respectively, related to assets no longer in use. These charges are recorded in Research and Development expense in the Consolidated Statements of Operations and Comprehensive Income (Loss).

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

The Company has determined that it operates in one operating segment and one reportable segment, as the CODM reviews financial information presented on a consolidated basis. The operating segment has not derived revenue from its business activities as of September 30, 2026. The CODM uses net loss for purposes of making operating decisions, allocating resources, and evaluating financial performance. For the three and nine months ended September 30, 2026 significant expenses include non-cash stock-based compensation of $16.3 million and $74.1 million, depreciation and amortization of $12.7 million and $40.8 million, write-off of property and equipment of $2.7 million and $4.6 million, and personnel costs of $33.4 million and $104.6 million, respectively. For the three and nine months ended September 30, 2025, significant expenses include non-cash stock-based compensation of $29.2 million and $96.1 million, depreciation and amortization of $14.2 million and $52.0 million, write-off of property and equipment of $9.5 million and $24.4 million, and personnel costs of $33.4 million and $106.0 million, respectively. Other expenses include materials, facilities, other research, development, and administrative expenses, which are recorded within operating expenses. Other segment items included in consolidated net loss are interest income, interest expense, and other income (expense), which are reflected in the Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and nine months ended September 30, 2026, and 2025.

The long-lived assets outside of United States were not material as of September 30, 2026. The measure of segment assets is reported on the consolidated balance sheet as total assets. Refer to the Consolidated Balance Sheets as of September 30, 2026 and December 31, 2025 for total consolidated assets.

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

Stock-Based Compensation

The Company measures and recognizes compensation expense for all stock-based awards made to employees and directors, including stock options, restricted stock units and restricted shares, based on estimated fair values recognized over the requisite service period. The Company accounts for forfeitures when they occur. The Company recognized no stock-based compensation expense related to stock options for the three months ended September 30, 2026. Such expense was immaterial for the nine months ended September 30, 2026.

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

The ESPP provides eligible employees with the opportunity to purchase shares of the Company’s Class A Common Stock at a discount through payroll deductions. Stock-based compensation expense related to the ESPP was immaterial for the three and nine months ended September 30, 2026.

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

The Company has no material provision for income taxes for the three and nine months ended September 30, 2026 and 2025. The Company has no material current tax expense from losses and no deferred expense from the valuation allowance. The Company’s effective tax rate differs from the U.S. statutory rate primarily due to a valuation allowance against its net deferred tax assets as it is more likely than not that some or all of the deferred tax assets will not be realized.

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

Note 4. Fair Value Measurement

The Company’s financial assets subject to fair value measurements on a recurring basis and the level of inputs used for such measurements were as follows (amounts in thousands):

	Fair Value Measured as of September 30, 2026
	Level 1	Level 2	Total
Assets included in:
Money market funds(1)	$40,323	$—	$40,323
Commercial paper(2)	—	40,246	40,246
U.S. government and agency securities(2)	—	556,025	556,025
Corporate notes and bonds(2)	—	172,806	172,806
Total fair value	$40,323	$769,077	$809,400

	Fair Value Measured as of December 31, 2025
	Level 1	Level 2	Total
Assets included in:
Money market funds(1)	$117,773	$—	$117,773
Commercial paper(2)	—	141,108	141,108
U.S. government and agency securities(2)	—	590,808	590,808
Corporate notes and bonds(2)	—	99,608	99,608
Total fair value	$117,773	$831,524	$949,297

(1)
Money market funds are included in cash and cash equivalents on the Condensed Consolidated Balance Sheets.
(2)
Marketable securities consist of commercial paper, U.S. government and agency securities, corporate notes and bonds. As of September 30, 2026 and December 31, 2025, marketable securities with original maturities of three months or less of $24.9 million and $91.2 million, respectively, are included in cash and cash equivalents on the Condensed Consolidated Balance Sheets.

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

The Company had no financial liabilities subject to fair value measurements on a recurring basis as of September 30, 2026 and December 31, 2025.

There have been no changes to the valuation methods utilized during the nine months ended September 30, 2026. As of September 30, 2026 and December 31, 2025, the carrying values of cash and cash equivalents, accounts payable and accrued liabilities approximate their respective fair values due to their short-term nature.

Marketable Securities

The following table summarizes, by major security type, the Company’s assets that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy. Amortized cost net of unrealized gain (loss) is equal to fair value as of September 30, 2026 and December 31, 2025. The fair value as of September 30, 2026 and December 31, 2025 are as follows (amounts in thousands):

	September 30, 2026
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Level 1 securities
Money market funds	$40,323	$—	$—	$40,323
Level 2 securities
Commercial paper	40,246	—	—	40,246
U.S. government and agency securities	557,420	—	(1,395)	556,025
Corporate notes and bonds	173,500	1	(695)	172,806
Total	$811,489	$1	$(2,090)	$809,400

	December 31, 2025
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Level 1 securities
Money market funds	$117,773	$—	$—	$117,773
Level 2 securities
Commercial paper	141,108	—	—	141,108
U.S. government and agency securities	590,215	593	—	590,808
Corporate notes and bonds	99,557	68	(17)	99,608
Total	$948,653	$661	$(17)	$949,297

Realized gains and losses and interest income from the investment are included in interest income.

The Company regularly reviews its available-for-sale marketable securities in an unrealized loss position and evaluates the current expected credit loss by considering factors such as historical experience, market data, issuer-specific factors, and current economic conditions. The following tables display additional information regarding gross unrealized losses and fair value by major security type for the 90 and 3 marketable securities in unrealized loss positions held by the Company as of September 30, 2026 and December 31, 2025, respectively (amounts in thousands):

	September 30, 2026
	Less than 12 Consecutive Months		12 Consecutive Months or Longer		Total
	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value
U.S. government and agency securities	$(1,395)	$556,025	$—	$—	$(1,395)	$556,025
Corporate notes and bonds	(695)	170,811	—	—	(695)	170,811
Total	$(2,090)	$726,836	$—	$—	$(2,090)	$726,836

	December 31, 2025
	Less than 12 Consecutive Months		12 Consecutive Months or Longer		Total
	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value
U.S. government and agency securities	$—	$—	$—	$—	$—	$—
Corporate notes and bonds	(17)	17,253	—	—	(17)	17,253
Total	$(17)	$17,253	$—	$—	$(17)	$17,253

The unrealized losses were attributable to changes in interest rates that impacted the value of the investments, and not increased credit risk. There were no sales of available-for-sale marketable securities during the three and nine months ended September 30, 2026 and 2025. The Company does not intend to sell the investments that are in an unrealized loss position, nor is it more likely than not that the Company will be required to sell the investments before the recovery of the amortized cost basis, which may be its maturity. Accordingly, the Company did not record an allowance for credit losses associated with these investments.

The estimated amortized cost and fair value of available-for-sale securities by contractual maturity as of September 30, 2026 are as follows (amounts in thousands):

	September 30, 2026
	Amortized Cost	Fair Value
Due within one year	$711,040	$709,502
Due after one year and through five years	100,449	99,898
Total	$811,489	$809,400

Note 5. Balance Sheet Components

Property and Equipment

Property and equipment as of September 30, 2026 and December 31, 2025 consisted of the following (amounts in thousands):

	September 30,	December 31,
	2026	2025
Computer equipment, hardware, and software	$7,451	$7,275
Furniture and fixtures	123,819	123,806
Leasehold improvements	114,507	110,693
Machinery and equipment	153,748	160,009
Construction-in-progress	34,111	41,782
Property and equipment, gross	433,636	443,565
Accumulated depreciation and amortization	(214,659)	(192,116)
Property and equipment, net	$218,977	$251,449

Depreciation and amortization expense related to property and equipment was $12.4 million and $13.9 million for the three months ended September 30, 2026 and 2025, respectively. Depreciation and amortization expense related to property and equipment was $40.1 million and $51.3 million for the nine months ended September 30, 2026 and 2025, respectively.

Accrued Liabilities

Accrued liabilities as of September 30, 2026 and December 31, 2025 consisted of the following (amounts in thousands):

	September 30,	December 31,
	2026	2025
Litigation-related accrual	$5,651	$3,900
Accrued property and equipment	2,088	4,243
Other	9,307	6,378
Accrued liabilities	$17,046	$14,521

Other Liabilities

Other liabilities as of September 30, 2026 and December 31, 2025 consisted of the following (amounts in thousands):

	September 30,	December 31,
	2026	2025
Asset retirement obligation	$14,337	$13,710
Long-term advance payments and others	1,472	1,164
Other liabilities	$15,809	$14,874

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

The Company’s leases do not have any contingent rent payments and do not contain residual value guarantees.

The components of lease related expense are as follows (amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Lease costs	2026	2025	2026	2025
Finance lease costs:
Amortization of right-of-use assets	$1,467	$718	$4,402	$2,155
Interest on lease liabilities	451	503	1,395	1,547
Operating lease costs	1,726	1,697	5,172	6,203
Sublease income	(403)	—	(1,275)	—
Variable lease costs	930	796	2,223	3,094
Total lease expense	$4,171	$3,714	$11,917	$12,999

The components of supplemental cash and non-cash information related to leases are as follows (amounts in thousands):

	Nine Months Ended September 30,
	2026	2025
Operating outgoing cash flows - finance lease	$1,395	$1,547
Financing outgoing cash flows - finance lease	2,649	2,388
Operating outgoing cash flows - operating lease	5,353	6,245
Right-of-use assets obtained in exchange for new operating lease liabilities	217	528

The table below displays additional information for leases as of September 30, 2026 and December 31, 2025:

	September 30, 2026	December 31, 2025
Finance lease
Weighted-average remaining lease term - finance lease (in years)	6.0	6.8
Weighted-average discount rate - finance lease	6.06%	6.06%
Operating lease
Weighted-average remaining lease term - operating lease (in years)	5.9	6.6
Weighted-average discount rate - operating lease	6.52%	6.52%

As of September 30, 2026, future minimum payments during the next five years and thereafter are as follows (amounts in thousands):

Fiscal Year	Operating Leases	Finance Lease
2026 (remaining three months)	$1,807	$1,373
2027	7,323	5,566
2028	7,132	5,719
2029	7,129	5,876
2030	7,343	6,038
2031	7,563	6,204
Thereafter	5,167	4,228
Total	43,464	35,004
Less present value discount	(7,632)	(5,788)
Lease liabilities	$35,832	$29,216

As the Company’s lease agreements do not provide an implicit rate, the Company used an estimated incremental borrowing rate that will be incurred to borrow on a collateralized basis over a similar term at the lease commencement date or modification date in determining the present value of lease payments.

Asset Retirement Obligations

The Company establishes assets and liabilities for the present value of estimated future costs to return certain of our leased facilities to their original condition upon the termination or expiration of a lease. The recognition of an asset retirement obligation requires the Company to make assumptions and judgments including the actions required to satisfy the liability, inflation rates and the credit-adjusted risk-free rate. The initially recognized asset retirement cost is included in the leasehold improvements, and amortized using the same method and useful life as the long-lived asset to which it relates. Accretion expense is recognized over time as the discounted liability is accreted to its expected settlement value. The Company recorded asset retirement obligation of approximately $14.3 million and $13.7 million as of September 30, 2026 and December 31, 2025, respectively, in Other liabilities in the Condensed Consolidated Balance Sheets.

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

Employment Matters

The Company is a defendant in two Private Attorneys General Act (“PAGA”) wage-and-hour actions filed in Santa Clara County Superior Court by former employees, along with a related class action in arbitration. The complaints allege violations of California’s Labor Code. The actions are presently stayed. The Company denies the allegations. In July 2026, the court approved the parties’ agreement to settle the claims for an immaterial amount.

From time to time, the Company is subject to other employment-related claims and disputes, including claims by current and former employees, arising in the ordinary course of business.

For many legal matters, particularly those in early stages, the Company cannot reasonably estimate the possible loss (or range of loss), if any. The Company records an accrual for legal matters at the time or times it determines that a loss is both probable and reasonably estimable. As of September 30, 2026 and December 31, 2025, the amount accrued for each matter was individually not material, and the aggregate amount accrued was approximately $5.7 million as of September 30, 2026 and $4 million as of December 31, 2025. Regarding matters for which no accrual has been made (including the potential for losses in excess of amounts accrued), the Company currently believes, based on its own investigations, that any losses (or ranges of losses) that are reasonably possible and estimable will not, in the aggregate, have a material adverse effect on its financial position, results of operations, or cash flows. However, the ultimate outcome of legal proceedings involves judgments, estimates, and inherent uncertainties and cannot be predicted with certainty. Should the ultimate outcome of any legal matter be unfavorable, the Company’s business, financial condition, results of operations, or cash flows could be materially and adversely affected. The Company may also incur substantial legal fees, which are expensed as incurred, in defending against legal claims.

Other commitments

The Company’s minimum purchase commitments consist of non-cancellable agreements to purchase goods and services, primarily for materials, and licenses and hosting services, entered into in the ordinary course of business.

As of September 30, 2026, future minimum purchase commitments in aggregate during the next five years and thereafter are as follows (amounts in thousands):

Fiscal Year	Minimum Purchase Commitments
2026 (remaining three months)	$738
2027	2,475
2028	812
2029	505
2030	483
2031	483
Thereafter	638
Total	$6,134

Note 8. Stockholders’ Equity

As of September 30, 2026 and December 31, 2025, 1,350,000,000 shares, $0.0001 par value per share, are authorized, of which, 1,000,000,000 shares are designated as Class A Common Stock, 250,000,000 shares are designated as Class B Common Stock, and 100,000,000 shares are designated as Preferred Stock.

Common Stock

Holders of common stock are entitled to dividends when, as, and if, declared by the Company’s Board of Directors (the “Board”), subject to the rights of the holders of all classes of stock outstanding having priority rights to dividends. As of September 30, 2026, the Company had not declared any dividends. The holder of each share of Class A Common Stock is entitled to one vote, and the holder of each share of Class B Common Stock is entitled to ten votes.

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

As of September 30, 2026, 163,592,934 shares of Class A Common Stock are authorized for issuance pursuant to awards under the 2020 Plan, plus any shares of Class A Common Stock subject to stock options, restricted stock units or other awards that were assumed in the Business Combination and terminate as a result of being unexercised or are forfeited or repurchased by the Company, with the maximum number of shares to be added to the 2020 Plan equal to 69,846,580 shares of Class A Common Stock.

Stock Options

There were no options granted during the nine months ended September 30, 2026 or September 30, 2025. The aggregate intrinsic value of options exercised during the nine months ended September 30, 2026 and 2025 was $2.5 million and $54.3 million, respectively. As of September 30, 2026, about 3.1 million shares subject to options were outstanding and exercisable with aggregate intrinsic value of $4.7 million and weighted average remaining contractual term of 2.8 years.

As of September 30, 2026, there was no unrecognized compensation cost related to stock options.

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

In February 2025, certain named executive officers and certain other senior employees entered into agreements with the Company to waive the stock options granted to them under the Company’s 2021 EPA Program. The total number of shares of the Company’s Class A Common Stock underlying such waived stock options was 4.0 million. As such, these stock options were cancelled in February 2025. In February 2026, certain other senior employees entered into agreements with the Company to waive the stock options granted to them under the Company’s 2021 EPA Program. The total number of shares of the Company’s Class A Common Stock underlying such waived stock options was 0.8 million, which represents the remaining awards under the EPA Program. As such, all remaining awards under the EPA Program were cancelled and there were no outstanding awards under the EPA program as of September 30, 2026.

No stock-based compensation expense was recorded for the three months ended September 30, 2026 related to the EPA Program. Such expense was immaterial for the nine months ended September 30, 2026. For the three months ended September 30, 2025, the Company recorded an immaterial credit to stock-based compensation expense primarily due to forfeited awards in the period related to the EPA Program. For the nine months ended September 30, 2025, the Company recorded stock-based compensation expense of $4.7 million related to the EPA Program, net of expense including $5.7 million for the EPA awards cancelled in February 2025 where the unamortized expense was fully recognized offset by the forfeitures of awards. As of September 30, 2026, there was no unrecognized stock-based compensation expense related to the EPA Program.

Restricted Stock Units Activities

In 2024, 2025 and the nine months ended September 30, 2026, the Company granted 4.2 million, 5.4 million and 4.0 million Milestone PSUs, respectively, to members of the Company’s management team and certain other employees under the Company’s 2020 Plan. The performance conditions for these PSUs are related to the Company’s product development and commercial milestones through May 2029. These Milestone PSUs will expire in May 2027, May 2028 and May 2029, respectively, if performance conditions are not met. For the three months ended September 30, 2026, the Company recorded a credit to stock-based compensation expense of $4.2 million, primarily due to the reversal of previously recognized expense of $8.1 million for Milestone PSUs that management determined, during the three months ended September 30, 2026, were not probable of achievement. For the nine months ended September 30, 2026, the Company recorded stock-based compensation expense of $3.8 million related to the Milestone PSUs, for the product development milestones achieved or considered probable of achievement. Such expense is net of the reversal of previously recognized expense of $9.6 million for Milestone PSUs that management determined, during the nine months ended September 30, 2026, were not probable of achievement. For the three and nine months ended September 30, 2025, the Company recorded stock-based compensation expense of $3.7 million and $10.5 million, respectively, related to the Milestone PSUs, for the product development milestones achieved or considered probable of achievement. As of September 30, 2026, the Company had approximately $14.8 million of total unrecognized stock-based compensation expense related to the Milestone PSUs for the milestones currently considered not probable of achievement.

During the nine months ended September 30, 2026, the Company granted 1.3 million Market PSUs to members of the Company’s management team and certain other employees under the Company’s 2020 Plan. The fair value of the Market PSU is measured on the grant date using a Monte Carlo simulation model. The market condition is the Company’s TSR relative to the TSR of the peer group, expressed in terms of the Company’s TSR percentile rank among the peer group, over a three-calendar-year performance period. Vesting of the Market PSUs is also subject to the grantee’s continued service through the end of the performance period.

Below are the significant assumptions used in the Monte Carlo simulation to determine the grant-date fair value for the Market PSUs:

Nine Months Ended September 30,
2026
Volatility	84.87%
Risk-free interest rate	3.69%
Expected term (in years)	2.72
Expected dividend	—

The grant-date fair value of the Market PSUs granted during the nine months ended September 30, 2026 was $9.22 per unit. For the three and nine months ended September 30, 2026, the Company recorded an immaterial expense related to the Market PSUs.

The Company’s Bonus Plan is settled in the form of restricted stock units to eligible employees upon the achievement of certain service and performance conditions. These performance conditions are related to the Company’s product development, operational, and business milestones for the year. The stock-based compensation expense related to the Bonus Plan were recorded as liabilities under Accrued compensation and benefits prior to the settlement of vested restricted stock units, upon which the liability is reclassified into equity. In February 2026, approximately 2.3 million restricted stock units were granted and vested under the 2025 Bonus Plan for settlement, and as a result, approximately $14.3 million was reclassified from Accrued compensation to additional paid-in capital. This represents a non-cash financing activity during the nine months ended September 30, 2026. For the three months ended September 30, 2026 and 2025, the Company recorded $2.0 million and $4.4 million, respectively, to stock-based compensation related to the Bonus Plans. For the nine months ended September 30, 2026 and 2025, the Company recorded stock-based compensation expense of approximately $10.8 million and $11.5 million, respectively, related to the current year and prior year Bonus Plans. No shares have been granted under the 2026 Bonus Plan as of September 30, 2026.

Restricted stock units with service conditions only (“RSU”) and PSU activities under the Plans are as follows:

	RSUs Outstanding		PSUs Outstanding
	Number of Units (in thousands)	Weighted Average Grant Date Fair Value	Number of Units (in thousands)	Weighted Average Grant Date Fair Value
Balance as of December 31, 2025	28,957	$5.17	7,376	$4.75
Granted	12,032	6.98	7,705	7.32
Vested	(9,274)	5.95	(4,326)	6.19
Forfeited	(2,532)	5.65	—	—
Balance as of September 30, 2026	29,183	$5.62	10,755	$6.01

The fair value of RSUs which vested during the nine months ended September 30, 2026 and September 30, 2025 was $66.8 million and $57.4 million, respectively. The fair value of PSUs which vested during the nine months ended September 30, 2026 was $30.8 million, consisting of the settlement under the 2025 Bonus Plan and the Milestone PSUs granted to the management team and certain other employees. The fair value of PSUs which vested during the nine months ended September 30, 2025 was $32.9 million, consisting of the final settlement under the 2024 Bonus Plan and the Milestone PSUs granted to management team and certain other employees.

As of September 30, 2026, unrecognized stock-based compensation expense related to unvested RSUs and PSUs considered probable of vesting was $150.3 million and $33.1 million, respectively, and is expected to be recognized over a weighted average period of 2.8 years and 2.2 years, respectively.

Stock-Based Compensation Expense

Total stock-based compensation expense recognized in the accompanying Condensed Consolidated Statements of Operations and Comprehensive Loss for all awards is as follows (amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Research and development	$12,368	$19,180	$50,029	$62,087
General and administrative	3,945	10,043	24,118	34,030
Total stock-based compensation expense	$16,313	$29,223	$74,147	$96,117

Note 9. Net Loss Per Share

Basic net loss per share is computed by dividing the net loss by the weighted-average number of shares of common stock outstanding during the period. Diluted earnings per share adjusts basic earnings per share for the potentially dilutive impact of stock options. As the Company has reported a loss for the three and nine months ended September 30, 2026 and 2025, potentially dilutive securities are antidilutive and accordingly, basic net loss per share equals diluted net loss per share.

The following table sets forth the computation of basic and diluted loss per share of Class A Common Stock and Class B Common Stock (amounts in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Numerator:
Net loss	$(84,477)	$(105,824)	$(283,516)	$(334,945)
Denominator:
Basic and Diluted weighted-average common shares outstanding	620,557	588,728	616,251	566,293
Basic and Diluted net loss per share	$(0.14)	$(0.18)	$(0.46)	$(0.59)

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

The following table presents the potential common stock outstanding that was excluded from the computation of diluted net loss per share of common stock as of the periods presented because including them would have been antidilutive (amounts in thousands):

	As of September 30,
	2026	2025
Options	3,133	6,407
RSUs	29,183	32,279
PSUs	13,719	9,284
Total	46,035	47,970

Note 10. Related Party Transactions

In July 2025, the Company entered into an Amended and Restated Collaboration Agreement (the “PowerCo Collaboration Agreement”) with PowerCo SE (“PowerCo”), a battery cell company wholly owned by the Volkswagen Group, which is a major investor in the Company, for the industrialization by PowerCo of QS technology based on QSE-5. Under the PowerCo Collaboration Agreement, QS and PowerCo entered into a statement of work outlining the scope and responsibilities of the joint scale-up team working on the Company’s battery development.

In July 2026, the Company and PowerCo entered into an amendment (the “July 2026 Amendment”) to the PowerCo Collaboration Agreement to update the program structure and milestones. The July 2026 Amendment replaced the prior statement of work and related cost reimbursement structure with transition payments and payments based on the achievement of milestones, including the delivery and validation of battery cells over the next two years. Under the July 2026 Amendment, the maximum aggregate amount the Company would receive from PowerCo for the program was $75.4 million, inclusive of amounts paid to date. The PowerCo Collaboration Agreement and the July 2026 Amendment do not require the Company to repay funds contributed under the statement of work, and there are no restrictions on the use of the cash receipts.

The Company determined that such payments should be accounted for in accordance with ASC 730-20 Research and Development Arrangements, as there is a presumption of a repayment obligation due to the significant related party relationship between the parties. Further, ASC 470-50 Debt – Modifications and Extinguishments indicates extinguishment transactions between related entities may be in essence capital transactions. During the three and nine months ended September 30, 2026, the Company received $18.5 million and $28.9 million, respectively, from PowerCo and such amount was recorded as a capital contribution to Additional Paid-In Capital in the Consolidated Statement of Stockholders’ Equity upon legal extinguishment. No shares were issued related to this capital transaction.

In October 2026, the Company and PowerCo further amended the PowerCo Collaboration Agreement to, among other things, remove transition payments due from PowerCo in the aggregate of $7.0 million, reducing the maximum amount the Company can receive under the current PowerCo Collaboration Agreement, and enter into negotiations for a revised scope of work and payments. During this negotiation period, PowerCo will not make milestone payments under the July 2026 Amendment.

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

Overview

We are developing next-generation solid-state lithium-metal battery technology for electric vehicles (“EVs”) and other applications including data centers, aerospace, defense, robotics, medical devices, and consumer electronics. The lithium-metal solid-state battery technology that we are developing is being designed to offer greater energy density, faster charging, and greater safety when compared to today’s conventional lithium-ion batteries.

We are a development-stage company with no revenue to date, have incurred a loss from operations of approximately $92.4 million and $307.7 million, respectively, for the three and nine months ended September 30, 2026, and an accumulated deficit of approximately $4.1 billion from our inception through September 30, 2026. We expect to incur significant expenses and continuing losses for the foreseeable future.

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

In 2025 we integrated our higher throughput separator production process into baseline cell production. Our Cobra separator process is intended to improve throughput, efficiency, footprint, and scalability of our separator production. We are focused on the throughput and capability of our pilot line in San Jose, California as well as the design of higher scale equipment and advancements in supply chain and partner ecosystem to support commercialization of our technology.

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

In July 2024, we entered into a collaboration agreement with PowerCo (as amended, the “PowerCo Collaboration Agreement”) with the goal of PowerCo industrializing QS technology based on QSE-5. PowerCo was formed by Volkswagen in 2022 as a company intended to consolidate Volkswagen’s activities in the development and production of battery cells. In connection with the PowerCo Collaboration Agreement and subject to the completion of certain milestones, we and PowerCo intend to enter into the PowerCo IP License Agreement under which we will grant PowerCo a non-exclusive, limited, royalty-bearing license to use the QS technology based on QSE-5 for the purpose of manufacturing and selling batteries primarily for automotive applications, and PowerCo will pre-pay an initial royalty fee of $130 million, against which any future royalties due will be credited. The initial royalty is subject to a time-based diminishing clawback if the PowerCo IP License Agreement is terminated early by PowerCo under certain conditions. The PowerCo Collaboration Agreement contemplates joint scale-up team working at our battery development pilot line in San Jose, California for the development, validation, demonstration, and initial commercialization of QS battery cell technology based on QSE-5 and toward the transfer of such technology into cell size determined by PowerCo (the “Project”). From time to time, we and PowerCo have amended PowerCo Collaboration Agreement, including to update the program structure and milestones. In October 2026, we further amended the PowerCo Collaboration Agreement to, among other things, remove transition payments due from PowerCo and enter into negotiations for a revised scope of work and payments, including our current and next generation technology roadmap and applications beyond automotive such as data centers or robotics. During this negotiation period, PowerCo will not make milestone payments for the Project.

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

Access to Capital

As of September 30, 2026, our cash and cash equivalents and marketable securities were approximately $819.8 million. Changes to our technology development, operating costs and scale-up, including our ability to meet the milestones for entry into the PowerCo IP License Agreement, receipt of the related initial royalty fee from PowerCo, and achievement of the Project milestones for receipt of Project contributions from PowerCo, could materially impact us and the availability of our capital resources. We may also need additional cash resources due to changed business conditions or other developments, including unanticipated delays in negotiations with automotive OEMs or other customers and tier-one automotive suppliers or other suppliers, supply chain challenges, competitive pressures, inflation, instability in global economic markets, increased trade tariffs, and regulatory developments, among others. To the extent that our current resources are insufficient to satisfy our cash requirements, we may need to seek additional equity or debt financing. If such financing is not available, or if the financing terms are onerous or less desirable than we expect, we may be forced to decrease our level of investment in product development or scale back our operations, which could have an adverse impact on our business and financial prospects.

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

Results of Operations

Comparison of the Three and Nine Months Ended September 30, 2026 to the Three and Nine Months Ended September 30, 2025

The following table sets forth our historical operating results for the periods indicated (amounts in thousands):

	Three Months Ended September 30,		$	%	Nine Months Ended September 30,		$	%
	2026	2025	Change	Change	2026	2025	Change	Change
Operating expenses:
Research and development	$73,881	$92,074	$(18,193)	(20)%	$240,984	$288,840	$(47,856)	(17)%
General and administrative	18,543	22,919	(4,376)	(19)%	66,746	73,314	(6,568)	(9)%
Total operating expenses	92,424	114,993	(22,569)	(20)%	307,730	362,154	(54,424)	(15)%
Loss from operations	(92,424)	(114,993)	22,569	(20)%	(307,730)	(362,154)	54,424	(15)%
Other income (expense):
Interest expense	(451)	(503)	52	(10)%	(1,395)	(1,547)	152	(10)%
Interest income	8,066	9,997	(1,931)	(19)%	25,311	28,706	(3,395)	(12)%
Other income	427	876	(449)	(51)%	593	1,244	(651)	(52)%
Loss before income taxes	(84,382)	(104,623)	20,241	(19)%	(283,221)	(333,751)	50,530	(15)%
Income tax provision	(95)	(1,201)	1,106	(92)%	(295)	(1,194)	899	(75)%
Net loss	$(84,477)	$(105,824)	$21,347	(20)%	$(283,516)	$(334,945)	$51,429	(15)%

Research and Development

The decrease in research and development expense in the three months ended September 30, 2026 compared to the three months ended September 30, 2025 primarily resulted from a decrease of $6.8 million in impairment loss, a decrease of $6.8 million in non-cash stock-based compensation expense including the reversal of previously recognized expense of $2.9 million for Milestone PSUs that management determined, during the three months ended September 30, 2026, were not probable of achievement, a decrease of $1.3 million in professional service and outside service fees and a decrease of $0.9 million in expensed equipment.

The decrease in research and development expense in the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025 primarily resulted from a decrease of $19.8 million in impairment loss, a decrease of $12.1 million in non-cash stock-based compensation expense including the reversal of previously recognized expense of $3.6 million for Milestone PSUs that management determined, during the nine months ended September 30, 2026, were not probable of achievement, a decrease of $9.0 million in depreciation and amortization, a decrease of $4.1 million in facility costs and a decrease of $2.1 million in personnel costs.

General and Administrative

The decrease in general and administrative expenses in the three months ended September 30, 2026 compared to the three months ended September 30, 2025 primarily resulted from a decrease of $6.1 million in non-cash stock-based compensation expense including the reversal of previously recognized expense of $5.2 million for Milestone PSUs that management determined, during the three months ended September 30, 2026, were not probable of achievement, primarily offset by an increase of $1.1 million in professional service fees and office administration costs.

The decrease in general and administrative expenses in the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025 primarily resulted from a decrease of $9.9 million in non-cash stock-based compensation expense including the reversal of previously recognized expense of $6.0 million for Milestone PSUs that management determined, during the nine months ended September 30, 2026, were not probable of achievement, primarily offset by an increase of $2.3 million in professional service fees and office administration costs.

Other Income (Expense)

Interest Expense

Interest expense remained consistent for the three and nine months ended September 30, 2026 compared to the three and nine months ended September 30, 2025.

Interest Income

The decrease in interest income during the three and nine months ended September 30, 2026 compared to the three and nine months ended September 30, 2025 was mainly due to the decrease in interest rates.

Other Income (Expense)

Other income (expense) for the three and nine months ended September 30, 2026 and 2025, respectively, were not material individually or in aggregate.

Income Tax (Provision) Benefit

The income tax provision for the three and nine months ended September 30, 2026 and 2025 were not material.

Liquidity and Capital Resources

As of September 30, 2026 and December 31, 2025, our cash and cash equivalents and marketable securities were approximately $819.8 million and $970.8 million, respectively. Our cash equivalents are invested in U.S. money market funds, U.S. Treasury bonds and commercial paper. Our marketable securities are invested in U.S. Treasury notes and bonds, commercial paper, and corporate notes and bonds.

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

Cash Flows and Material Cash Requirements

The following table provides a summary of our cash flow data for the periods indicated (amounts in thousands):

	For the Nine Months Ended September 30,
	2026	2025
Net cash used in operating activities	$(171,319)	$(186,323)
Net cash used in investing activities	(13,509)	(17,089)
Net cash provided by financing activities	29,922	285,524

Operating Activities

Our cash flows used in operating activities to date have been primarily driven by the growth in our underlying business to support the research and development of next-generation battery technology. As of September 30, 2026, our operating lease commitments are approximately $7.3 million during the next twelve months and approximately $36.2 million thereafter. From time to time, we also enter into non-cancellable service and purchase commitments. We are expecting cash used in operating activities to include payments of approximately $2.9 million in the next twelve months and approximately $3.2 million thereafter for our non-cancellable commitments as of September 30, 2026.

Cash used in operating activities for the nine months ended September 30, 2026 was primarily driven by a net loss of $283.5 million, offset by non-cash expense of $74.1 million related to stock-based compensation, non-cash expense of $40.8 million related to depreciation and amortization, non-cash lease expense and amortization of right-of-use assets of $7.7 million. Cash used in the operating activities was further driven by $11.5 million related to accretion of discounts on marketable securities and a decrease of $3.5 million in operating lease liability due to payments.

Cash used in operating activities for the nine months ended September 30, 2025 was primarily driven by a net loss of $334.9 million, offset by non-cash expense of $96.1 million related to stock-based compensation, non-cash expense of $52.0 million related to depreciation and amortization, write-off of fixed assets of $24.4 million, non-cash lease expense and amortization of right-of-use assets of $5.9 million. Cash used in the operating activities was further driven by $13.7 million related to amortization of premiums and accretion of discounts on marketable securities, a decrease of $9.0 million in accounts payable, accrued liabilities and accrued compensation and benefits, and a decrease of $3.7 million in operating lease liability.

Investing Activities

Our cash flows from investing activities to date have been comprised of purchases of property and equipment and purchases, maturities and sales of our marketable securities. We expect to continue making significant capital investments in the near term to acquire property and equipment in support of our pilot line and future product roadmap.

Cash provided by investing activities for the nine months ended September 30, 2026 primarily consists of proceeds from the maturity of marketable securities of $689.2 million. These were offset by $684.3 million used for the purchase of marketable securities and $19.0 million used for the purchase of various property and equipment, primarily to support our research and development activities.

Cash provided by investing activities for the nine months ended September 30, 2025 primarily consists of proceeds from the maturity of marketable securities of $830.7 million. These were offset by $824.9 million used for the purchase of marketable securities and $24.0 million used for the purchase of various property and equipment, primarily to support our research and development activities.

Financing Activities

Our cash flows from financing activities primarily consist of proceeds from the issuance of common stock and exercise of stock options. A finance lease commitment for one of our buildings will result in net cash payments of $5.5 million in the next twelve months and payments of $29.5 million thereafter.

Cash provided by financing activities during the nine months ended September 30, 2026 primarily consists of $28.9 million capital contribution received under the PowerCo Collaboration Agreement with no shares issued, and $3.7 million received from the exercise of stock options and our employee stock purchase plan.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes to the Company’s market risk during the three months ended September 30, 2026. For a discussion of the Company’s exposure to market risk, refer to the Company’s market risk disclosures set forth in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” of our Annual Report.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2026, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended September 30, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Our Regulatory Risks

•
Evolving or unfavorable global trade policies, including tariffs, trade barriers and export/import regulations related to the battery and EV industry and other industries in which we may pursue.
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

Developing lithium-metal solid-state batteries that meet the requirements for wide adoption by automotive OEMs and other potential customers in the markets we are pursuing is a difficult undertaking and, as far as we are aware, has never been done before. We are still in the development stage and face significant challenges in completing the development of our battery cells and in producing battery cells in volumes with acceptable performance, quality, consistency, reliability, throughput, safety, and costs. Some of the development challenges include increasing the quality, consistency, reliability and production throughput of our separators and cells, increasing the size and layer count of our multilayer cells, increasing production scale to produce the volume of cells needed for our technology development and customer applications, installing, bringing up and optimizing higher throughput equipment, packaging design and engineering to ensure adequate cycle life, pressure management, cost reduction, completion of the rigorous and challenging specifications required by our automotive partners, including but not limited to, calendar life, energy density, mechanical, safety, and abuse testing.

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

We have installed a pilot line in San Jose, California, which serves as the foundation for our production ramp-up. We must successfully operate this line to provide a sufficient quantity of high-quality separators and cells for internal development, customer sampling and testing, and higher volumes of QSE-5 cells. Ultimately, we need to continue the build out and ramp up of our pilot line to serve as the basis for continued production process development, including to support collaboration and future technology transfer activities as part of the collaboration and licensing arrangements with PowerCo as well as potential future commercial arrangements. However, we could encounter significant delays and cost overruns related to planning, permitting, construction, equipment delivery, installation, qualification, and utilities infrastructure installation, and operations ramp-up of our pilot line, including due to factors related to its design and execution. Examples include global supply chain issues that impact our equipment suppliers, supplier non-performance and equipment damage in transit. In particular, we have experienced short-term power outages at our San Jose facilities that have been resolved, but similar disruptions may occur in the future; delays associated with material shortage and backups at key shipping ports could impact the capacity at which we can run the facility; and certain of our construction contractors have previously reported delays, including due to labor strikes of their employees that were ultimately resolved but may reoccur in the future. If we, or our partners, are unable to substantially improve our production processes to increase yield and throughput to achieve the cost, reliability, performance and volume levels required for commercial shipments, our business could be materially impacted. The readiness of our pilot line and our investments in automation do not eliminate the risks associated with equipment integration and reliability, yield instability, supplier performance and availability, or delays and difficulties in transferring and scaling our production processes to our partners’ facilities or in constructing and operating any additional production line we may build to support higher-volume manufacturing, any of which could delay or prevent the commercialization of our technology and materially and adversely affect our business.

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

We rely on third-party suppliers for components and equipment necessary to develop and manufacture our solid-state batteries, including key supplies, such as our cathode material and manufacturing equipment for both our solid-state separator and battery cells. We are collaborating with key suppliers but have not yet entered into agreements for the supply of production quantities for many of these materials. To the extent that we are unable to enter into commercial agreements with these suppliers on beneficial terms, or these suppliers experience difficulties or delays ramping up their supply of materials to meet our requirements, the commercialization of our battery technology will be delayed. For example, we have previously experienced minor disruptions to the supply of process gas and have also experienced and could continue to experience disruption to the supply of petroleum-derived products as a result of certain weather and geopolitical events and conflicts and any related political or economic responses and counter-responses or otherwise by various global actors. The conflicts in Ukraine, Iran and the Middle East, among others, have led to an increase in the price of petroleum and petroleum-derived products, which has in certain instances increased and may in the future further increase the cost of manufacturing, input material pricing and logistics costs. These challenges may be exacerbated in situations where we source certain of our materials and equipment exclusively from one or a few suppliers.

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

Currency fluctuations, trade barriers, tariffs or shortages and other general economic or political conditions may limit our ability to obtain key materials, components or equipment for our solid-state batteries or significantly increase freight charges, raw material costs and other expenses associated with our business, which could further materially and adversely affect our results of operations, financial condition and prospects. In particular, tariffs and trade barriers, whether imposed as part of trade disputes, protective measures, or broader geopolitical strategies, could substantially increase the cost or negatively affect the availability of components and materials critical to our operations, disrupting operations or putting significant pressure on our overall cost structure or that of our partners. For example, in February 2026, the United States imposed additional tariffs on all imports into the United States, with certain limited exceptions, for a period of 150 days, and following their expiration in July 2026, imposed additional tariffs on imports from approximately 60 economies. These tariffs, any additional tariffs imposed on foreign goods, as well as retaliation by a foreign government against such tariffs or policies may affect, directly or indirectly, the prices and supply of key materials necessary for our or our supply chain operations. Such developments may also create uncertainty in the supplier landscape, causing suppliers to reassess their own sourcing strategies or delay shipments, further impacting our ability to plan and execute on our operational goals. We may also be subject to a number of geopolitical risks, including U.S. and foreign government trade restrictions or sanctions and any political or economic responses or counter-responses to such restrictions or sanctions. As global competition for raw materials continues to intensify, particularly in light of rising demand for battery technologies, including due to policy-driven market instability or the reallocation of global supply in response to protectionist measures, we may face difficulties securing critical supplies on favorable terms or at all, which could materially harm our ability to produce batteries at scale and threaten the viability of our business.

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

Many of our potential customers tend to be large enterprises that often undertake a significant evaluation process and are frequently subject to budget constraints, multiple approvals and unanticipated administrative, processing and other delays, that result in a lengthy sales or licensing cycle. Therefore, our future success will depend on our ability to effectively sell our products or license our technology to such large customers. Sales to these end-customers involve risks that may not be present (or that are present to a lesser extent) with sales to smaller customers. These risks include, but are not limited to, (i) increased purchasing power and leverage held by large customers in negotiating contractual arrangements with us, including a greater ability to push back on attempts to pass on increased operating and procurement costs and require provisions that can lead to a delay in revenue recognition, (ii) longer sales and implementation cycles and the associated risk that substantial time and resources may be spent on a potential end-customer that elects not to purchase our solutions, and (iii) greater product functionality and scalability requirements, including a broader range of services. There are also only a limited number of OEMs in the automotive sector, and a similarly limited number of potential customers in certain of the other markets we are exploring. All of these factors can add further risk to business conducted with these potential customers.

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

In July 2024, we entered into the PowerCo Collaboration Agreement with the goal of PowerCo industrializing QS technology based on QSE-5. Under the PowerCo Collaboration Agreement, the parties agreed to collaborate to enable PowerCo to manufacture battery cells incorporating QS technology based on QSE-5, including through a joint scale-up team that was established to facilitate the transfer of such technology into a cell size determined by PowerCo and by carrying out the activities set forth in statements of work. In connection therewith and subject to the completion of certain milestones, the parties intend to enter into the PowerCo IP License Agreement under which we will grant PowerCo a non-exclusive, limited, royalty-bearing license to use the QS technology based on QSE-5 for the purpose of manufacturing and selling batteries primarily for automotive applications, initially at one or more PowerCo facilities that together have an annual capacity of up to 40 GWh, expandable by an additional 40 GWh of annual capacity or such other capacity as may be agreed to by the parties.

We and PowerCo have amended the PowerCo Collaboration Agreement in July 2025 and July 2026, including to amend the terms of the PowerCo IP License Agreement to provide PowerCo the right to produce up to an additional 5 GWh of QS battery cell technology based on QSE-5 annually, including for customers outside the Volkswagen Group, bringing the potential maximum production by PowerCo under the PowerCo IP License Agreement to 85 GWh annually, and to update the program structure and milestones. In October 2026, we further amended the PowerCo Collaboration Agreement to, among other things, remove transition payments due from PowerCo and enter into negotiations for a revised scope of work and payments, including our current and next generation technology roadmap and applications beyond automotive. During this negotiation period, PowerCo will not make milestone payments for the Project.

There is no assurance that we will be able to complete the development of the solid-state battery cells or achieve the technical milestones in the time frame required by the PowerCo Collaboration Agreement or to satisfy PowerCo’s business needs, or that the joint scale-up team will cooperate successfully or complete in a timely and cost-effective manner the responsibilities assigned to them under the PowerCo Collaboration Agreement. If we are not able to reach certain milestones under the PowerCo Collaboration Agreement, PowerCo has no obligation to enter into the PowerCo IP License Agreement and may, in certain circumstances, terminate the PowerCo Collaboration Agreement. In these cases, we will not receive the initial royalty fee otherwise due to us under the PowerCo Collaboration Agreement and will not realize any of the benefits otherwise expected from such agreements. Additionally, continued payments by PowerCo are subject to completion of certain technical milestones or other contractual payment schedules, and therefore our results may vary significantly from quarter to quarter. There can be no assurance that the joint scale-up team will complete certain technical milestones or that we will receive any further payments from PowerCo in connection with the Project. Certain technical milestones have not been achieved within the contemplated time frames and the corresponding payments will not be paid to us. Any reduction, delay, failure to successfully negotiate a revised scope of work, or termination of the PowerCo Collaboration Agreement or its funding could disrupt our development timelines, impact our engagements with other customers and partners, and materially impact our business and financial results. The amounts of royalties to be paid under the PowerCo IP License Agreement, if entered into, will depend on the performance of our solid-state battery and the demand for the vehicles that Volkswagen develops specifically to use with the solid-state battery cells produced under the PowerCo IP License Agreement. If we cannot complete the development of our solid-state battery cells, if PowerCo does not select our solid-state battery cell for commercialization or if there is a delay in the introduction of the Volkswagen vehicles that intend to use our solid-state battery cells, our business will be harmed.

Volkswagen is our largest shareholder and holds the right to designate two directors to our Board. The strong relationship that we have developed with Volkswagen, including as a shareholder, and PowerCo and rights under the PowerCo Collaboration Agreement and, if entered into, the PowerCo IP License Agreement, may deter other automotive OEMs, or potential customers in other markets we are pursuing, from working closely with us. While the PowerCo IP License Agreement, if entered into, would be non-exclusive, allowing us to license our intellectual property to other third parties, we may still need to incur significant additional expenditures for design, development, and testing to meet the needs of these third parties. If we are not able to expand our other customer relationships to a license or commercialization intent, or if we become too dependent on Volkswagen for our revenue, our business could be harmed. Volkswagen may have economic, business or legal interests or goals that are inconsistent with our goals, and may face broader financial and operational challenges affecting its global automotive business. For example, adverse conditions in the EV market have led Volkswagen to reduce planned capital investments in their overall electrification efforts, which may delay, scale back, or otherwise adversely affect our collaboration and planned commercialization of our battery technology. Further, the existence of a related-party arrangement could raise concerns among investors, analysts, or regulators about potential conflicts of interest or the independence of our governance practices. In addition, the contractual arrangements with PowerCo involves complex accounting judgments under U.S. GAAP (as defined below). Any significant disagreements with Volkswagen may impede our ability to maximize the benefits of our relationship, slow the commercialization of our solid-state battery and impact on our relationship with other customers and partners. In addition, if PowerCo is unable or unwilling to meet its economic or other obligations under the PowerCo Collaboration Agreement and PowerCo IP License Agreement, if entered into, we may be required to terminate such agreements and thereby may not realize any of the benefits otherwise expected from such agreements. These factors could result in a material adverse effect on our business and financial results. While we have entered into the PowerCo Collaboration Agreement, we cannot predict the extent to which PowerCo’s activities may pose a competitive risk to, or otherwise be in conflict with, our business.

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

Our success in expanding into new markets also depends on our ability to establish and maintain commercial relationships, which may include new and existing strategic partners, licensees, or other collaborators. There can be no assurance that we will be able to identify and establish relationships and arrangements with partners in such new markets. In addition, these new and existing relationships, particularly as we pursue multiple customer verticals simultaneously, require increasingly significant management attention and resources and may expose us to operational, financial, or reputational risks.

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

We incurred a loss from operations of approximately $92.4 million and $307.7 million, and a net loss of approximately $84.5 million and $283.5 million for the three and nine months ended September 30, 2026, respectively, and an accumulated deficit of approximately $4.1 billion from our inception in 2010 through September 30, 2026. We believe that we will continue to incur operating losses each quarter until at least the time significant production of our lithium-metal solid-state batteries begins, and such production is not expected to begin in the near future.

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
•
adverse developments in our collaboration with Volkswagen, including termination of the PowerCo Collaboration Agreement (including any statement of work thereunder) or PowerCo IP License Agreement, if entered into, delays in achieving the milestones set forth in the PowerCo Collaboration Agreement or failing to meet the milestones prerequisite to our entering into the PowerCo IP License Agreement;
•
our ability to manage our growth;
•
our ability to manage our expansion into new markets and other industries;
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

We face various risks related to epidemics, pandemics, and other outbreaks. Pandemics have previously and may in the future result in changes in consumer and business behavior. Epidemics, pandemics or other outbreaks have impacted and may in the future impact our potential customers and our suppliers by disrupting the manufacturing, delivery and overall supply chain of battery, EV and equipment manufacturers and suppliers and have and may in the future lead to a global decrease in battery and EV sales and other end-product sales in markets around the world.

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

Our batteries, and the sale of EVs and motor vehicles in general, as well as other products and applications incorporating our technology that we are pursuing, are subject to substantial regulations under international, federal, state and local laws, including U.S. and non-U.S. export controls, sanctions and other trade compliance laws. We expect to incur significant costs in complying with these regulations. Regulations related to the battery and EV industry and alternative energy, and other industries in which we may seek to commercialize our technology, are currently evolving and we face risks associated with changes to these regulations as well as the potential for heightened regulatory scrutiny and enforcement activity. For example, laws and regulations may be passed that make manufacturers financially responsible for the collection, treatment, recycling and disposal of certain products, including batteries for EVs, or that impose restrictions on the sourcing of raw materials or components from certain jurisdictions or suppliers. The costs of complying with such requirements, as they now exist or as may be introduced in the future, and the associated administrative burden could adversely affect our financial condition and results of operations, particularly if we are unable to pass on such costs to our customers or if we’re negatively impacted to obtain the components and materials critical to our operations from global suppliers. In addition, compliance with trade laws may require us to obtain licenses, restrict sales to certain customers, distributors, or jurisdictions, or implement controls on the use, resale, or transfer of our products and services, any of which could delay or prevent transactions and increase our operating costs.

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

In addition, the complex relationships between the United States and the countries in which we may conduct business pose inherent risks, including that political, diplomatic, and national security factors may result in global trade restrictions and changes in trade policies and export regulations that affect the EV industry and other industries in which we may seek to operate. As geopolitical conflicts, such as the wars in Ukraine and in the Middle East, and broader global trade tensions, continue or escalate, they may lead to further disruption, instability and volatility in global markets and industries that could negatively impact our operations, supply chain, and future sales. The U.S. government and other governments have already imposed severe sanctions and export controls against Russia and Belarus, as well as against entities in China and other countries that are supporting Russia’s invasion of Ukraine, and may impose additional measures in the future. The impact of these measures, as well as potential responses to them by Russia, China, and other countries, is currently unknown and they could adversely affect the global economy, our business, supply chain, partners or customers.

The U.S. government has and may continue to make significant changes in U.S. trade policy, including further expanding its controls on exports and imposing new tariffs on imports globally, which could negatively impact U.S. trade and result in the adoption of retaliatory tariffs by other countries, leading to heightened trade tensions and potential disruption to global trade flows. More specifically, the U.S. government has imposed significant tariffs on and prohibited imports of products from China, as well as increased scrutiny of imports through customs enforcement and supply chain traceability requirements. In retaliation, China has implemented additional tariffs on a wide range of American products, imposed controls on exports of rare earth minerals to the United States and may impose additional tariffs and controls on inputs used by the EV industry and other industries in which we may seek to operate. Such tariffs and prohibitions, if expanded, could have a significant impact on our business, adversely affect supply chains, and may impact our ability to access materials or production equipment in a timely manner, including around the importation of parts of our batteries and certain production equipment that is manufactured in, or with inputs from, China. If we attempt to renegotiate prices with suppliers or diversify our supply chain in response to tariffs, such efforts may not yield immediate results or may be ineffective, and alternative suppliers may be limited or more costly. We might also consider increasing prices to our customers once we commence sales of our products; however, this could reduce the competitiveness of our products and adversely affect net sales.

We cannot predict what actions may ultimately be taken with respect to tariffs or trade relations between the United States and other countries, what products may be subject to such actions, or what actions may be taken by other countries in retaliation. If we fail to manage these dynamics successfully, gross margins and profitability could be adversely affected. As of the date of this report, tariffs have not had a material impact on our business, but should there be further disruption, instability and volatility in global markets and industries resulting from the dynamics of geopolitical relations between the United States and China, or the United States and other countries, particularly as we expand into new markets such as aerospace and defense that may draw increased national security-related scrutiny or export restrictions, our business could be materially and adversely affected, including due to volatility of prices and lead times, or the loss of availability, of equipment and materials sourced from or with a supply chain passing through China and other impacted countries.

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

The trading price of our Class A Common Stock has been and may in the future continue to be subject to extreme volatility. For example, from November 27, 2020, the date our Class A Common Stock began publicly trading, through September 30, 2026, our Class A Common Stock has experienced an intra-day trading high of $132.73 per share and an intra-day trading low of $3.40 per share. At certain times during such period, the daily fluctuations in the trading price of our Class A Common Stock were substantially greater than 10%. We cannot predict the magnitude of future fluctuations in the trading price of our Class A Common Stock. The trading price of our Class A Common Stock may be affected by a number of factors, including events described in the risk factors set forth in this Report and in our other reports filed with the SEC from time to time, as well as our operating results, financial condition and other events or factors. Any of the factors listed below could have a material adverse effect on your investment in our securities. Factors affecting the trading price of our securities may include:

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
•
changes in the market’s expectations about our operating results or the EV industry or other industries in which we may seek to operate;
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

As of September 30, 2026, our executive officers, directors and their affiliates as a group and each of our stockholders who own 10% or more of our outstanding Class A Common Stock or our Class B Common Stock (together, the “Common Stock”), in the aggregate, beneficially own approximately 14.4% of our Class A Common Stock and approximately 100% of our Class B Common Stock outstanding, representing approximately 44.3% of the vote. As a result, these stockholders, including Volkswagen, will be able to exercise a significant level of control over all matters requiring stockholder approval, including the election of directors, any amendment of our Amended and Restated Certificate of Incorporation (the “Certificate of Incorporation”) and approval of significant corporate transactions. In addition, Volkswagen holds the right to designate two directors to our Board. Currently, Dr. Günther Mendl, Head of the Center of Excellence Battery at Volkswagen AG, and Sebastian Schebera, Head of Strategic Partnerships at Volkswagen AG, are members of our Board. This control could have the effect of delaying or preventing a change of control or changes in our management and will make the approval of certain transactions difficult or impossible without the support of these stockholders and of their votes. Further, shares of Class B Common Stock have 10 votes per share, while shares of Class A Common Stock have one vote per share. Even though the holders of our Class B Common Stock are not party to any agreement that requires them to vote together, they may have interests that differ from yours and may vote in a way with which you disagree, and which may be adverse to your interests. This concentrated control may have the effect of delaying, preventing or deterring a change in control of us, could deprive our stockholders of an opportunity to receive a premium for their capital stock as part of a sale of us, and might ultimately affect the market price of shares of our Class A Common Stock.

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

Our success depends on our ability to attract and retain our executive officers, key employees and other qualified personnel. Achieving this objective may be difficult due to many factors, including fluctuations in global economic and industry conditions, management or organizational changes, the availability of qualified employees, evolving immigration and export control policies and restrictions, the attractiveness of our compensation and benefit programs, our career growth and development opportunities, and our employment policies. Specifically, as we operate in a highly competitive and rapidly evolving market and as we build our brand and become more well known, there is increased risk that competitors or other companies will seek to hire our personnel. None of our employees are bound by a non-competition agreement. The failure to attract, integrate, train, motivate and retain these personnel, or any increase in employee attrition, including due to the competitive market for personnel with relevant technical expertise, could seriously disrupt our operations and harm our business and prospects. Further, any future reduction in force may yield unintended consequences, such as making future retention and recruiting of qualified personnel more difficult, attrition beyond our planned reduction in workforce, decline in employee productivity and reduced employee morale, which may cause our remaining employees to seek alternative employment.

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

As we expand the scale of our business activities, any changes in the U.S. or foreign taxation of such activities may increase our worldwide effective tax rate and harm our business, results of operations, and financial condition. For example, the Organisation for Economic Co-operation and Development (“OECD”) has proposed implementing changes to existing tax laws, including a proposed 15% global minimum tax (“Pillar Two”). Numerous countries have enacted or are enacting tax legislation to adopt this global minimum tax. The OECD and participating jurisdictions have recently agreed to a side-by-side system that would allow U.S.-parented multinational corporations to operate under existing U.S. minimum tax rules and be exempt from certain provisions of Pillar Two for fiscal years beginning on or after January 1, 2026. Further, under the One Big Beautiful Bill Act (the “OBBBA”), we are no longer required to capitalize domestic research and experimental expenditures, but we are still required to amortize foreign research and experimental expenditures over 15 years. We do not believe the provisions under the OBBBA had a material impact on our financial statements. However, these changes, and others in the OBBBA or other new legislation may impact our effective tax rate and our cash tax liability in future years.

The Inflation Reduction Act of 2022 (the “IRA”) included numerous incentives and tax credits aimed at reducing the effects of climate change, such as the extension and expansion of EV charging infrastructure tax credits under Section 30C of the Internal Revenue Code of 1986 (the “Code”), the expansion of tax credits for EVs under Section 30D of the Code, the expansion of advanced manufacturing facility tax credits under Section 48C of the Code, and enactment of advanced manufacturing production credits for eligible component production in the United States under Section 45X of the Code. Such tax credits may potentially benefit incumbents more than new entrants, and consequently have adverse competitive effects for new entrants. However, several of these provisions were modified by the OBBBA. The Section 30D credit terminated on September 30, 2025, and the Section 30C credit terminated on June 30, 2026.

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

Pursuant to the Sarbanes-Oxley Act and the rules and regulations promulgated by the SEC, we are required to furnish in our Annual Report on Form 10-K a report by our management regarding the effectiveness of our internal control over financial reporting. The report includes, among other things, an assessment of the effectiveness of our internal control over financial reporting as of the end of our fiscal year, including a statement as to whether or not our internal control over financial reporting is effective. This assessment must include disclosure of any material weaknesses in our internal control over financial reporting identified by management. While we believe our internal control over financial reporting is currently effective, we have previously identified and had to remediate a material weakness and the effectiveness of our internal controls in future periods is subject to the risk that our controls may become inadequate because of changes in conditions. Establishing, testing and maintaining an effective system of internal control over financial reporting requires significant resources and time commitments on the part of our management and our finance staff, which may require additional staffing and infrastructure investments and would increase our costs of doing business.

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

Our business involves complex financial transactions, including but not limited to stock-based compensation, lease accounting, and income tax provisions. The accounting rules and regulations governing these areas are frequently changing and require significant judgment in their application. As our operations grow in scale and complexity, the risk of material errors or omissions in our financial statements increases. For example, in July 2025, we amended the PowerCo Collaboration Agreement with the goal of funding certain research and development activities thereunder. The arrangement involved complex accounting judgments under U.S. GAAP, including classification of payments received from PowerCo with no contractually stated repayment terms as a liability, as well as derecognition of the liability to shareholders’ equity upon extinguishment, driven by the significant related party relationship with Volkswagen Group, which creates a presumption of a repayment obligation.

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

Amendment to PowerCo Collaboration Agreement

We are providing the following disclosures in lieu of filing a Current Report on Form 8-K relating to Item 1.01 (Entry into a Material Definitive Agreement):

On October 21, 2026, we and PowerCo SE (“PowerCo”), a battery cell company wholly owned by the Volkswagen Group, a major investor in the Company, entered into an amendment (the “Amendment”) to the PowerCo Collaboration Agreement to, among other things, remove transition payments due from PowerCo in the aggregate of $7.0 million and enter into negotiations for a revised scope of work and payments including our current and next generation technology roadmap and applications beyond automotive such as data centers or robotics. During this negotiation period, PowerCo will not make milestone payments.

The foregoing description of the Amendment does not purport to be complete and is qualified in its entirety by reference to the full text of the Amendment attached hereto as Exhibit 10.2.

Item 6. Exhibits.

Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date

2.1	Business Combination Agreement, dated as of September 2, 2020, by and among Kensington Capital Acquisition Corp., Kensington Capital Merger Sub Corp. and Legacy QuantumScape.	S-4/A	333-248930	2.1	November 12, 2020
2.2	Amendment No. 1 to Business Combination Agreement, dated as of September 21, 2020, by and among Kensington Capital Acquisition Corp., Kensington Capital Merger Sub Corp. and Legacy QuantumScape.	S-4/A	333-248930	2.2	November 12, 2020

3.1	Amended and Restated Certificate of Incorporation of the Company, as amended.	10-Q	001-39345	3.1	July 26, 2024

3.2	Amended and Restated Bylaws of the Company.	8-K	001-39345	3.1	October 25, 2022

10.1#	Amendment to the Amended and Restated Collaboration Agreement dated as of July 16, 2026, by and between QuantumScape Battery, Inc. and PowerCo SE.	8-K	001-39345	10.1	July 22, 2026

10.2*#	Second Amendment to the Amended and Restated Collaboration Agreement and Statement of Work N.2 dated as of October 21, 2026, by and between QuantumScape Battery, Inc. and PowerCo SE.

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1†	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2†	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.
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

QuantumScape Corporation

Date: October 23, 2026	By:	/s/ Siva Sivaram
Siva Sivaram
President and Chief Executive Officer (Principal Executive Officer)

Date: October 23, 2026	By:	/s/ Kevin Hettrich
Kevin Hettrich
Chief Financial Officer (Principal Financial and Accounting Officer)